Form 10-Q
period 2018-04-29
NCI BUILDING SYSTEMS INC
filed 2018-06-07
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2018

or

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

Common Stock, $.01 par value - 66,164,248 shares as of May 31, 2018.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Sales	$457,069	$420,464	$878,418	$812,167
Cost of sales	352,986	319,625	682,418	627,377
Gross profit	104,083	100,839	196,000	184,790
Engineering, selling, general and administrative expenses	74,406	75,124	149,192	144,164
Intangible asset amortization	2,413	2,405	4,825	4,810
Restructuring and impairment charges	488	315	1,582	2,578
Strategic development and acquisition related costs	1,134	124	1,861	481
Loss on disposition of business	6,686	—	6,686	—
Gain on insurance recovery	—	(9,601)	—	(9,601)
Income from operations	18,956	32,472	31,854	42,358
Interest income	37	138	70	144
Interest expense	(4,849)	(7,479)	(12,341)	(14,365)
Foreign exchange (loss) gain	(305)	127	166	50
Loss on extinguishment of debt	(21,875)	—	(21,875)	—
Other income, net	270	322	727	708
Income (loss) before income taxes	(7,766)	25,580	(1,399)	28,895
(Benefit) provision for income taxes	(2,082)	8,606	(964)	9,882
Net income (loss)	$(5,684)	$16,974	$(435)	$19,013
Net income allocated to participating securities	—	(115)	—	(131)
Net income (loss) applicable to common shares	$(5,684)	$16,859	$(435)	$18,882
Income (loss) per common share:
Basic	$(0.09)	$0.24	$(0.01)	$0.27
Diluted	$(0.09)	$0.24	$(0.01)	$0.27
Weighted average number of common shares outstanding:
Basic	66,210	70,988	66,311	70,933
Diluted	66,210	71,122	66,311	71,107

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Comprehensive income (loss):
Net income (loss)	$(5,684)	$16,974	$(435)	$19,013
Other comprehensive income, net of tax:
Foreign exchange translation losses and other(1)	(261)	(144)	(24)	(58)
Other comprehensive loss	(261)	(144)	(24)	(58)
Comprehensive (loss) income	$(5,945)	$16,830	$(459)	$18,955

(1)
Foreign exchange translation losses and other are presented net of taxes of $0 in both the three months ended April 29, 2018 and April 30, 2017 and in both the six months ended April 29, 2018 and April 30, 2017.

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 29, 2018	October 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,335	$65,658
Restricted cash	177	136
Accounts receivable, net	180,393	199,897
Inventories, net	221,369	198,296
Income taxes receivable	6,439	3,617
Investments in debt and equity securities, at market	6,332	6,481
Prepaid expenses and other	36,551	31,359
Assets held for sale	10,102	5,582
Total current assets	496,698	511,026
Property, plant and equipment, net	221,398	226,995
Goodwill	148,291	148,291
Intangible assets, net	132,338	137,148
Deferred income taxes	2,513	2,544
Other assets, net	5,369	5,108
Total assets	$1,006,607	$1,031,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$1,656	$440
Accounts payable	157,819	147,772
Accrued compensation and benefits	49,850	59,189
Accrued interest	1,464	6,414
Other accrued expenses	104,475	102,233
Total current liabilities	315,264	316,048
Long-term debt, net of deferred financing costs of $6,043 and $6,857 on April 29, 2018 and October 29, 2017, respectively	408,957	387,290
Deferred income taxes	1,928	4,297
Other long-term liabilities	18,134	18,230
Total long-term liabilities	429,019	409,817
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 66,252,112 and 68,677,684 shares issued at April 29, 2018 and October 29, 2017, respectively; 66,142,319 and 68,386,556 shares outstanding at April 29, 2018 and October 29, 2017, respectively	663	687
Additional paid-in capital	521,190	562,277
Accumulated deficit	(249,832)	(248,046)
Accumulated other comprehensive loss, net	(7,555)	(7,531)
Treasury stock, at cost (109,793 and 291,128 shares at April 29, 2018 and October 29, 2017, respectively)	(2,142)	(2,140)
Total stockholders’ equity	262,324	305,247
Total liabilities and stockholders’ equity	$1,006,607	$1,031,112

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Six Months Ended
	April 29, 2018	April 30, 2017
Cash flows from operating activities:
Net income (loss)	$(435)	$19,013
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	20,800	20,378
Amortization of deferred financing costs	781	954
Loss on extinguishment of debt	21,875	—
Share-based compensation expense	7,868	5,862
Gain on insurance recovery	—	(9,601)
Loss on disposition of business	6,192	—
(Gains) losses on assets, net	(250)	262
Provision for doubtful accounts	(44)	1,406
Benefit for deferred income taxes	(1,676)	(113)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	17,060	12,232
Inventories	(24,920)	(8,617)
Income taxes	(2,822)	982
Prepaid expenses and other	(4,182)	(1,875)
Accounts payable	12,686	(21,737)
Accrued expenses	(12,016)	(11,068)
Other, net	(931)	(189)
Net cash provided by operating activities	39,986	7,889
Cash flows from investing activities:
Capital expenditures	(16,897)	(11,556)
Proceeds from sale of property, plant and equipment	2,678	2,533
Business disposition, net	(4,415)	—
Proceeds from insurance	—	420
Net cash used in investing activities	(18,634)	(8,603)
Cash flows from financing activities:
(Deposit) refund of restricted cash	(41)	240
Proceeds from stock options exercised	1,040	1,196
Proceeds from ABL facility	65,000	35,000
Payments on ABL facility	(65,000)	(35,000)
Proceeds from term loan	415,000	—
Payments on term loan	(144,147)	(10,000)
Payments on senior notes	(265,470)	—
Payments on note payable	(441)	(458)
Payments of financing costs	(6,275)	—
Payments related to tax withholding for share-based compensation	(4,612)	(2,389)
Purchases of treasury stock	(46,705)	(3,533)
Net cash used in financing activities	(51,651)	(14,944)
Effect of exchange rate changes on cash and cash equivalents	(24)	(63)
Net decrease in cash and cash equivalents	(30,323)	(15,721)
Cash and cash equivalents at beginning of period	65,658	65,403
Cash and cash equivalents at end of period	$35,335	$49,682

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,917,034)	(51,317)	(51,317)
Retirement of treasury shares	(2,916,930)	(29)	(51,286)	—	—	2,916,930	51,315	—
Issuance of restricted stock	397,722	4	(4)	—	—	181,439	—	—
Stock options exercised	93,636	1	1,039	—	—	—	—	1,040
Foreign exchange translation loss and other, net of taxes	—	—	(55)	—	(24)	—	—	(79)
Share-based compensation	—	—	7,868	—	—	—	—	7,868
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net loss	—	—	—	(435)	—	—	—	(435)
Balance, April 29, 2018	66,252,112	$663	$521,190	$(249,832)	$(7,555)	(109,793)	$(2,142)	$262,324

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2018
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and six month period ended April 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2018. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
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
As of the first quarter, the Company began reporting results under four reportable segments: Engineered Building Systems; Metal Components; Insulated Metal Panels; and Metal Coil Coating. Previously, operating results for the Insulated Metal Panel product line were included in the Metal Components segment. In addition, CENTRIA’s coil coating operations, which had also been included in the Metal Components segment since the Company’s acquisition of CENTRIA in January 2015, will now be reported within the Metal Coil Coating segment. The Company began reporting its financial results under the new reportable segments with the filing of the Form 10-Q for the quarter ending January 28, 2018.
Disposition of Business
In the second quarter of fiscal 2018, the Company closed on the sale of CENTRIA International LLC, which owned our China manufacturing facility. The Company recognized a $6.7 million loss on the sale in the Insulated Metals Panel segment during the second quarter of fiscal 2018. The disposition does not represent a strategic shift that has or will have a major effect of the Company’s operations or financial results.
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out (FIFO) or average cost method should now be measured at the lower of cost and net realizable value. We adopted this guidance in our first quarter of fiscal 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our financial position or results of operations.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liability, and classification on the statement of cash flows. We adopted ASU 2016-09 in our first quarter in fiscal 2018. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company applied the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after October 29, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company recognized a cumulative effect adjustment of $1.4 million to increase accumulated deficit on a modified retrospective basis as of October 29, 2017 and has elected to account for forfeitures when they occur on a prospective basis. The standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of the excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the retrospective transition method and reclassified $1.5 million of excess tax benefits from financing activities to operating activities on the statement of cash flows for the fiscal six months ended April 30, 2017. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity. Payments for shares withheld for tax withholding purposes of $4.6 million and $2.4 million are classified on the consolidated statements of cash flows for the six months ended April 29, 2018 and April 30, 2017, respectively.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standard”), all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year, using either a full or modified retrospective approach. To adopt the new revenue standard, we anticipate applying the modified retrospective approach, pursuant to which we will record an adjustment to the opening balance of accumulated deficit as of October 29, 2018 (the first day of our fiscal year ending November 3, 2019) for the impact of applying the new revenue standard to all contracts existing as of the date of application. For each revenue contract type, we are conducting a contract review process to evaluate the impact, if any, that the new revenue standard may have. At this time, our assessment is not yet complete and therefore we are unable to quantify the potential impacts to our consolidated financial statements; however, we do anticipate the adoption will have a material impact on our financial statement disclosures.
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
NOTE 3 —RESTRUCTURING
As part of the plans developed in the fourth quarter of fiscal 2015 primarily to improve engineering, selling, general and administrative (“ESG&A”) and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions, dispositions and restructuring efforts, we incurred restructuring charges of $0.5 million, including $0.3 million, $0.1 million and $0.1 million in the Engineered Building Systems segment, Metal Components segment and Insulated Metal Panels segment, respectively, during the three months ended April 29, 2018. During the three months ended April 30, 2017, we incurred restructuring charges of $0.3 million, including $0.2 million and $0.1 million, in the Engineered Building Systems segment and Metal Components segment, respectively.
For the six months ended April 29, 2018, we incurred restructuring charges of $1.6 million, including $1.5 million and $1.4 million in the Engineered Building Systems segment and Insulated Metals Panel segment, respectively, partially offset by a gain of $1.3 million on a sale of a facility in our Metal Components segment. For the six months ended April 30, 2017, we incurred restructuring charges, primarily consisting of severance related costs of $2.6 million, including approximately $2.1 million and $0.5 million in the Engineered Building Systems segment and Metal Components segment, respectively.
The following table summarizes the costs and charges associated with the restructuring plans during the three and six months ended April 29, 2018, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Three Months Ended	Fiscal Six Months Ended	Cost Incurred To Date (since inception)
	April 29, 2018	April 29, 2018
General severance	$417	$1,733	$10,695
Plant closing severance	—	—	3,279
Asset impairments	71	1,171	7,140
Gain on sale of facility	—	(1,424)	(1,424)
Other restructuring costs	—	102	1,415
Total restructuring costs	$488	$1,582	$21,105
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through April 29, 2018 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance at October 30, 2016	$482	$—	$482
Costs incurred	2,350	1,539	3,889
Cash payments	(2,549)	(1,539)	(4,088)
Balance at October 29, 2017	$283	$—	$283
Costs incurred	1,733	—	1,733
Cash payments	(1,782)	—	(1,782)
Balance at April 29, 2018	$234	$—	$234

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

We expect to fully execute our plans in phases over the next 12 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of these plans.
NOTE 4 — INVENTORIES
The components of inventory are as follows (in thousands):

	April 29, 2018	October 29, 2017
Raw materials	$164,805	$150,919
Work in process and finished goods	56,564	47,377
	$221,369	$198,296

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $10.1 million and $5.6 million as of April 29, 2018 and October 29, 2017, respectively. All of these assets continued to be actively marketed for sale or are under contract as of April 29, 2018.
During the three and six months ended April 29, 2018, we completed the sale of an idle facility in the Metal Components segment which had previously been classified in assets held for sale. In connection with the sale of the facility, we received net cash proceeds of $0.4 million, and recognized a net loss of approximately $70 thousand, which is included in restructuring and impairment charges in the consolidated statements of operations.
Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $5.0 million as of April 29, 2018.
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
As of April 29, 2018, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to four years or earlier upon death, disability or a change of control. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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

Stock option awards
During the six month period ended April 30, 2017, we granted 10,424 stock options. The grant date fair value of options granted during the six month period ended April 30, 2017 was $6.59 per share. We did not grant stock options during the six month period ended April 29, 2018.
There were 0.1 million options with an intrinsic value of $0.6 million exercised during the six month period ended April 29, 2018. Cash received from options exercised was $1.0 million during the six month period ended April 29, 2018.
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change of control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change of control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the six month periods ended April 29, 2018 and April 30, 2017, we granted PSUs with a total fair value of approximately $4.5 million and $4.6 million, respectively, to the Company’s senior executives.
Long-term incentive awards granted to our key employees generally have a three-year performance period. Long-term incentive awards are granted 50% in restricted stock units and 50% in PSUs. Vesting of PSUs is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. The PSUs vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of PSUs is based on the Company’s stock price as of the date of grant. During the six month periods ended April 29, 2018 and April 30, 2017, we granted awards to key employees with equity fair values of $2.1 million and $2.0 million, respectively, and during the six month period ended April 30, 2017 we granted awards to key employees with cash values of $2.0 million. We did not grant awards with cash value to key employees during the six month period ended April 29, 2018.
On December 15, 2017, the performance period ended for certain PSUs granted to senior executives and key employees in December 2014. The PSUs vested at 69.4%, and resulted in the issuance of 0.1 million shares, net of shares withheld for taxes.
During the six month periods ended April 29, 2018 and April 30, 2017, we granted time-based restricted stock units with a fair value of $6.8 million, representing 0.3 million shares, and $4.0 million, representing 0.3 million shares, respectively.
During the six month periods ended April 29, 2018 and April 30, 2017, we recorded share-based compensation expense for all awards of $7.9 million and $5.9 million, respectively. Included in the share-based compensation expense during the six month period ended April 29, 2018 were accelerated awards of $3.6 million due to the retirement of the Company’s former CEO.
Deferred Compensation
In accordance with the Company’s Deferred Compensation Plan, amounts deferred into the Company Stock Fund must remain invested in the Company Stock Fund until distribution. The deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we have a deferred compensation obligation of $1.2 million related to the Company Stock Fund that is recorded within equity in additional paid-in capital on the consolidated balance sheet as of April 29, 2018. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 109,689 shares in treasury shares, relating to deferred, vested PSU awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.

NOTE 7 — EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted earnings per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Numerator for Basic and Diluted Earnings (Loss) Per Common Share:
Net income (loss) applicable to common shares	$(5,684)	$16,859	$(435)	$18,882
Denominator for Basic and Diluted Earnings (Loss) Per Common Share:
Weighted average basic number of common shares outstanding	66,210	70,988	66,311	70,933
Common stock equivalents:
Employee stock options	—	134	—	138
PSUs and Performance Share Awards	—	—	—	36
Weighted average diluted number of common shares outstanding	66,210	71,122	66,311	71,107

Basic earnings (loss) per common share	$(0.09)	$0.24	$(0.01)	$0.27
Diluted earnings (loss) per common share	$(0.09)	$0.24	$(0.01)	$0.27

Incentive Plan securities excluded from dilution(1)	95	2	122	2

(1)	Represents securities not included in the computation of diluted earnings (loss) per common share because their effect would have been anti-dilutive.
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal six months ended April 29, 2018 and April 30, 2017 (in thousands):

	Fiscal Six Months Ended
	April 29, 2018	April 30, 2017
Beginning balance	$27,016	$27,200
Warranties sold	1,605	1,234
Revenue recognized	(1,314)	(1,512)
Ending balance	$27,307	$26,922
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.
The following tables sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended April 29, 2018			Fiscal Three Months Ended April 30, 2017
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$22	$7	$29	$24	$9	$33
Interest cost	494	62	556	513	64	577
Expected return on assets	(729)	—	(729)	(700)	—	(700)
Amortization of prior service credit	15	—	15	(2)	—	(2)
Amortization of net actuarial loss	248	—	248	344	—	344
Net periodic benefit cost	$50	$69	$119	$179	$73	$252

Funding contributions	$639	$—	$639	$591	$—	$591

	Fiscal Six Months Ended April 29, 2018			Fiscal Six Months Ended April 30, 2017
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$44	$14	$58	$49	$18	$67
Interest cost	988	124	1,112	1,027	129	1,156
Expected return on assets	(1,458)	—	(1,458)	(1,399)	—	(1,399)
Amortization of prior service credit	28	—	28	(5)	—	(5)
Amortization of net actuarial loss	496	—	496	687	—	687
Net periodic benefit cost	$98	$138	$236	$359	$147	$506

Funding contributions	$910	$—	$910	$825	$—	$825
We expect to contribute an additional $1.6 million to the Defined Benefit Plans for the remainder of fiscal 2018. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 10 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	April 29, 2018	October 29, 2017
Term loan credit facility, due February 2025 and June 2022, respectively	$415,000	$144,147
8.25% senior notes, due January 2023	—	250,000
Asset-based lending credit facility, due February 2023 and June 2019, respectively	—	—
Less: unamortized deferred financing costs(1)	6,043	6,857
Total long-term debt, net of deferred financing costs	$408,957	$387,290

(1)
Includes the unamortized deferred financing costs associated with the term loan credit facilities and Notes. The unamortized deferred financing costs associated with the asset-based credit lending facilities of $1.3 million and $0.7 million as of April 29, 2018 and October 29, 2017, respectively, are classified in other assets on the consolidated balance sheets.

Debt Redemption and Refinancing
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement (each defined below), the proceeds of which, together, were used to redeem the 8.25% senior notes and to refinance the Company’s existing term loan credit facility and the Company’s existing asset-based revolving credit facility.
Term Loan Credit Agreement
On February 8, 2018, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) which provides for a term loan credit facility in an original aggregate principal amount of $415.0 million (“Term Loan Credit Facility”). Proceeds from borrowings under the Term Loan Credit Facility were used, together with cash on hand, (i) to refinance the existing term loan credit agreement, (ii) to redeem and repay the Notes and (iii) to pay any fees, premiums and expenses incurred in connection with the refinancing.
The term loans under the Term Loan Credit Agreement will mature on February 7, 2025 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum.
The term loans under the Term Loan Credit Agreement may be prepaid at the Company’s option at any time, subject to minimum principal amount requirements. Prepayments in connection with a repricing transaction (as defined in the Term Loan Credit Agreement) during the first six months after the closing of the Term Loan Credit Facility will be subject to a prepayment premium equal to 1% of the principal amount of the term loans being prepaid. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs). The Company will also have the ability to repurchase a portion of the term loans under the Term Loan Credit Agreement subject to certain terms and conditions set forth in the Term Loan Credit Agreement.
Subject to certain exceptions, the term loans under the Term Loan Credit Agreement will be subject to mandatory prepayment in an amount equal to:

•
the net cash proceeds of (1) certain asset sales (subject to reduction to 50% or 0%, if specified leverage ratio targets are met), (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Term Loan Credit Agreement), subject to reduction to 0% if specified leverage ratio targets are met.
The obligations under the Term Loan Credit Agreement are guaranteed by each direct and indirect U.S. restricted subsidiary of the Company, other than certain excluded subsidiaries, and are secured by:

•
a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor (other than ABL Priority Collateral (as defined below)), including the capital stock of each direct material domestic subsidiary owned by the Company and each guarantor, and 65% of the capital stock of any non-U.S. subsidiary held directly by the Company or any guarantor, subject to customary exceptions (the “Term Loan Priority Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the ABL Credit Facility (as defined below); and

•	a perfected security interest in the ABL Priority Collateral, which security interest will be junior to the security interest in the ABL Priority Collateral securing the ABL Credit Facility.
At the Company’s election, the interest rates applicable to the term loans under the Term Loan Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (i) an adjusted LIBOR plus a borrowing margin of 2.00% per annum or (ii) an alternative base rate not less than 1.00% plus a borrowing margin of 1.00% per annum. At April 29, 2018, the interest rate on the Term Loans was 3.88%.
ABL Credit Agreement
On February 8, 2018, the subsidiaries of the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, and the Company as a guarantor, entered into an ABL Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based revolving credit facility (the “ABL Credit Facility”) which allows aggregate maximum borrowings by the ABL borrowers of up to $150 million, letters of credit of up to $30 million and up to $20 million for swingline borrowings. Borrowing availability is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and subject to certain other adjustments. Availability is reduced by issuance of letters of credit as well as any borrowings. All borrowings under the ABL Credit Facility mature on February 8, 2023.
The obligations under the ABL Credit Agreement are guaranteed by each direct and indirect U.S. restricted subsidiary of the Company, other than certain excluded subsidiaries, and are secured by:

•
a perfected security interest in all present and after-acquired inventory, accounts receivable, deposit accounts, securities accounts, and any cash or other assets in such accounts (and, to the extent evidencing or otherwise related to such items, all general intangibles, intercompany debt, insurance proceeds, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents, investment property and payment intangibles) and the proceeds of any of the foregoing and all books and records relating to, or arising from, any of the foregoing, except to the extent such proceeds constitute Term Loan Priority Collateral, and subject to customary exceptions (the “ABL Priority Collateral”), which security interest is senior to the security interest in the foregoing assets securing the Term Loan Credit Facility; and

•
a perfected security interest in the Term Loan Priority Collateral, which security interest will be junior to the security interest in the Term Loan Priority Collateral securing the Term Loan Credit Facility.

At April 29, 2018 and October 29, 2017, the Company’s excess availability under its asset-based lending credit facilities was $141.1 million and $140.0 million, respectively. At April 29, 2018 and October 29, 2017, the Company had no revolving loans outstanding under its asset-based lending credit facilities. In addition, at April 29, 2018 and October 29, 2017, standby letters of credit related to certain insurance policies totaling approximately $8.9 million and $10.0 million, respectively, were outstanding but undrawn under the Company’s asset-based lending credit facilities.
The ABL Credit Agreement includes a minimum fixed charge coverage ratio of 1.00:1.00, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of April 29, 2018 was $14.1 million. Although the ABL Credit Agreement does not require any financial covenant compliance, at April 29, 2018 NCI’s fixed charge coverage ratio, which is calculated on a trailing twelve month basis, was 3.56:1.00.
Loans under the ABL Credit Facility bear interest, at NCI’s option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 0.25% to 0.75% depending on the quarterly average excess availability under such facility; and

(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 1.25% to 1.75% depending on the quarterly average excess availability under such facility.

A commitment fee is paid on the ABL Credit Facility at an annual rate of 0.25% or 0.35%, depending on the average daily used percentage, based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Credit Facility also apply.
Redemption of 8.25% Senior Notes
On January 16, 2015, the Company issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 (the “Notes”). On February 8, 2018, the Company redeemed the outstanding $250.0 million aggregate principal amount of the Notes for approximately $265.5 million using the proceeds from borrowings under the new Term Loan Facility.
During the three months ended April 29, 2018, the Company incurred a pretax loss, primarily on the extinguishment of the Notes, of $21.9 million, of which approximately $15.5 million represents the call premium paid on the redemption of the Notes.
Debt Covenants
The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness, make dividends and other restricted payments, create liens securing indebtedness, engage in mergers and acquisitions, enter into restrictive agreements, amend certain documents in respect of other indebtedness, change the nature of the business and engage in certain transactions with affiliates. As of April 29, 2018, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of April 29, 2018 and October 29, 2017, the Company had an outstanding note payable in the amount of $1.7 million and $0.4 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
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
As of April 29, 2018, and October 29, 2017, the CD&R Funds owned approximately 34.5% and 43.8%, respectively, of the outstanding shares of our common stock.
NOTE 12 — STOCK REPURCHASE PROGRAM
On September 8, 2016, the Company announced that its board of directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017 and March 7, 2018, the Company announced that its board of directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs.
During the six months ended April 29, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs announced on September 8, 2016 and October 10, 2017, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Funds 2017 Secondary Offering (see Note 11 — CD&R Funds). As of April 29, 2018, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.

The Company canceled the 2.7 million shares repurchased under the stock repurchase programs during the six months ended April 29, 2018, resulting in a $46.7 million decrease in both additional paid in capital and treasury stock.
In addition to the common stock repurchased during the six months ended April 29, 2018, the Company also withheld 0.2 million shares of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity. The Company also cancelled these shares during the six months ended April 29, 2018, resulting in a $4.6 million decrease in both additional paid in capital and treasury stock.
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of April 29, 2018 and October 29, 2017, respectively, because of their relatively short maturities. The carrying amount of revolving loans outstanding under the asset-based lending facilities approximates fair value as the interest rates are variable and reflective of market rates. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	April 29, 2018		October 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Credit Facility, due February 2025	$415,000	$415,519	$—	$—
Credit Agreement, due June 2022	—	—	144,147	144,147
8.25% senior notes, due January 2023	—	—	250,000	267,500
The fair values of the Term Loan Credit Facility, Credit Agreement and the Notes were based on recent trading activities of comparable market instruments, which are level 2 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of April 29, 2018 and October 29, 2017.
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

The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of April 29, 2018 and October 29, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	April 29, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$790	$—	$—	$790
Mutual funds – Growth	1,057	—	—	1,057
Mutual funds – Blend	2,018	—	—	2,018
Mutual funds – Foreign blend	946	—	—	946
Mutual funds – Fixed income	—	1,521	—	1,521
Total short-term investments in deferred compensation plan	4,811	1,521	—	6,332
Total assets	$4,811	$1,521	$—	$6,332

Liabilities:
Deferred compensation plan liability	$—	$5,310	$—	$5,310
Total liabilities	$—	$5,310	$—	$5,310

	October 29, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$1,114	$—	$—	$1,114
Mutual funds – Growth	958	—	—	958
Mutual funds – Blend	1,948	—	—	1,948
Mutual funds – Foreign blend	915	—	—	915
Mutual funds – Fixed income	—	1,546	—	1,546
Total short-term investments in deferred compensation plan	4,935	1,546	—	6,481
Total assets	$4,935	$1,546	$—	$6,481

Liabilities:
Deferred compensation plan liability	$—	$4,923	$—	$4,923
Total liabilities	$—	$4,923	$—	$4,923

(1)
Unrealized holding gain (loss) for the three months ended April 29, 2018 and April 30, 2017 was $(0.2) million and $0.2 million, respectively. Unrealized holding gain (loss) for the six months ended April 29, 2018 and April 30, 2017 was $0.1 million and $(0.3) million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.

NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Statutory federal income tax rate	23.3%	35.0%	23.3%	35.0%
State income taxes	3.4%	3.8%	3.7%	3.8%
Domestic production activities deduction	(1.5)%	(3.2)%	(1.1)%	(3.2)%
Non-deductible expenses	0.7%	0.9%	0.9%	0.9%
Tax credits	(0.6)%	(0.9)%	(0.8)%	(0.9)%
China valuation allowance	—%	(0.5)%	(0.9)%	(0.1)%
Revaluation of U.S. deferred income tax due to statutory rate reduction	—%	—%	74.7%	—%
One-time repatriation tax on foreign earnings	—%	—%	(51.6)%	—%
Other	1.5%	(1.5)%	20.7%	(1.3)%
Effective tax rate	26.8%	33.6%	68.9%	34.2%
The increase in the effective tax rate was primarily the result of the net loss for the six months ended April 29, 2018 and the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the federal statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The majority of these changes will be effective for the Company’s fiscal year beginning October 29, 2018. However, the corporate income tax rate reduction is effective December 22, 2017. As such, the Company’s statutory federal corporate income tax rate for the fiscal year ending October 28, 2018 will be 23.3%. In addition, the one-time repatriation tax will be recognized by the Company for the tax year ending October 28, 2018.
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
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform. Based upon this review, the Company recognized a discrete estimated net income tax benefit with respect to U.S. Tax Reform for the first quarter of fiscal 2018 of $0.3 million. This net income tax benefit reflects a $1.0 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability, partiality offset with a $0.7 million estimated income tax expense associated with the impact of the deemed repatriated earnings from the Company’s foreign subsidiaries, including the one-time repatriation tax of $2.1 million. Due to the Company’s fiscal year-end of October 28, 2018 and the timing of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded in the first quarter of fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information. As such, the Company will update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary. The Company did not make any material updates to the provisional estimates during the second quarter of fiscal 2018.
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

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Total sales:
Engineered Building Systems	$167,240	$162,624	$324,204	$313,887
Metal Components	168,456	154,895	315,288	289,068
Insulated Metal Panels	113,413	102,937	224,207	198,132
Metal Coil Coating	95,190	86,729	183,533	175,069
Intersegment sales	(87,230)	(86,721)	(168,814)	(163,989)
Total sales	$457,069	$420,464	$878,418	$812,167
External sales:
Engineered Building Systems	$157,136	$154,456	$305,424	$299,477
Metal Components	147,661	133,290	275,189	248,847
Insulated Metal Panels	99,792	86,773	$197,305	169,214
Metal Coil Coating	52,480	45,945	100,500	94,629
Total sales	$457,069	$420,464	$878,418	$812,167
Operating income (loss):
Engineered Building Systems	$9,271	$6,894	$17,534	$13,397
Metal Components	22,082	19,997	39,171	32,373
Insulated Metal Panels	1,540	19,377	$8,611	21,569
Metal Coil Coating	7,129	6,227	12,505	12,933
Corporate	(21,066)	(20,023)	(45,967)	(37,914)
Total operating income	$18,956	$32,472	$31,854	$42,358
Unallocated other expense, net	(26,722)	(6,892)	(33,253)	(13,463)
Income before income taxes	$(7,766)	$25,580	$(1,399)	$28,895

	April 29, 2018	October 29, 2017
Total assets:
Engineered Building Systems	$205,839	$195,426
Metal Components	192,958	186,369
Insulated Metal Panels	368,363	380,308
Metal Coil Coating	176,837	175,046
Corporate	62,610	93,963
Total assets	$1,006,607	$1,031,112
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
During the first quarter of fiscal 2018, the Company began reporting results under four reportable segments, which are Engineered Building Systems, Metal Components, Insulated Metal Panels and Metal Coil Coating. Previously, operating results for the Insulated Metal Panel product line were included in the Metal Components segment. In addition, CENTRIA’s coil coating operations, which had been included in the Metal Components segment since the Company’s acquisition of CENTRIA in January 2015, are now reported within the Metal Coil Coating segment. Prior periods have been restated to conform to the current segment presentation.
Second Fiscal Quarter
During the second quarter of fiscal 2018, the Company has continued to realize the benefits of our focus on commercial discipline in the pass-through of material costs and the Company’s ongoing cost reduction initiatives.
Overall, year-over-year comparisons in most of our financial metrics reflect the pass-through of higher material input costs, as well as operational improvements over the previous three years to better leverage our fixed cost structure. We achieved year-over-year growth in both consolidated sales and gross profit.

Consolidated revenues increased by approximately 9% from the same period in the prior year. The year-over-year improvement was primarily driven by continued commercial discipline in the pass-through of higher costs in a rising cost environment predominantly in the Engineered Building Systems, Metal Components, and Insulated Metal Panels segments, and underlying volume growth in the Metal Components and Insulated Metal Panels segments.
The Company’s gross margin in the current period was 22.8% as compared to 24.0% in the second quarter of 2017. The lower margins in the current period were primarily driven by less favorable product mix in the Insulated Metal Panels segment and increased manufacturing costs in the Metal Coil Coating segment in preparation for higher activity levels. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 160 basis points to 16.3% of sales compared to the same period last year, as we continue to execute on our strategic initiatives and restructuring activities.
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
Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect ESG&A costs. During the three months ended April 29, 2018, we incurred charges of $0.5 million, including $0.3 million, $0.1 million and $0.1 million in the Engineered Building Systems segment, Metal Components segment and Insulated Metal Panels segment, respectively.
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

We have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segment presentation. The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Total sales:
Engineered Building Systems	$167,240	$162,624	$324,204	$313,887
Metal Components	168,456	154,895	315,288	289,068
Insulated Metal Panels	113,413	102,937	224,207	198,132
Metal Coil Coating	95,190	86,729	183,533	175,069
Intersegment sales	(87,230)	(86,721)	(168,814)	(163,989)
Total sales	$457,069	$420,464	$878,418	$812,167
External sales:
Engineered Building Systems	$157,136	$154,456	$305,424	$299,477
Metal Components	147,661	133,290	275,189	248,847
Insulated Metal Panels	99,792	86,773	$197,305	169,214
Metal Coil Coating	52,480	45,945	100,500	94,629
Total sales	$457,069	$420,464	$878,418	$812,167
Operating income (loss):
Engineered Building Systems	$9,271	$6,894	$17,534	$13,397
Metal Components	22,082	19,997	39,171	32,373
Insulated Metal Panels	1,540	19,377	8,611	21,569
Metal Coil Coating	7,129	6,227	12,505	12,933
Corporate	(21,066)	(20,023)	(45,967)	(37,914)
Total operating income	$18,956	$32,472	$31,854	$42,358
Unallocated other expense	(26,722)	(6,892)	(33,253)	(13,463)
Income before income taxes	$(7,766)	$25,580	$(1,399)	$28,895
FISCAL THREE MONTHS ENDED APRIL 29, 2018 COMPARED TO FISCAL THREE MONTHS ENDED APRIL 30, 2017
Consolidated sales increased by 8.7%, or $36.6 million, for the three months ended April 29, 2018, compared to the three months ended April 30, 2017. The increase in revenue resulted from continued commercial discipline, as well as the pass-through of material and other input costs in an inflationary environment, predominantly in the Engineered Building Systems, Metal Components, and Insulated Metal Panels segments, and underlying volume growth in the Engineered Building Systems and Metal Components segments.
Consolidated cost of sales increased by 10.4%, or $33.4 million, for the three months ended April 29, 2018, compared to the three months ended April 30, 2017. The increase in cost of sales resulted primarily from higher input costs, including transportation, materials and skilled labor.
Gross margin percentage was 22.8% for the three months ended April 29, 2018, compared to 24.0% for the same period in the prior year. The lower margins in the current period were primarily driven by less favorable product mix in both the Insulated Metal Panels segment and doors products and increased manufacturing costs in the Metal Coil Coating segment in preparation for higher activity levels.
Engineered Building Systems sales increased by 2.8%, or $4.6 million, to $167.2 million in the three months ended April 29, 2018, from $162.6 million in the same period in the prior year. Sales to third parties for the three months ended April 29, 2018 increased by $2.7 million to $157.1 million from $154.5 million in the same period in the prior year, primarily due to the pass-through of higher input costs and improved product mix. Engineered Building Systems third-party sales accounted for 34.4% of total consolidated third-party sales in the three months ended April 29, 2018, compared to 36.7% in the three months ended April 30, 2017.
Operating income of the Engineered Building Systems segment increased to $9.3 million in the three months ended April 29, 2018, from $6.9 million in the same period in the prior year. The $2.4 million, or 34.5%, increase resulted primarily from improved product mix and lower engineering, selling, general and administrative expenses resulting from the execution of prior year cost reduction initiatives.
Metal Components sales increased by 8.8%, or $13.6 million, to $168.5 million in the three months ended April 29, 2018, from $154.9 million in the same period in the prior year. Sales to third parties for the three months ended April 29, 2018 increased by $14.4 million to $147.7 million from $133.3 million in the same period in the prior year, primarily driven by higher external volumes and the pass-through of increasing materials costs. The increase in external volume was driven mostly by an increase in the demand for our commercial doors products as we continue to execute on our adjacency growth initiatives. Metal Components third-party sales accounted for 32.3% of total consolidated third-party sales in the three months ended April 29, 2018, compared to 31.7% in the three months ended April 30, 2017.
Operating income of the Metal Components segment increased to $22.1 million in the three months ended April 29, 2018, compared to $20.0 million in the same period in the prior year. The $2.1 million, or 10.4%, increase was driven primarily by an improvement in product mix and improved operating leverage across the cost structure on higher volumes. Prior period operating income includes $0.4 million of gain on insurance recovery for settlements on damaged plant and equipment. There was no corresponding gain in the current period.
Insulated Metal Panels sales increased by 10.2%, or $10.5 million, to $113.4 million in the three months ended April 29, 2018, compared to $102.9 million in the same period in the prior year. Sales to third parties for the three months ended April 29, 2018 increased by $13.0 million to $99.8 million from $86.8 million in the same period in the prior year, primarily as a result of commercial discipline emphasizing project profitability over volume in a period of increasing input costs. The increase in volume was driven by strong demand for our cold storage products. Insulated Metal Panel third-party sales accounted for 21.8% of total consolidated third-party sales in the three months ended April 29, 2018, compared to 20.6% in the three months ended April 30, 2017
Operating income of the Insulated Metal Panels segment decreased to $1.5 million in the three months ended April 29, 2018, from $19.4 million in the same period in the prior year. The $17.8 million, or 92.1%, decrease was primarily due to items present in both fiscal years that are not representative of our ongoing operations and a change in product mix away from the unusually high prior year mix of architectural panels. The three months ended April 29, 2018 includes a $6.7 million loss recognized on the sale of the China manufacturing facility. Prior period operating income includes a $9.2 million gain related to the settlement of property claims with insurers for damage caused by a fire in one of the facilities.
Metal Coil Coating sales were $95.2 million and $86.7 million in the three months ended April 29, 2018 and April 30, 2017, respectively. Sales to third parties for the three months ended April 29, 2018 increased by $6.5 million to $52.5 million from $45.9 million in the same period in the prior year, primarily as a result of higher tonnage volume in package sales. Metal Coil Coating third-party sales accounted for 11.5% of total consolidated third-party sales in the three months ended April 29, 2018, compared to 10.9% in the three months ended April 30, 2017.
Operating income of the Metal Coil Coating segment increased to $7.1 million in the three months ended April 29, 2018, from $6.2 million in the same period in the prior year. The $0.9 million, or 14.5%, increase was primarily due to lower manufacturing efficiency due to ramping up additional shifts in preparation for increasing activity levels.
Consolidated engineering, selling, general and administrative expenses decreased to $74.4 million in the three months ended April 29, 2018, compared to $75.1 million in the same period in the prior year primarily resulting from the continued execution of cost reduction initiatives discussed herein. As a percentage of sales, engineering, selling, general and administrative expenses decreased 160 basis points to 16.3% for the three months ended April 29, 2018, as compared to 17.9% for the three months ended April 30, 2017.
Consolidated intangible amortization remained consistent period over period at $2.4 million in the three months ended April 29, 2018, compared to $2.4 million in the same period in the prior year.
Consolidated restructuring and impairment charges for the three months ended April 29, 2018 and April 30, 2017 were $0.5 million and $0.3 million, respectively. These charges, primarily consisting of severance related costs, relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint.
Consolidated strategic development and acquisition related costs for the three months ended April 29, 2018 were $1.1 million, compared to $0.1 million for the three months ended April 30, 2017. These non-operational costs include external legal, financial and due diligence costs incurred to deliver on our strategic initiatives.
Loss on disposition of business for the three months ended April 29, 2018 was $6.7 million, related to the disposal of our China manufacturing facility in the Insulated Metal Panels segment.

Consolidated gain on insurance recovery for the three months ended April 30, 2017 was $9.6 million, which related to settlements with the Company’s insurers for property damage to two facilities in the Metal Components and Insulated Metal Panels segments. There was no corresponding gain in the three months ended April 29, 2018.
Consolidated interest expense decreased to $4.8 million for the three months ended April 29, 2018, compared to $7.5 million for the same period of the prior year. The 35.2% decrease in interest expense is a primarily due to the redemption of our 8.25% Senior Notes and lower variable rates on our Term Loan Credit Facility, both results of activities to strengthen our capital structure that were completed in February 2018.
Consolidated foreign exchange gain (loss) for the three months ended April 29, 2018 was a $0.3 million loss, compared to a gain of $0.1 million for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Loss on debt extinguishment for the three months ended April 29, 2018 was $21.9 million. There was no corresponding amount recorded in the same period of the prior year. During our second quarter of fiscal 2018, we recognized a pretax loss, primarily on the extinguishment of our 8.25% senior notes due 2023, of $21.9 million, of which approximately $15.5 million represented the call premium paid on the redemption of the notes.
Consolidated benefit for income taxes was $2.1 million for the three months ended April 29, 2018, compared to expense of $8.6 million for the same period in the prior year. The effective tax rate for the three months ended April 29, 2018 was 26.8%, compared to 33.6% for the same period in the prior year. The change in the effective tax rate was primarily driven by net loss recorded during the three months ended April 29, 2018 and the continuing effects associated with the enactment of U.S. Tax Reform.
FISCAL SIX MONTHS ENDED APRIL 29, 2018 COMPARED TO FISCAL SIX MONTHS ENDED APRIL 30, 2017
Consolidated sales increased by 8.2%, or $66.3 million, for the six months ended April 29, 2018, compared to the six months ended April 30, 2017. The increase in revenue resulted from continued commercial discipline, as well as the pass-through of material and other input costs in an inflationary environment, predominantly in the Engineered Building Systems, Metal Components and Insulated Metal Panels segments.
Consolidated cost of sales increased by 8.8%, or $55.0 million, for the six months ended April 29, 2018, compared to the six months ended April 30, 2017. The increase in cost of sales resulted primarily from higher input costs, including transportation, materials and skilled labor.
Gross margin percentage was 22.3% for the six months ended April 29, 2018, compared to 22.8% for the same period in the prior year. The lower margins in the current period were primarily driven by material and supply chain disruptions from severe winter weather during the late first quarter and early second quarter of fiscal 2018, which resulted in higher freight costs and lower manufacturing efficiencies.
Engineered Building Systems sales increased by 3.3%, or $10.3 million, to $324.2 million in the six months ended April 29, 2018, from $313.9 million in the same period in the prior year. Sales to third parties for the six months ended April 29, 2018 increased by $5.9 million to $305.4 million from $299.5 million in the same period in the prior year, primarily due to commercial discipline and the pass through of higher materials costs. Engineered Building Systems third-party sales accounted for 34.8% of total consolidated third-party sales in the six months ended April 29, 2018, compared to 36.9% in the six months ended April 30, 2017.
Operating income of the Engineered Building Systems segment increased to $17.5 million in the six months ended April 29, 2018, from $13.4 million in the same period in the prior year. The $4.1 million, or 30.9%, increase resulted primarily from commercial discipline, improved product mix and lower engineering, selling, general and administrative expenses resulting from the execution of prior year cost reduction initiatives.
Metal Components sales increased by 9.1%, or $26.2 million, to $315.3 million in the six months ended April 29, 2018, from $289.1 million in the same period in the prior year, primarily driven by higher external volumes and the pass-through of increasing materials costs. The increase in sales was primarily driven by higher external volumes due to higher demand for our commercial doors products as we continue to execute on our adjacency growth initiatives. Sales to third parties for the six months ended April 29, 2018 increased by $26.3 million to $275.2 million from $248.8 million in the same period in the prior year. Metal Components third-party sales accounted for 31.3% of total consolidated third-party sales in the six months ended April 29, 2018, compared to 30.6% in the six months ended April 30, 2017.
Operating income of the Metal Components segment increased to $39.2 million in the six months ended April 29, 2018, compared to $32.4 million in the same period in the prior year. The $6.8 million, or 21.0%, increase was driven primarily by commercial discipline improved operating leverage across the cost structure on higher volumes, offset by higher transportation costs. Prior period operating income includes $0.4 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment. There was no corresponding gain in the six months ended April 29, 2018.

Insulated Metal Panels sales increased by 13.2%, or $26.1 million, to $224.2 million in the six months ended April 29, 2018, compared to $198.1 million in the same period in the prior year. Sales to third parties for the six months ended April 29, 2018 increased by $28.1 million to $197.3 million from $169.2 million in the same period in the prior year due to continued high demand, predominantly within our cold storage and industrial, commercial, and institutional products. Insulated Metal Panel third-party sales accounted for 22.5% of total consolidated third-party sales in the six months ended April 29, 2018, compared to 20.8% in the six months ended April 30, 2017.
Operating income of the Insulated Metal Panels segment decreased to $8.6 million in the six months ended April 29, 2018, from $21.6 million in the same period in the prior year. The $13.0 million, or 60.1%, decrease was primarily due to lower manufacturing leverage due to lower volumes and higher material costs, and a $6.7 million loss recognized on the sale of the China manufacturing facility. Prior period operating income includes $9.2 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment. There was no corresponding gain in the six months ended April 29, 2018.
Metal Coil Coating sales increased by 4.8%, or $8.5 million, to $183.5 million in the six months ended April 29, 2018, compared to $175.1 million in the same period in the prior year. Sales to third parties for the six months ended April 29, 2018 increased by $5.9 million to $100.5 million from $94.6 million in the same period in the prior year, primarily as a result of an increase in tonnage volume. Metal Coil Coating third-party sales remained consistent and accounted for 11.4% and 11.7% of total consolidated third-party sales in the six month periods ended April 29, 2018 and April 30, 2017, respectively.
Operating income of the Metal Coil Coating segment decreased to $12.5 million in the six months ended April 29, 2018, from $12.9 million in the same period in the prior year. The $0.4 million, or 3.3%, decrease was primarily due to unfavorable product mix and lower manufacturing efficiencies commensurate with the processing of higher mix of insulated metal panel products.
Consolidated engineering, selling, general and administrative expenses increased $5.0 million, or 3.5%, to $149.2 million in the six months ended April 29, 2018, compared to $144.2 million in the same period in the prior year. Consolidated engineering, selling, general and administrative expenses for the six months ended April 29, 2018 includes a charge related to the acceleration of retirement benefits of our former CEO. Excluding the effects of the acceleration of CEO retirement benefits, as a percentage of sales, engineering, selling, general and administrative expenses were 16.5% for the six months ended April 29, 2018, as compared to 17.8% for the six months ended April 30, 2017. The decrease was primarily due to continued execution of our cost reduction integration initiatives.
Consolidated intangible amortization remained consistent period over period at $4.8 million in the six months ended April 29, 2018, compared to $4.8 million in the six months ended April 30, 2017.
Consolidated restructuring and impairment charges for the six months ended April 29, 2018 and April 30, 2017 were $1.6 million and $2.6 million, respectively. These charges relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint.
Consolidated strategic development and acquisition related costs for the six months ended April 29, 2018 were $1.9 million, compared to $0.5 million for the six months ended April 30, 2017. These non-operational costs include external legal, financial and due diligence costs incurred to pursue specific acquisition targets or costs directly associated with integrating previous acquisitions.
Loss on disposition of business for the six months ended April 29, 2018 was $6.7 million, related to the disposal of our China manufacturing facility included in the Insulated Metal Panels segment.
Consolidated gain on insurance recovery for the six months ended April 30, 2017 was $9.6 million, which related to settlements with the Company’s insurers for property damage to two facilities in the Metal Components and Insulated Metal Panels segment. There was no corresponding gain in the six months ended April 29, 2018.
Consolidated interest expense decreased to $12.3 million for the six months ended April 29, 2018, compared to $14.4 million for the same period of the prior year. The 14.1% decrease in interest expense is a primarily due to the redemption of our 8.25% Senior Notes and lower variable rates on our Term Loan Credit Facility, both results of activities to strengthen our capital structure that were completed in February 2018.
Consolidated foreign exchange gain (loss) for the six months ended April 29, 2018 was a $0.2 million gain, compared to $0.1 million gain for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Loss on debt extinguishment for the six months ended April 29, 2018 was $21.9 million. There was no corresponding amount recorded in the same period of the prior year. During our second quarter of fiscal 2018, we recognized a pretax loss, primarily on the extinguishment of our 8.25% senior notes due 2023, of $21.9 million, of which approximately $15.5 million represented the call premium paid on the redemption of the notes.

Consolidated benefit for income taxes was $1.0 million for the six months ended April 29, 2018, compared to expense of $9.9 million for the same period in the prior year. The effective tax rate for the six months ended April 29, 2018 was 68.9%, compared to 34.2% for the same period in the prior year. The change in the effective tax rate was primarily driven by net loss recorded during the six months ended April 29, 2018 and the effects associated with the enactment of U.S. Tax Reform, including the remeasurement of existing deferred tax assets and liabilities under lower statutory tax rates.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents decreased from $65.7 million as of October 29, 2017 to $35.3 million as of April 29, 2018. The following table summarizes our consolidated cash flows for the six months ended April 29, 2018 and April 30, 2017 (in thousands):

	Fiscal Six Months Ended
	April 29, 2018	April 30, 2017
Net cash provided by operating activities	$39,986	$7,889
Net cash used in investing activities	(18,634)	(8,603)
Net cash used in financing activities	(51,651)	(14,944)
Effect of exchange rate changes on cash and cash equivalents	(24)	(63)
Net decrease in cash and cash equivalents	(30,323)	(15,721)
Cash and cash equivalents at beginning of period	65,658	65,403
Cash and cash equivalents at end of period	$35,335	$49,682
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
Net cash provided by operating activities was $40.0 million during the six months ended April 29, 2018 compared to net cash provided by operating activities of $7.9 million in the six months ended April 30, 2017. The improved cash flow from operations is due to current period operations and normal seasonal trends in the timing of working capital turns in the first half of fiscal 2018.
Net cash provided by accounts receivable was $17.1 million for the six months ended April 29, 2018, compared to $12.2 million for the six months ended April 30, 2017. Our days sales outstanding as of April 29, 2018 and April 30, 2017 were 33.6 days and 34.7 days, respectively.
For the six months ended April 29, 2018, the change in cash flows relating to inventory was $24.9 million and resulted primarily from the continued increase in material costs, particularly steel. Our days inventory on-hand decreased to 54.1 days as of April 29, 2018 from 55.2 days as of April 30, 2017.
Net cash provided by accounts payable for the six months ended April 29, 2018 was $12.7 million, whereas net cash used by accounts payable was $21.7 million in the six months ended April 30, 2017. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of April 29, 2018 increased to 33.4 days from 32.3 days as of April 30, 2017.
Investing Activities
Net cash used in investing activities increased to $18.6 million during the six months ended April 29, 2018 compared to $8.6 million in the six months ended April 30, 2017. In the six months ended April 29, 2018, we used $16.9 million for capital expenditures and sold a business in China, resulting in a net use of $4.4 million of cash. Additionally, we sold two manufacturing facilities in our Metal Components segment for total cash consideration of $2.7 million. We used $11.6 million for capital expenditures and sold assets that had been classified as held for sale for $2.5 million in the six months ended April 30, 2017.
Financing Activities
Net cash used in financing activities was $51.7 million during the six months ended April 29, 2018 compared to $14.9 million in the comparable prior year period. During the six months ended April 29, 2018, we borrowed $65.0 million under our ABL Facility and repaid $65.0 million of that amount as of the end of the period, used $51.3 million to repurchase shares of our outstanding common stock under programs approved by the Board of Directors in September 2016 and October 2017 and for the purchase

s of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. Net cash used in the redemption of our Senior Notes and refinancing of long-term debt, including payments of financing costs was $0.9 million. We received $1.0 million in cash proceeds from the exercises of stock options.
During the six months ended April 30, 2017, we used $5.9 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in September 2016, as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, and $10.0 million to make a voluntary principal prepayment on borrowings under our Credit Agreement. We received $1.2 million in cash proceeds from the exercises of stock options.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.
Debt
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement, the proceeds of which, together, were used to redeem the 8.25% senior notes and to refinance the Company’s existing term loan credit facility and the Company’s existing asset-based revolving credit facility.
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
As of April 29, 2018, we had an aggregate principal amount of $415.0 million of outstanding indebtedness, comprising $415.0 million of borrowings under our Term Loan Credit Facility. We had no of revolving loans outstanding under the ABL Credit Facility. Our excess availability under the ABL Credit Facility was $141.1 million as of April 29, 2018. In addition, standby letters of credit related to certain insurance policies totaling approximately $8.9 million were outstanding but undrawn under the ABL Credit Facility.
For additional information, see Note 10 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements.
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
At April 29, 2018 and October 29, 2017, the CD&R Funds owned approximately 34.5% and 43.8%, respectively, of the outstanding shares of our common stock.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. Beyond cash generated from operations, $141.1 million is available with our ABL Credit Facility at April 29, 2018 and we have a cash balance of $35.3 million as of April 29, 2018.

We expect to contribute $1.6 million to our defined benefit plans during the remainder of fiscal 2018.
We expect that cash generated from operations and our availability under the ABL Credit Facility will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $45 million and $55 million for fiscal 2018 and expansion when needed.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On September 8, 2016, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the six months ended April 29, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Funds 2017 Secondary Offering. As of April 29, 2018, approximately $55.6 million remained available for stock repurchases, all under the program announced on October 10, 2017 and March 7, 2018. In addition to the common stock repurchased during the six months ended April 29, 2018, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
The Company may from time to time take steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions could include prepayments, opportunistic refinancing of debt and raising additional capital. The amount of prepayments or the amount of debt that may be refinanced, if any, will depend on market conditions, the Company’s cash position, compliance with debt covenants and other considerations.

NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted EBITDA, adjusted net income per diluted common share and adjusted net income applicable to common shares. We define adjusted operating income (loss) as operating income (loss) adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our term loan and asset-based lending credit agreements are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted net income per diluted common share to net income (loss) per diluted common share and adjusted net income applicable to common shares to net income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Net income (loss) per diluted common share, GAAP basis	$(0.09)	$0.24	$(0.01)	$0.27
Loss on extinguishment of debt	0.33	—	0.33	—
Loss on disposition of business	0.10	—	0.10	—
Restructuring and impairment charges	0.01	0.00	0.02	0.04
Strategic development and acquisition related costs	0.02	0.00	0.03	0.01
Acceleration of CEO retirement benefits	—	—	0.07	—
Gain on insurance recovery	—	(0.13)	—	(0.14)
Tax effect of applicable non-GAAP adjustments(1)	(0.12)	0.05	(0.15)	0.03
Adjusted net income per diluted common share	$0.25	$0.16	$0.39	$0.21

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Net income (loss) applicable to common shares, GAAP basis	$(5,684)	$16,859	$(435)	$18,882
Loss on extinguishment of debt	21,875	—	21,875	—
Loss on disposition of business	6,686	—	6,686	—
Restructuring and impairment charges	488	315	1,582	2,578
Strategic development and acquisition related costs	1,134	124	1,861	481
Acceleration of CEO retirement benefits	—	—	4,600	—
Gain on insurance recovery	—	(9,601)	—	(9,601)
Other, net	—	328	(323)	328
Tax effect of applicable non-GAAP adjustments(1)	(8,059)	3,445	(9,883)	2,423
Adjusted net income applicable to common shares	$16,440	$11,470	$25,963	$15,091

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable combined federal and state statutory tax rate for the period to each applicable non-GAAP item.

The following tables reconcile adjusted operating income (loss) and adjusted EBITDA to operating income (loss) for the periods indicated below:

Consolidated

(In thousands)	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	April 29, 2018	April 29, 2018
Total Net Sales	$469,385	$488,726	$421,349	$457,069	$878,418	$1,836,529

Operating Income, GAAP	34,097	33,325	12,898	18,956	31,854	99,276
Restructuring and impairment	1,009	1,709	1,094	488	1,582	4,300
Strategic development and acquisition related costs	1,297	193	727	1,134	1,861	3,351
Loss on disposition of business	—	—	—	6,686	6,686	6,686
Acceleration of CEO retirement benefits	—	—	4,600	—	4,600	4,600
Gain on insurance recovery	(148)	—	—	—	—	(148)
Unreimbursed business interruption costs	235	28	—	—	—	263
Goodwill impairment	—	6,000	—	—	—	6,000
Adjusted Operating Income	36,490	41,255	19,319	27,264	46,583	124,328

Other income and expense	1,322	(62)	928	(34)	894	2,154
Depreciation and amortization	10,278	10,664	10,358	10,442	20,800	41,742
Share-based compensation expense	2,284	2,084	2,270	1,998	4,268	8,636
Adjusted EBITDA	$50,374	$53,941	$32,875	$39,670	$72,545	$176,860

Year over year growth, Total Net Sales	1.5%	1.8%	7.6%	8.7%	8.2%	4.7%
Operating Income Margin	7.3%	6.8%	3.1%	4.1%	3.6%	5.4%
Adjusted Operating Income Margin	7.8%	8.4%	4.6%	6.0%	5.3%	6.8%
Adjusted EBITDA Margin	10.7%	11.0%	7.8%	8.7%	8.3%	9.6%

	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	April 30, 2017	April 30, 2017
Total Net Sales	$462,353	$480,314	$391,703	$420,464	$812,167	$1,754,834

Operating Income, GAAP	43,535	39,391	9,886	32,472	42,358	125,284
Restructuring and impairment	778	815	2,264	315	2,579	4,172
Strategic development and acquisition related costs	819	590	357	124	481	1,890
(Gain) loss on sale of assets and asset recovery	(52)	62	—	137	137	147
Gain on insurance recovery	—	—	—	(9,601)	(9,601)	(9,601)
Unreimbursed business interruption costs	—	—	—	191	191	191
Adjusted Operating Income	45,080	40,858	12,507	23,638	36,145	122,083

Other income and expense	(508)	(192)	309	449	758	58
Depreciation and amortization	10,595	9,815	10,315	10,062	20,377	40,787
Share-based compensation expense	2,661	3,181	3,042	2,820	5,862	11,704
Adjusted EBITDA	$57,828	$53,662	$26,173	$36,969	$63,142	$174,632

Operating Income Margin	9.4%	8.2%	2.5%	7.7%	5.2%	7.1%
Adjusted Operating Income Margin	9.8%	8.5%	3.2%	5.6%	4.5%	7.0%
Adjusted EBITDA Margin	12.5%	11.2%	6.7%	8.8%	7.8%	10.0%

Engineered Building Systems

(In thousands)	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	April 29, 2018	April 29, 2018
Total Sales	$191,910	$188,183	$156,964	$167,240	$324,204	$704,297
External Sales	182,164	178,222	148,288	157,136	305,424	665,810

Operating Income, GAAP	14,948	13,043	8,263	9,271	17,534	45,525
Restructuring and impairment	941	695	1,136	280	1,416	3,052
Strategic development and acquisition related costs	—	—	173	—	173	173
Adjusted Operating Income	15,889	13,738	9,572	9,551	19,123	48,750

Other income and expense	1,291	(694)	733	(88)	645	1,242
Depreciation and amortization	2,255	2,198	2,077	2,323	4,400	8,853
Adjusted EBITDA	$19,435	$15,242	$12,382	$11,786	$24,168	$58,845

Year over year growth, Total sales	6.0%	(7.8)%	3.8%	2.8%	3.3%	0.7%
Year over year growth, External Sales	3.8%	(9.3)%	2.3%	1.7%	2.0%	(0.9)%
Operating Income Margin	7.8%	6.9%	5.3%	5.5%	5.4%	6.5%
Adjusted Operating Income Margin	8.3%	7.3%	6.1%	5.7%	5.9%	6.9%
Adjusted EBITDA Margin	10.1%	8.1%	7.9%	7.0%	7.5%	8.4%

	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	April 30, 2017	April 30, 2017
Total Sales	$181,029	$204,208	$151,263	$162,624	$313,887	$699,124
External Sales	175,471	196,596	145,021	154,456	299,477	671,544

Operating Income, GAAP	19,561	22,830	6,503	6,894	13,397	55,788
Restructuring and impairment	106	211	1,910	186	2,096	2,413
(Gain) loss on sale of assets and asset recovery	(52)	62	—	137	137	147
Adjusted Operating Income	19,615	23,103	8,413	7,217	15,630	58,348

Other income and expense	(931)	(362)	(41)	(125)	(166)	(1,459)
Depreciation and amortization	2,438	2,399	2,276	2,285	4,561	9,398
Adjusted EBITDA	$21,122	$25,140	$10,648	$9,377	$20,025	$66,287

Operating Income Margin	10.8%	11.2%	4.3%	4.2%	4.3%	8.0%
Adjusted Operating Income Margin	10.8%	11.3%	5.6%	4.4%	5.0%	8.3%
Adjusted EBITDA Margin	11.7%	12.3%	7.0%	5.8%	6.4%	9.5%

Metal Components

(In thousands)	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	April 29, 2018	April 29, 2018
Total Sales	$166,305	$181,288	$146,832	$168,456	$315,288	$662,881
External Sales	140,639	155,183	127,528	147,661	275,189	571,011

Operating Income, GAAP	23,276	23,119	17,089	22,082	39,171	85,566
Restructuring and impairment	60	69	(1,403)	120	(1,283)	(1,154)
Gain on insurance recovery	(148)	—	—	—	—	(148)
Adjusted Operating Income	23,188	23,188	15,686	22,202	37,888	84,264

Other income and expense	55	84	53	67	120	259
Depreciation and amortization	1,266	1,422	1,576	1,444	3,020	5,708
Adjusted EBITDA	$24,509	$24,694	$17,315	$23,713	$41,028	$90,231

Year over year growth, Total sales	(0.1)%	8.9%	9.4%	8.8%	9.1%	6.6%
Year over year growth, External Sales	0.1%	10.9%	10.4%	10.8%	10.6%	7.9%
Operating Income Margin	14.0%	12.8%	11.6%	13.1%	12.4%	12.9%
Adjusted Operating Income Margin	13.9%	12.8%	10.7%	13.2%	12.0%	12.7%
Adjusted EBITDA Margin	14.7%	13.6%	11.8%	14.1%	13.0%	13.6%

	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	April 30, 2017	April 30, 2017
Total Sales	$166,512	$166,532	$134,173	$154,895	$289,068	$622,112
External Sales	140,560	139,968	115,557	133,290	248,847	529,375

Operating Income, GAAP	26,803	21,254	12,376	19,997	32,373	80,430
Restructuring and impairment	202	103	305	129	434	739
Gain on insurance recovery	—	—	—	(420)	(420)	(420)
Adjusted Operating Income	27,005	21,357	12,681	19,706	32,387	80,749

Other income and expense	92	(27)	28	52	80	145
Depreciation and amortization	1,365	1,406	1,334	1,302	2,636	5,407
Adjusted EBITDA	$28,462	$22,736	$14,043	$21,060	$35,103	$86,301

Operating Income Margin	16.1%	12.8%	9.2%	12.9%	11.2%	12.9%
Adjusted Operating Income Margin	16.2%	12.8%	9.5%	12.7%	11.2%	13.0%
Adjusted EBITDA Margin	17.1%	13.7%	10.5%	13.6%	12.1%	13.9%

Insulated Metal Panels

(In thousands)	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	April 29, 2018	April 29, 2018
Total Sales	$119,730	$123,542	$110,794	$113,413	$224,207	$467,479
External Sales	98,026	105,064	97,513	99,792	197,305	400,395

Operating Income, GAAP	11,468	14,895	7,071	1,540	8,611	34,974
Restructuring and impairment	8	683	1,284	88	1,372	2,063
Strategic development and acquisition related costs	—	90	300	61	361	451
Loss on disposition of business	—	—	—	6,686	6,686	6,686
Unreimbursed business interruption costs	235	28	—	—	—	263
Adjusted Operating Income	11,711	15,696	8,655	8,375	17,030	44,437

Other income and expense	(211)	356	(273)	223	(50)	95
Depreciation and amortization	4,516	4,742	4,388	4,335	8,723	17,981
Adjusted EBITDA	$16,016	$20,794	$12,770	$12,933	$25,703	$62,513

Year over year growth, Total sales	13.3%	12.3%	16.4%	10.2%	13.2%	13.0%
Year over year growth, External Sales	4.2%	13.4%	18.3%	15.0%	16.6%	12.5%
Operating Income Margin	9.6%	12.1%	6.4%	1.4%	3.8%	7.5%
Adjusted Operating Income Margin	9.8%	12.7%	7.8%	7.4%	7.6%	9.5%
Adjusted EBITDA Margin	13.4%	16.8%	11.5%	11.4%	11.5%	13.4%

	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	April 30, 2017	April 30, 2017
Total Sales	$105,694	$110,001	$95,195	$102,937	$198,132	$413,827
External Sales	94,059	92,648	82,441	86,773	169,214	355,921
					—
Operating Income, GAAP	8,911	7,513	2,192	19,377	21,569	37,993
Restructuring and impairment	59	404	—	—	—	463
Strategic development and acquisition related costs	9	—	—	—	—	9
Gain on insurance recovery	—	—	—	(9,181)	(9,181)	(9,181)
Unreimbursed business interruption costs	—	—	—	191	191	191
Adjusted Operating Income	8,979	7,917	2,192	10,387	12,579	29,475

Other income and expense	32	270	35	340	375	677
Depreciation and amortization	4,357	3,926	4,392	4,258	8,650	16,933
Adjusted EBITDA	$13,368	$12,113	$6,619	$14,985	$21,604	$47,085

Operating Income Margin	8.4%	6.8%	2.3%	18.8%	10.9%	9.2%
Adjusted Operating Income Margin	8.5%	7.2%	2.3%	10.1%	6.3%	7.1%
Adjusted EBITDA Margin	12.6%	11.0%	7.0%	14.6%	10.9%	11.4%

Metal Coil Coating

(In thousands)	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	April 29, 2018	April 29, 2018
Total Sales	$95,261	$98,550	$88,343	$95,190	$183,533	$377,344
External Sales	48,556	50,257	48,020	52,480	100,500	199,313

Operating Income, GAAP	7,107	1,419	5,376	7,129	12,505	21,031
Goodwill impairment	—	6,000	—	—	—	6,000
Adjusted Operating Income	7,107	7,419	5,376	7,129	12,505	27,031

Depreciation and amortization	2,063	2,065	2,058	2,085	4,143	8,271
Adjusted EBITDA	$9,170	$9,484	$7,434	$9,214	$16,648	$35,302

Year over year growth, Total sales	(1.5)%	2.7%	0.0%	9.8%	4.8%	2.6%
Year over year growth, External Sales	(7.1)%	(1.7)%	(1.4)%	14.2%	6.2%	0.7%
Operating Income Margin	7.5%	1.4%	6.1%	7.5%	6.8%	5.6%
Adjusted Operating Income Margin	7.5%	7.5%	6.1%	7.5%	6.8%	7.2%
Adjusted EBITDA Margin	9.6%	9.6%	8.4%	9.7%	9.1%	9.4%

	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	April 30, 2017	April 30, 2017
Total Sales	$96,684	$95,987	$88,340	$86,729	$175,069	$367,740
External Sales	52,263	51,102	48,684	45,945	94,629	197,994

Operating Income, GAAP	10,531	9,310	6,706	6,227	12,933	32,774
Adjusted Operating Income	10,531	9,310	6,706	6,227	12,933	32,774

Other income and expense	2	—	31	—	31	33
Depreciation and amortization	2,214	1,849	2,106	2,009	4,115	8,178
Adjusted EBITDA	$12,747	$11,159	$8,843	$8,236	$17,079	$40,985

Operating Income Margin	10.9%	9.7%	7.6%	7.2%	7.4%	8.9%
Adjusted Operating Income Margin	10.9%	9.7%	7.6%	7.2%	7.4%	8.9%
Adjusted EBITDA Margin	13.2%	11.6%	10.0%	9.5%	9.8%	11.1%

Corporate

(In thousands)	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 30, 2017	October 29, 2017	January 28, 2018	April 29, 2018	April 29, 2018	April 29, 2018
Operating Loss, GAAP	$(22,702)	$(19,151)	$(24,901)	$(21,066)	$(45,967)	$(87,820)
Restructuring and impairment	—	262	77	—	77	339
Strategic development and acquisition related costs	1,297	103	254	1,073	1,327	2,727
Acceleration of CEO retirement benefits	—	—	4,600	—	4,600	4,600
Adjusted Operating Loss	(21,405)	(18,786)	(19,970)	(19,993)	(39,963)	(80,154)

Other income and expense	187	192	415	(236)	179	558
Depreciation and amortization	178	237	259	255	514	929
Share-based compensation expense	2,284	2,084	2,270	1,998	4,268	8,636
Adjusted EBITDA	$(18,756)	$(16,273)	$(17,026)	$(17,976)	$(35,002)	$(70,031)

	Fiscal Three Months Ended				Fiscal Six Months Ended	Trailing Twelve Months
	July 31, 2016	October 30, 2016	January 29, 2017	April 30, 2017	April 30, 2017	April 30, 2017
Operating Loss, GAAP	$(22,271)	$(21,516)	$(17,891)	$(20,023)	$(37,914)	$(81,701)
Restructuring and impairment	411	97	49	—	49	557
Strategic development and acquisition related costs	810	590	357	124	481	1,881
Adjusted Operating Loss	(21,050)	(20,829)	(17,485)	(19,899)	(37,384)	(79,263)

Other income and expense	297	(73)	256	182	438	662
Depreciation and amortization	221	235	207	208	415	871
Share-based compensation expense	2,661	3,181	3,042	2,820	5,862	11,704
Adjusted EBITDA	$(17,871)	$(17,486)	$(13,980)	$(16,689)	$(30,669)	$(66,026)

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 29, 2018, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement. Proceeds from the borrowing under the Term Loan Credit Facility, together with cash on hand, was used to refinance the Company’s existing term loan credit facility, redeem and repay the Notes and pay any fees, premiums and expenses incurred in connection with the refinancing.
The following table shows our debt contractual obligations as of April 29, 2018 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt(1)	$415,000	$—	$—	$—	$415,000
Interest payments on debt(2)	112,714	11,558	48,306	32,204	20,646
Total	$527,714	$11,558	$48,306	$32,204	$435,646

(1)	Reflects amounts outstanding under the Term Loan Credit Facility.

(2)	Interest payments were calculated based on the variable rate in effect at April 29, 2018 for the Term Loan Credit Facility.
There have been no other material changes in our future contractual obligations since the end of fiscal 2017. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 29, 2017 for more information on our contractual obligations. See Note 10 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our Term Loan Credit Agreement and ABL Facility.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended April 29, 2018, material costs (predominantly steel costs) constituted approximately 64% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
With material costs (predominantly steel costs) accounting for approximately 64% of our cost of sales for the six months ended April 29, 2018, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $4.4 million for the six months ended April 29, 2018. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At April 29, 2018, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Term Loan Credit Facility and the ABL Credit Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Term Loan Credit Facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At April 29, 2018, we had $415.0 million outstanding under our Term Loan Credit Facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $4.2 million on an annual basis. The fair value of our term loan credit facility at April 29, 2018 and October 29, 2017 was approximately $415.5 million and $144.1 million, respectively, compared to a face value of approximately $415.0 million and $144.1 million, respectively.
See Note 10 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement (loss) gain was $(0.1) million and $0.4 million, for the three-month periods ended April 29, 2018 and April 30, 2017, respectively. Net foreign currency re-measurement gain (loss) was $0.1 million and $(0.1) million, for the six-month periods ended April 29, 2018 and April 30, 2017, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive

(loss) income in stockholders’ equity. The net foreign currency exchange loss included in net income for the three month periods ended April 29, 2018 and April 30, 2017 was $0.2 million and $0.3 million, respectively. The net foreign currency exchange gain included in net income for the six month periods ended April 29, 2018 and April 30, 2017 was $0.1 million and $0.1 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three-month periods ended April 29, 2018 and April 30, 2017 was $(0.3) million and $(0.1) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the six-month period ended April 30, 2017 was $(0.1) million. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the six-month period ended April 29, 2018 was insignificant.
On January 29, 2018, we closed on the sale of CENTRIA International LLC, which owned our China manufacturing facility and are therefore no longer exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations was the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three and six-month periods ended April 29, 2018 and April 30, 2017.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 29, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during quarter ended April 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 16, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 29, 2017. The risks disclosed in our previous Annual Report on Form 10-K and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known, or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended October 29, 2017. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2017.
New tariffs on steel imports could result in increased steel prices and adversely affect our results of operations
On March 1, 2018, President Trump announced his administration’s intention to place a 25% tariff on imports of steel into the United States. Although the parameters and timing of any such tariff are not known as of the date of this filing, such a tariff, if enacted, could result in both increased steel prices and a decreased available supply of steel. We may not be able to pass such price increases on to our customers and may not be able to secure adequate alternative sources of steel on a timely basis. Either of these occurrences could adversely affect our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the second quarter of fiscal 2018:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
January 29, 2018 to February 25, 2018	104	$17.10	—	$5,573
February 26, 2018 to March 25, 2018	—	$—	—	55,573
March 26, 2018 to April 29, 2018	—	$—	—	55,573
Total	104	$17.10	—

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

(2)
On October 10, 2017, the Company announced that its Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On March 7, 2018, the Company announced that its Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of April 29, 2018, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.

Date: June 6, 2018	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer
and Treasurer