Form 10-Q
period 2018-07-29
NCI BUILDING SYSTEMS INC
filed 2018-08-29
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2018

or

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

Common Stock, $.01 par value - 66,203,841 shares as of August 22, 2018.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Sales	$548,525	$469,385	$1,426,943	$1,281,552
Cost of sales	415,124	354,416	1,097,542	981,793
Gross profit	133,401	114,969	329,401	299,759
Engineering, selling, general and administrative expenses	79,039	76,309	228,231	220,473
Intangible asset amortization	2,412	2,405	7,237	7,215
Restructuring and impairment charges, net	(439)	1,009	1,143	3,587
Strategic development and acquisition related costs	3,642	1,297	5,503	1,778
(Gain) loss on disposition of business	(1,013)	—	5,673	—
Gain on insurance recovery	(4,741)	(148)	(4,741)	(9,749)
Income from operations	54,501	34,097	86,355	76,455
Interest income	48	20	118	164
Interest expense	(4,572)	(7,373)	(16,913)	(21,738)
Foreign exchange (loss) gain	(258)	985	(92)	1,035
Loss on extinguishment of debt	—	—	(21,875)	—
Other income, net	345	337	1,072	1,045
Income before income taxes	50,064	28,066	48,665	56,961
Provision for income taxes	14,078	9,845	13,114	19,727
Net income	$35,986	$18,221	$35,551	$37,234
Net income allocated to participating securities	(221)	(102)	(248)	(240)
Net income applicable to common shares	$35,765	$18,119	$35,303	$36,994
Income per common share:
Basic	$0.54	$0.26	$0.53	$0.52
Diluted	$0.54	$0.25	$0.53	$0.52
Weighted average number of common shares outstanding:
Basic	66,335	71,047	66,361	70,973
Diluted	66,438	71,183	66,477	71,134

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Comprehensive income:
Net income	$35,986	$18,221	$35,551	$37,234
Other comprehensive (loss) income, net of tax:
Foreign exchange translation gains (losses) and other(1)	(68)	395	(92)	337
Other comprehensive (loss) income	(68)	395	(92)	337
Comprehensive income	$35,918	$18,616	$35,459	$37,571

(1)
Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both the three months ended July 29, 2018 and July 30, 2017 and in both the nine months ended July 29, 2018 and July 30, 2017.

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 29, 2018	October 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,322	$65,658
Restricted cash	180	136
Accounts receivable, net	211,098	199,897
Inventories, net	260,879	198,296
Income taxes receivable	1,171	3,617
Investments in debt and equity securities, at market	5,785	6,481
Prepaid expenses and other	35,859	31,359
Assets held for sale	7,272	5,582
Total current assets	565,566	511,026
Property, plant and equipment, net	230,851	226,995
Goodwill	148,291	148,291
Intangible assets, net	129,933	137,148
Deferred income taxes	1,701	2,544
Other assets, net	5,352	5,108
Total assets	$1,081,694	$1,031,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,150	$—
Note payable	994	440
Accounts payable	179,700	147,772
Accrued compensation and benefits	58,454	59,189
Accrued interest	1,488	6,414
Accrued income taxes	7,925	—
Other accrued expenses	106,204	102,233
Total current liabilities	358,915	316,048
Long-term debt, net of deferred financing costs of $5,971 and $6,857 on July 29, 2018 and October 29, 2017, respectively	403,842	387,290
Deferred income taxes	1,740	4,297
Other long-term liabilities	18,111	18,230
Total long-term liabilities	423,693	409,817
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 66,264,513 and 68,677,684 shares issued at July 29, 2018 and October 29, 2017, respectively; 66,203,700 and 68,386,556 shares outstanding at July 29, 2018 and October 29, 2017, respectively	663	687
Additional paid-in capital	521,059	562,277
Accumulated deficit	(213,846)	(248,046)
Accumulated other comprehensive loss, net	(7,623)	(7,531)
Treasury stock, at cost (60,813 and 291,128 shares at July 29, 2018 and October 29, 2017, respectively)	(1,167)	(2,140)
Total stockholders’ equity	299,086	305,247
Total liabilities and stockholders’ equity	$1,081,694	$1,031,112

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017
Cash flows from operating activities:
Net income	$35,551	$37,234
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,974	30,656
Amortization of deferred financing costs	1,140	1,398
Loss on extinguishment of debt	21,875	—
Share-based compensation expense	8,909	8,146
Gain on insurance recovery	(4,741)	(9,749)
Loss on disposition of business, net	5,092	—
(Gains) losses on assets, net	(875)	438
Provision for doubtful accounts	(177)	1,145
(Benefit) provision for deferred income taxes	(1,676)	70
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(13,512)	(8,559)
Inventories	(64,882)	(25,909)
Income taxes	2,446	(1,284)
Prepaid expenses and other	(3,686)	1,069
Accounts payable	34,567	(22,212)
Accrued expenses	6,088	(10,499)
Other, net	(185)	(1,347)
Net cash provided by operating activities	56,908	597
Cash flows from investing activities:
Capital expenditures	(34,867)	(15,629)
Proceeds from sale of property, plant and equipment	6,338	2,533
Business disposition, net	(1,426)	—
Proceeds from insurance	4,741	8,593
Net cash used in investing activities	(25,214)	(4,503)
Cash flows from financing activities:
(Deposit) refund of restricted cash	(44)	96
Proceeds from stock options exercised	1,279	1,195
Proceeds from ABL facility	85,000	35,000
Payments on ABL facility	(85,000)	(35,000)
Proceeds from term loan	415,000	—
Payments on term loan	(145,184)	(10,180)
Payments on senior notes	(265,470)	—
Payments on note payable	(1,245)	(1,096)
Payments of financing costs	(6,521)	—
Payments related to tax withholding for share-based compensation	(5,048)	(2,389)
Purchases of treasury stock	(46,705)	(3,533)
Net cash used in financing activities	(53,938)	(15,907)
Effect of exchange rate changes on cash and cash equivalents	(92)	333
Net decrease in cash and cash equivalents	(22,336)	(19,480)
Cash and cash equivalents at beginning of period	65,658	65,403
Cash and cash equivalents at end of period	$43,322	$45,923

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,938,974)	(51,753)	(51,753)
Retirement of treasury shares	(2,938,974)	(29)	(51,743)	—	—	2,938,974	51,772	—
Issuance of restricted stock	410,379	4	(4)	—	—	181,439	—	—
Stock options exercised	115,424	1	1,278	—	—	—	—	1,279
Foreign exchange translation loss and other, net of taxes	—	—	(55)	—	(92)	—	—	(147)
Deferred compensation obligation	—	—	(954)	—	—	48,876	954	—
Share-based compensation	—	—	8,909	—	—	—	—	8,909
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net income	—	—	—	35,551	—	—	—	35,551
Balance, July 29, 2018	66,264,513	$663	$521,059	$(213,846)	$(7,623)	(60,813)	$(1,167)	$299,086

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2018
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and nine month periods ended July 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2018. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2017 which were recast and included in our Current Report on Form 8-K dated August 6, 2018.
Reporting Periods
We use a four-four-five week calendar each quarter with our fiscal year end being on the Sunday closest to October 31. The year end for fiscal 2018 is October 28, 2018.
Pending Ply Gem Merger
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC, a Delaware limited liability company (“Ply Gem”), and for certain limited purposes set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC, a Delaware limited liability company (the “Sponsor”).
Pursuant to the terms of the Merger Agreement, at the closing of the merger, Ply Gem will be merged with and into the Company with the Company continuing its existence as a Delaware corporation (the “Merger”). At the closing of the Merger (“Closing”), all of Ply Gem’s equity interests (the “Ply Gem LLC Interests”) as of immediately prior to the Closing will be converted into the right of the holders of the Ply Gem LLC Interests (the “Ply Gem Holders”) to receive, in the aggregate with respect to all such Ply Gem LLC Interests, 58,709,067 shares of NCI common stock, par value $0.01 per share (“Common Stock”) (collectively, the “Aggregate Merger Consideration”), with each Ply Gem Holder being entitled to receive its pro rata share of the Aggregate Merger Consideration. The shares of the Common Stock outstanding prior to the Merger will remain outstanding after the closing of the Merger.
The Closing is subject to a number of customary conditions, including, among others, (1) the approval of the Merger, at a meeting duly called for such purpose, by the affirmative vote of the stockholders of the Company holding the majority of the Common Stock outstanding as of the applicable record date (the “Stockholder Approval”), (2) the absence of any decision, injunction, decree, ruling, law or order by any governmental entity enjoining, prohibiting or making the consummation of the Merger and any related transactions illegal, (3) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals under the Competition Act of Canada and the Austrian Cartel Act (Kartellgesetz) 2005 (BGB1 I 2005/61), as amended (4) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of each of the Company and Ply Gem and compliance in all material respects by each of the Company, Ply Gem, and the Sponsor with its respective covenants contained in the Merger Agreement, and (5) the receipt by each of the Company and Ply Gem from its respective tax counsel of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
If the Merger Agreement is terminated under certain circumstances, the Company would be obligated to pay Ply Gem a termination fee of $45.0 million.
The Company incurred $3.6 million of acquisition expenses in the third quarter of fiscal 2018 related to the pending Merger, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.

Change in Operating Segments
On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018 starting with the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources.
As of the first quarter, the Company began reporting results under four reportable segments: Engineered Building Systems; Metal Components; Insulated Metal Panels; and Metal Coil Coating. Previously, operating results for the Insulated Metal Panel product line were included in the Metal Components segment. In addition, CENTRIA’s coil coating operations, which had also been included in the Metal Components segment since the Company’s acquisition of CENTRIA in January 2015, will now be reported within the Metal Coil Coating segment. The Company began reporting its financial results under the new reportable segments with the filing of our Form 10-Q for the quarter ended January 28, 2018, filed with the SEC on March 8, 2018. Additionally, the financial statements and notes for the fiscal year ended October 29, 2017 were recast and included in our Current Report on Form 8-K dated August 6, 2018.
Gain on Insurance Recovery
In June 2016, the Company experienced a fire at a facility in the Insulated Metal Panels segment. During the second quarter of fiscal 2017, the Company settled the property damage claims with the insurers for actual cash value of $18.0 million. Of this amount, the Company received proceeds of $10.0 million from our insurers during the fourth quarter of fiscal 2016. The remaining $8.0 million was received in May 2017.
Approximately $8.8 million was previously recognized in our consolidated statement of operations to offset the loss on involuntary conversion and other amounts incurred related to the incident. The remaining $9.2 million was recognized as a gain on insurance recovery in the consolidated statement of operations during the quarter ended April 30, 2017.
The Company’s property insurance policy is a replacement cost policy. During the third quarter of fiscal 2018, the Company received final proceeds of $4.7 million as reimbursement for new assets acquired and recognized a $4.7 million gain on insurance recovery in the consolidated statements of operations.
Disposition of Business
In the second quarter of fiscal 2018, the Company closed on the sale of CENTRIA International LLC, which owned our manufacturing facility in China. The Company recognized a $6.7 million loss on the sale in the Insulated Metal Panels segment during the second quarter of fiscal 2018. The disposition does not represent a strategic shift that has or will have a major effect of the Company’s operations or financial results.
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that is accounted for using first-in, first-out (FIFO) or average cost method be measured at the lower of cost or net realizable value. We adopted this guidance in our first quarter of fiscal 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our financial position or results of operations.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented on the balance sheet as noncurrent. This guidance did not change the requirement that deferred tax assets and liabilities be offset and presented by tax jurisdiction. We adopted ASU 2015-17 in our first quarter in fiscal 2018 on a retrospective basis. As a result deferred tax assets of $20.1 million that were presented on our October 29, 2017 consolidated balance sheet have been reclassified to non-current deferred tax liabilities and the remaining $2.5 million deferred tax assets have been reclassified to non-current deferred tax assets to be consistent with the current year classification.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liability, and classification on the statement of cash flows. We adopted ASU 2016-09 in our first quarter in fiscal 2018. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company applied the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after October 29, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company recognized a cumulative effect adjustment of $1.4 million to increase accumulated deficit on a modified retrospective basis as of October 29, 2017 and has elected to account for forfeitures when they occur on a prospective basis. The standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of the excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the retrospective transition method and reclassified $1.5 million of excess tax benefits from financing activities to operating activities on the statement of cash flows for the fiscal nine months ended July 30, 2017. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity. Payments for shares withheld for tax withholding purposes of $5.0 million and $2.4 million are classified on the consolidated statements of cash flows for the nine months ended July 29, 2018 and July 30, 2017, respectively.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, if a single asset or group of similar identifiable assets comprise substantially all of the fair value of the gross assets acquired (or disposed of) in a transaction, the assets and related activities are not a business. Also, a minimum of an input process and a substantive process must be present and significantly contribute to the ability to create outputs in order to be considered a business. We early adopted ASU 2017-01 in the third quarter of fiscal 2018, as permitted. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standard”), all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year, using either a full or modified retrospective approach. We performed an assessment of the differences between the new revenue standard and current accounting practices. As part of our implementation process, we identified significant revenue streams and evaluated a sample of contracts within each significant revenue stream in order to determine the effect of the standard on our revenue recognition practices. We are substantially complete with this evaluation. We are in the process of establishing new policies, procedures, and internal controls to be put in place upon adoption of the standard. To adopt the new revenue standard, we will apply the modified retrospective approach, pursuant to which we will record an adjustment to the opening balance of accumulated deficit as of October 29, 2018 (the first day of our fiscal year ending November 3, 2019) for the impact of applying the new revenue standard to all contracts existing as of the date of application. Although this is still under review and not finalized, we expect that, based on the implementation efforts performed to-date, the adjustment will relate to changes in the timing of revenue recognition for: tolling services within the Metal Coil Coating segment, fixed price contracts within the Insulated Metal Panels segment, and our weathertightness warranties offered in the Engineered Building Systems and Metal Components segments. Management’s assessment is that the new revenue standard is not expected to materially impact our consolidated financial statements; however, we do anticipate the adoption will have a material impact on our financial statement disclosures.
 In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to record most leases on the balance sheet and modifies the classification criteria and accounting for sales-type leases and direct financing leases for lessors. ASU 2016-02 is effective for our fiscal year ending November 1, 2020, including interim periods within that fiscal year. ASU 2016-02, as amended by ASU 2018-11, Leases: Targeted Improvements, requires entities to use a modified retrospective approach, either, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, or under an alternative transition option, for leases existing at, or entered into after, the adoption date. While we are evaluating the impact that the adoption of this guidance will have on our consolidated financial statements, we currently believe that most of our operating leases will be reflected on the consolidated balance sheet upon adoption.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. We will be required to adopt this guidance on a retrospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. We are evaluating the impact that ASU 2016-18 will have on our consolidated financial statements.
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
NOTE 3 —RESTRUCTURING
The Company developed plans in the fourth quarter of fiscal 2015 primarily to improve engineering, selling, general and administrative (“ESG&A”) and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions, dispositions and restructuring efforts. Total restructuring costs under these plans were reduced by $0.4 million during the three months ended July 29, 2018, primarily due to a gain on the sale of a facility in the Engineering Building Systems segment. During the three months ended July 30, 2017, we incurred restructuring charges of $1.0 million, including $0.9 million and $0.1 million, in the Engineered Building Systems segment and Metal Components segment, respectively.
For the nine months ended July 29, 2018, we incurred restructuring charges of $1.1 million, including $1.0 million and $1.4 million in the Engineered Building Systems segment and Insulated Metals Panel segment, respectively, partially offset by a net gain of $1.3 million on sales of facilities in our Metal Components segment. For the nine months ended July 30, 2017, we incurred restructuring charges of $3.6 million, primarily consisting of severance related costs, including approximately $3.0 million and $0.6 million in the Engineered Building Systems segment and Metal Components segment, respectively.

The following table summarizes the costs and charges associated with the restructuring plans during the three and nine months ended July 29, 2018, as well as the cost incurred to date (since inception), which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Three Months Ended	Fiscal Nine Months Ended	Cost Incurred To Date (since inception)
	July 29, 2018	July 29, 2018
General severance	$155	$1,888	$10,850
Plant closing severance	31	31	3,310
Asset impairments	—	1,171	7,140
Gain on sale of facility	(625)	(2,049)	(2,049)
Other restructuring costs	—	102	1,415
Total restructuring costs	$(439)	$1,143	$20,666
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through July 29, 2018 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance at October 30, 2016	$482	$—	$482
Costs incurred	2,350	1,539	3,889
Cash payments	(2,549)	(1,539)	(4,088)
Balance at October 29, 2017	$283	$—	$283
Costs incurred	1,888	31	1,919
Cash payments	(2,116)	(31)	(2,147)
Balance at July 29, 2018	$55	$—	$55

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

We expect to be substantially complete with our current restructuring plans in the next 6 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with these plans.
NOTE 4 — INVENTORIES
The components of inventory are as follows (in thousands):

	July 29, 2018	October 29, 2017
Raw materials	$207,364	$150,919
Work in process and finished goods	53,515	47,377
	$260,879	$198,296

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $7.3 million and $5.6 million as of July 29, 2018 and October 29, 2017, respectively. All of these assets continued to be actively marketed for sale or were under contract as of July 29, 2018.
During the nine months ended July 29, 2018, we completed the sale of idle facilities in the Metal Components and Engineered Building Systems segments which had previously been classified in assets held for sale. In connection with the sale of the facilities, during the three and nine months ended July 29, 2018, we received net cash proceeds of $3.7 million and $4.1 million, respectively and recognized net gains of approximately $0.6 million and $0.5 million, respectively, which are included in restructuring and impairment charges in our consolidated statements of operations.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $5.0 million as of July 29, 2018.
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
As of July 29, 2018, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to four years or earlier upon death, disability or a change of control. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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

Stock option awards
During the nine month period ended July 30, 2017, we granted 10,424 stock options. The grant date fair value of options granted during the nine month period ended July 30, 2017 was $6.59 per share. We did not grant stock options during the nine month period ended July 29, 2018.
There were 0.1 million options with an intrinsic value of $0.8 million exercised during the nine month period ended July 29, 2018. Cash received from options exercised was $1.3 million during the nine month period ended July 29, 2018.
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change of control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change of control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the nine month periods ended July 29, 2018 and July 30, 2017, we granted PSUs with a total fair value of approximately $3.8 million and $4.6 million, respectively, to the Company’s senior executives.
Long-term incentive awards granted to our key employees generally have a three-year performance period. Long-term incentive awards are granted 50% in restricted stock units and 50% in PSUs. Vesting of PSUs is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. The PSUs vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of PSUs is based on the Company’s stock price as of the date of grant. During the nine month periods ended July 29, 2018 and July 30, 2017, we granted awards to key employees with equity fair values of $2.8 million and $2.0 million, respectively, and during the nine month period ended July 30, 2017 we granted awards to key employees with cash values of $2.0 million. We did not grant awards with cash value to key employees during the nine month period ended July 29, 2018.
On December 15, 2017, the performance period ended for certain PSUs granted to senior executives and key employees in December 2014. The PSUs vested at 69.4%, and resulted in the issuance of 0.1 million shares, net of shares withheld for taxes.
During the nine month periods ended July 29, 2018 and July 30, 2017, we granted time-based restricted stock units with a fair value of $6.8 million, representing 0.3 million shares, and $4.5 million, representing 0.3 million shares, respectively.
During the nine month periods ended July 29, 2018 and July 30, 2017, we recorded share-based compensation expense for all awards of $8.9 million and $8.1 million, respectively. Included in the share-based compensation expense during the nine month period ended July 29, 2018 were accelerated awards of $3.6 million due to the retirement of the Company’s former CEO.
Deferred Compensation
In accordance with the Company’s Deferred Compensation Plan, amounts deferred into the Company Stock Fund must remain invested in the Company Stock Fund until distribution. The deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we have a deferred compensation obligation of $0.7 million related to the Company Stock Fund that is recorded within equity in additional paid-in capital on the consolidated balance sheet as of July 29, 2018. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 60,813 shares in treasury shares, relating to deferred, vested PSU awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Numerator for Basic and Diluted Earnings Per Common Share
Net income applicable to common shares	$35,765	$18,119	$35,303	$36,994
Denominator for Basic and Diluted Income Per Common Share
Weighted average basic number of common shares outstanding	66,335	71,047	66,361	70,973
Common stock equivalents:
Employee stock options	95	127	98	130
PSUs and Performance Share Awards	8	9	18	32
Weighted average diluted number of common shares outstanding	66,438	71,183	66,477	71,134

Basic income per common share	$0.54	$0.26	$0.53	$0.52
Diluted income per common share	$0.54	$0.25	$0.53	$0.52

Incentive Plan securities excluded from dilution(1)	—	—	—	1

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal nine months ended July 29, 2018 and July 30, 2017 (in thousands):

	Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017
Beginning balance	$27,016	$27,200
Warranties sold	2,616	1,654
Revenue recognized	(1,971)	(1,585)
Ending balance	$27,661	$27,269
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.
The following tables sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended July 29, 2018			Fiscal Three Months Ended July 30, 2017
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$22	$7	$29	$24	$9	$33
Interest cost	494	62	556	513	64	577
Expected return on assets	(729)	—	(729)	(700)	—	(700)
Amortization of prior service credit	15	—	15	(2)	—	(2)
Amortization of net actuarial loss	248	—	248	344	—	344
Net periodic benefit cost	$50	$69	$119	$179	$73	$252

Funding contributions	$399	$—	$399	$591	$—	$591

	Fiscal Nine Months Ended July 29, 2018			Fiscal Nine Months Ended July 30, 2017
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$65	$21	$86	$73	$27	$100
Interest cost	1,481	185	1,666	1,541	193	1,734
Expected return on assets	(2,187)	—	(2,187)	(2,099)	—	(2,099)
Amortization of prior service credit	43	—	43	(7)	—	(7)
Amortization of net actuarial loss	743	—	743	1,031	—	1,031
Net periodic benefit cost	$145	$206	$351	$539	$220	$759

Funding contributions	$1,309	$—	$1,309	$1,416	$—	$1,416
We expect to contribute an additional $1.2 million to the Defined Benefit Plans for the remainder of fiscal 2018. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 10 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	July 29, 2018	October 29, 2017
Term loan credit facility, due February 2025 and June 2022, respectively	$413,963	$144,147
8.25% senior notes, due January 2023	—	250,000
Asset-based lending credit facility, due February 2023 and June 2019, respectively	—	—
Less: unamortized deferred financing costs(1)	5,971	6,857
Total long-term debt, net of deferred financing costs	407,992	387,290
Less: current portion of long-term debt	4,150	—
Total long-term debt, less current portion	$403,842	$387,290

(1)
Includes the unamortized deferred financing costs associated with the term loan credit facilities and Notes. The unamortized deferred financing costs associated with the asset-based credit lending facilities of $1.2 million and $0.7 million as of July 29, 2018 and October 29, 2017, respectively, are classified in other assets on the consolidated balance sheets.

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
At the Company’s election, the interest rates applicable to the term loans under the Term Loan Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (i) an adjusted LIBOR plus a borrowing margin of 2.00% per annum or (ii) an alternative base rate not less than 1.00% plus a borrowing margin of 1.00% per annum. At July 29, 2018, the interest rate on the Term Loans was 4.09%.
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

At July 29, 2018 and October 29, 2017, the Company’s excess availability under its asset-based lending credit facilities was $141.1 million and $140.0 million, respectively. At July 29, 2018 and October 29, 2017, the Company had no revolving loans outstanding under its asset-based lending credit facilities. In addition, at July 29, 2018 and October 29, 2017, standby letters of credit related to certain insurance policies totaling approximately $8.9 million and $10.0 million, respectively, were outstanding but undrawn under the Company’s asset-based lending credit facilities.
The ABL Credit Agreement includes a minimum fixed charge coverage ratio of 1.00:1.00, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of July 29, 2018 was $14.1 million. Although the ABL Credit Agreement does not require any financial covenant compliance, at July 29, 2018 NCI’s fixed charge coverage ratio, which is calculated on a trailing twelve month basis, was 5.07:1.00.
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
Redemption of 8.25% Senior Notes
On January 16, 2015, the Company issued $250.0 million in aggregate principal of 8.25% senior notes due 2023 (the “Notes”). On February 8, 2018, the Company redeemed the outstanding $250.0 million aggregate principal amount of the Notes for approximately $265.5 million using the proceeds from borrowings under the new Term Loan Facility.
During the three months ended April 29, 2018, the Company incurred a pretax loss, primarily on the extinguishment of the Notes, of $21.9 million, of which approximately $15.5 million represents the premium paid on the redemption of the Notes.
Debt Covenants
The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness, make dividends and other restricted payments, create liens securing indebtedness, engage in mergers and acquisitions, enter into restrictive agreements, amend certain documents in respect of other indebtedness, change the nature of the business and engage in certain transactions with affiliates. As of July 29, 2018, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of July 29, 2018 and October 29, 2017, the Company had an outstanding note payable in the amount of $1.0 million and $0.4 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
NOTE 11 — CD&R FUNDS
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Stockholders Agreement”), the CD&R Fund VIII and the CD&R Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”) purchased convertible preferred stock, which was converted into shares of our common stock on May 14, 2013. Among other provisions, the Stockholders Agreement entitles the CD&R Funds to certain nomination or designation rights with respect to our board of directors; subscription rights with respect to future issuances of common stock by us; corporate governance rights; and consent rights with respect to certain types of transactions we may enter into in the future. In connection with the closing of the Merger, the Company will enter into a new stockholders agreement with the CD&R Funds and other investors.
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
As of July 29, 2018, and October 29, 2017, the CD&R Funds owned approximately 34.4% and 43.8%, respectively, of the outstanding shares of our common stock. The CD&R Funds are affiliates of the Sponsor, which is, for limited purposes, party to the Merger Agreement. For additional information, see Note 1 — Summary of Significant Accounting Policies.
NOTE 12 — STOCK REPURCHASE PROGRAM
On September 8, 2016, the Company announced that its board of directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017 and March 7, 2018, the Company announced that its board of directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. Shares repurchased pursuant to the repurchase programs are usually retired. There is no time limit on the duration of the programs.
During the nine months ended July 29, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs announced on September 8, 2016 and October 10, 2017, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Funds 2017 Secondary Offering (see Note 11 — CD&R Funds). As of July 29,

2018, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
The Company canceled the 2.7 million shares repurchased under the stock repurchase programs during the nine months ended July 29, 2018, resulting in a $46.7 million decrease in both additional paid in capital and treasury stock.
In addition to the common stock repurchased during the nine months ended July 29, 2018, the Company also withheld 0.3 million shares of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity. The Company also cancelled these shares during the nine months ended July 29, 2018, resulting in a $5.1 million decrease in both additional paid in capital and treasury stock.
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of July 29, 2018 and October 29, 2017, respectively, because of their relatively short maturities. The carrying amount of revolving loans outstanding under the asset-based lending facilities approximates fair value as the interest rates are variable and reflective of market rates. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	July 29, 2018		October 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Credit Facility, due February 2025	$413,963	$413,963	$—	$—
Credit Agreement, due June 2022	—	—	144,147	144,147
8.25% senior notes, due January 2023	—	—	250,000	267,500
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of July 29, 2018 and October 29, 2017.
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

The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 29, 2018 and October 29, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	July 29, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$584	$—	$—	$584
Mutual funds – Growth	1,173	—	—	1,173
Mutual funds – Blend	2,146	—	—	2,146
Mutual funds – Foreign blend	936	—	—	936
Mutual funds – Fixed income	—	946	—	946
Total short-term investments in deferred compensation plan	4,839	946	—	5,785
Total assets	$4,839	$946	$—	$5,785

Liabilities:
Deferred compensation plan liability	$—	$4,882	$—	$4,882
Total liabilities	$—	$4,882	$—	$4,882

	October 29, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$1,114	$—	$—	$1,114
Mutual funds – Growth	958	—	—	958
Mutual funds – Blend	1,948	—	—	1,948
Mutual funds – Foreign blend	915	—	—	915
Mutual funds – Fixed income	—	1,546	—	1,546
Total short-term investments in deferred compensation plan	4,935	1,546	—	6,481
Total assets	$4,935	$1,546	$—	$6,481

Liabilities:
Deferred compensation plan liability	$—	$4,923	$—	$4,923
Total liabilities	$—	$4,923	$—	$4,923

(1)
Unrealized holding gain for the three months ended July 29, 2018 and July 30, 2017 was $0.2 million and $0.2 million, respectively. Unrealized holding gain (loss) for the nine months ended July 29, 2018 and July 30, 2017 was $0.3 million and $(0.2) million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.

NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Statutory federal income tax rate	23.3%	35.0%	23.3%	35.0%
State income taxes	4.0%	3.7%	4.0%	3.9%
Domestic production activities deduction	(1.3)%	(3.2)%	(1.3)%	(3.2)%
Non-deductible expenses	1.1%	0.7%	1.1%	0.7%
Tax credits	(0.9)%	(0.7)%	(0.9)%	(1.0)%
China valuation allowance	—%	(0.4)%	—%	(0.4)%
Revaluation of U.S. deferred income tax due to statutory rate reduction	1.3%	—%	(0.8)%	—%
One-time repatriation tax on foreign earnings	—%	—%	1.5%	—%
Other	0.6%	—%	—%	(0.4)%
Effective tax rate	28.1%	35.1%	26.9%	34.6%
The decrease in the effective tax rate for the nine months ended July 29, 2018 is a result of the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the federal statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The majority of these changes will be effective for the Company’s fiscal year beginning October 29, 2018. However, the corporate income tax rate reduction is effective December 22, 2017. As such, the Company’s statutory federal corporate income tax rate for the fiscal year ending October 28, 2018 will be 23.3%. In addition, the one-time repatriation tax will be recognized by the Company for the tax year ending October 28, 2018.
Under ASC Topic 740, Income Taxes ("ASC 740"), a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. U.S. income tax laws are deemed to be effective on the date the president signs tax legislation. The President signed the U.S. Tax Reform legislation on December 22, 2017. As such, the Company is required to recognize the related impacts to the financial statements in the quarter ended January 28, 2018. In acknowledgment of the substantial changes incorporated in the U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarizes a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete, (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740 based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform. Based upon this review, the Company recognized a discrete estimated net income tax benefit with respect to U.S. Tax Reform for the first quarter of fiscal 2018 of $0.3 million. This net income tax benefit reflects a $1.0 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability, partiality offset with a $0.7 million estimated income tax expense associated with the impact of the deemed repatriated earnings from the Company’s foreign subsidiaries, including the one-time repatriation tax of $2.1 million. In the third quarter of fiscal 2018, the Company recognized an additional discrete expense of $0.6 million related to the remeasurement of the Company’s net U.S. deferred tax liability upon the filing of the federal income tax return. Due to the Company’s fiscal year-end of October 28, 2018 and the timing of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded in the first and third quarters of fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information. As such, the Company will continue to update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary.
NOTE 15 — OPERATING SEGMENTS
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available and is evaluated on a regular basis by the chief operating decision maker to make decisions regarding the allocation of resources to the segment and assess the performance of the segment. On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018 for the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources. We have revised our segment reporting to represent how we now manage our business, recasting prior periods to conform to the current segment presentation.
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
We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of (i) structural framing provided by the Engineered Building Systems segment to the Metal Components segment; (ii) building components provided by the Metal Components and Insulated Metal Panels segment to the Engineered Building Systems segment; and (iii) hot-rolled, light gauge painted and slit material and other services provided by the Metal Coil Coating segment to the Engineered Building Systems, Metal Components and Insulated Metal Panels segments.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other (expense) income.

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Total sales:
Engineered Building Systems	$230,098	$191,910	$554,302	$505,797
Metal Components	186,421	166,305	501,709	455,373
Insulated Metal Panels	133,740	119,730	357,947	317,862
Metal Coil Coating	116,440	95,261	299,973	270,330
Intersegment sales	(118,174)	(103,821)	(286,988)	(267,810)
Total sales	$548,525	$469,385	$1,426,943	$1,281,552
External sales:
Engineered Building Systems	$218,614	$182,164	$524,038	$481,641
Metal Components	165,697	140,639	440,886	389,486
Insulated Metal Panels	106,605	98,026	$303,910	267,240
Metal Coil Coating	57,609	48,556	158,109	143,185
Total sales	$548,525	$469,385	$1,426,943	$1,281,552
Operating income (loss):
Engineered Building Systems	$24,296	$14,948	$41,830	$28,345
Metal Components	28,688	23,276	67,859	55,649
Insulated Metal Panels	17,859	11,468	$26,470	33,037
Metal Coil Coating	9,121	7,107	21,626	20,040
Corporate	(25,463)	(22,702)	(71,430)	(60,616)
Total operating income	$54,501	$34,097	$86,355	$76,455
Unallocated other expense, net	(4,437)	(6,031)	(37,690)	(19,494)
Income before income taxes	$50,064	$28,066	$48,665	$56,961

	July 29, 2018	October 29, 2017
Total assets:
Engineered Building Systems	$218,085	$195,426
Metal Components	226,550	186,369
Insulated Metal Panels	373,262	380,308
Metal Coil Coating	186,795	175,046
Corporate	77,002	93,963
Total assets	$1,081,694	$1,031,112
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

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K, dated August 6, 2018.

FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•
risks and uncertainties relating to the Merger, including the possibility that the Merger does not close when expected or at all because the conditions to closing are not satisfied on a timely basis or at all;

•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger;

•	diversion of management’s attention from ongoing business operations and opportunities as a result of the pending Merger;

•	our ability to secure stockholder and regulatory approvals for the Merger in a timely manner or on the terms desired or anticipated;

•	retention and replacement of key personnel in connection with the pendency of the Merger;

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;

•	substantial indebtedness and our ability to incur substantially more indebtedness;

•	our ability to generate significant cash flow required to service or refinance our existing debt, and obtain future financing;

•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	increases in interest rates;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	our ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	our ability to carry out our restructuring plans and to fully realize the expected cost savings;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	increases in energy prices;

•	volatility of the Company’s stock price;

•	dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by our sponsor;

•	substantial governance and other rights held by our sponsor;

•	breaches of our information system security measures and damage to our major information management systems;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations, including the Dodd–Frank Act;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

•	timing and amount of any stock repurchases; and

•
other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A in our most recent Annual Report on Form 10-K and other filings we make with the SEC.

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
Pending Merger
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC, a Delaware limited liability company (“Ply Gem”), and for certain limited purposes set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC, a Delaware limited liability company (the “Sponsor”).
Pursuant to the terms of the Merger Agreement, at the closing of the merger, Ply Gem will be merged with and into the Company with the Company continuing its existence as a Delaware corporation (the “Merger”). At the closing of the Merger (“Closing”), all of Ply Gem’s equity interests (the “Ply Gem LLC Interests”) as of immediately prior to the Closing will be converted into the right of the holders of the Ply Gem LLC Interests (the “Ply Gem Holders”) to receive, in the aggregate with respect to all such Ply Gem LLC Interests, 58,709,067 shares of NCI common stock, par value $0.01 per share (“Common Stock”) (collectively, the “Aggregate Merger Consideration”), with each Ply Gem Holder being entitled to receive its pro rata share of the Aggregate Merger Consideration. The shares of the Common Stock outstanding prior to the Merger will remain outstanding after the closing of the Merger.
The Closing is subject to a number of customary conditions, including, among others, (1) the approval of the Merger, at a meeting duly called for such purpose, by the affirmative vote of the stockholders of the Company holding the majority of the Common Stock outstanding as of the applicable record date (the “Stockholder Approval”), (2) the absence of any decision, injunction, decree, ruling, law or order by any governmental entity enjoining, prohibiting or making the consummation of the Merger and any related transactions illegal, (3) the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals under the Competition Act of Canada and the Austrian Cartel Act (Kartellgesetz) 2005 (BGB1 I 2005/61), as amended (4) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of each of the Company and Ply Gem and compliance in all material respects by each of the Company, Ply Gem, and the Sponsor with its respective covenants contained in the Merger Agreement, and (5) the receipt by each of the Company and Ply Gem from its respective tax counsel of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
In connection with the closing of the Merger, the Company will enter into a new stockholders agreement (the “New Stockholders Agreement”) and a new Registration Rights Agreement (the “New Registration Rights Agreement”), each with entities affiliated with the Sponsor, including the CD&R Funds, and other investors. For additional information about the New Stockholders Agreement and the New Registration Rights Agreement, see the Company’s Current Report on Form 8-K, filed on July 19, 2018, which describes both agreements and attaches a form of the New Stockholders Agreement as an exhibit thereto.
If the Merger Agreement is terminated under certain circumstances, the Company would be obligated to pay Ply Gem a termination fee of $45.0 million.
The Company incurred $3.6 million of acquisition expenses in the third quarter of fiscal 2018 related to the pending Merger, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
Change in Operating Segments
On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018 for the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources.
During the first quarter of fiscal 2018, the Company began reporting results under four reportable segments, which are Engineered Building Systems, Metal Components, Insulated Metal Panels and Metal Coil Coating. Previously, operating results for the Insulated Metal Panel product line were included in the Metal Components segment. In addition, CENTRIA’s coil coating operations, which had been included in the Metal Components segment since the Company’s acquisition of CENTRIA in January 2015, are now reported within the Metal Coil Coating segment. Prior periods have been recasted to conform to the current segment presentation.
Third Fiscal Quarter
During the third quarter of fiscal 2018, the Company has continued to realize the benefits of our focus on commercial discipline in the pass-through of material costs and the Company’s ongoing cost reduction initiatives.
Overall, year-over-year comparisons in most of our financial metrics reflect the pass-through of higher material input costs, as well as operational improvements over the previous three years to better leverage our fixed cost structure. We achieved year-over-year growth in both consolidated sales and gross profit.
Consolidated revenues increased by approximately 16.9% from the same period in the prior year. The year-over-year improvement was primarily driven by continued commercial discipline in the pass-through of higher costs in a rising cost environment across each of our segments and underlying volume growth in the Engineered Building Systems and Metal Components segments.
The Company’s gross margin in the current period was 24.3% as compared to 24.5% in the third quarter of fiscal 2017. The lower margins in the current period were primarily driven by less favorable product mix in the Insulated Metal Panels segment and Metal Coil Coating segments. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 190 basis points to 14.4% of sales compared to the same period last year, as we continue to execute on our strategic initiatives and restructuring activities.

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

Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect ESG&A costs. Total restructuring costs were reduced by $0.4 million during the three months ended July 29, 2018, primarily due to a gain on the sale of a facility in the Engineering Building Systems segment.
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other (expense) income. See Note 15 — Operating Segments in the notes to the unaudited consolidated financial statements for more information on our segments.

We have revised our segment reporting to represent how we now manage our business, recasting prior periods to conform to the current segment presentation. The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Total sales:
Engineered Building Systems	$230,098	$191,910	$554,302	$505,797
Metal Components	186,421	166,305	501,709	455,373
Insulated Metal Panels	133,740	119,730	357,947	317,862
Metal Coil Coating	116,440	95,261	299,973	270,330
Intersegment sales	(118,174)	(103,821)	(286,988)	(267,810)
Total sales	$548,525	$469,385	$1,426,943	$1,281,552
External sales:
Engineered Building Systems	$218,614	$182,164	$524,038	$481,641
Metal Components	165,697	140,639	440,886	389,486
Insulated Metal Panels	106,605	98,026	$303,910	267,240
Metal Coil Coating	57,609	48,556	158,109	143,185
Total sales	$548,525	$469,385	$1,426,943	$1,281,552
Operating income (loss):
Engineered Building Systems	$24,296	$14,948	$41,830	$28,345
Metal Components	28,688	23,276	67,859	55,649
Insulated Metal Panels	17,859	11,468	26,470	33,037
Metal Coil Coating	9,121	7,107	21,626	20,040
Corporate	(25,463)	(22,702)	(71,430)	(60,616)
Total operating income	$54,501	$34,097	$86,355	$76,455
Unallocated other expense	(4,437)	(6,031)	(37,690)	(19,494)
Income before income taxes	$50,064	$28,066	$48,665	$56,961
FISCAL THREE MONTHS ENDED JULY 29, 2018 COMPARED TO FISCAL THREE MONTHS ENDED JULY 30, 2017
Consolidated sales increased by 16.9%, or $79.1 million, for the three months ended July 29, 2018, compared to the three months ended July 30, 2017. The increase in revenue resulted from continued commercial discipline, as well as the pass-through of material and other input costs in an inflationary environment, predominantly in the Engineered Building Systems, Metal Components, and Insulated Metal Panels segments, and underlying volume growth in the Engineered Building Systems and Metal Components segments.
Consolidated cost of sales increased by 17.1%, or $60.7 million, for the three months ended July 29, 2018, compared to the three months ended July 30, 2017. The increase in cost of sales resulted from the increase in volume discussed above, as well as higher input costs, including transportation, materials and skilled labor.
Gross margin percentage was 24.3% for the three months ended July 29, 2018, compared to 24.5% for the same period in the prior year. The slightly lower margins in the current period were driven by product mix in the Insulated Metal Panels and Metal Coil Coating segments.
Engineered Building Systems sales increased by 19.9%, or $38.2 million, to $230.1 million in the three months ended July 29, 2018, from $191.9 million in the same period in the prior year. Sales to third parties for the three months ended July 29, 2018 increased by $36.5 million to $218.6 million from $182.2 million in the same period in the prior year, due to increased tonnage volume as well as the pass-through of higher input costs and improved product mix. Engineered Building Systems third-party sales accounted for 39.9% of total consolidated third-party sales in the three months ended July 29, 2018, compared to 38.8% in the three months ended July 30, 2017.
Operating income of the Engineered Building Systems segment increased to $24.3 million in the three months ended July 29, 2018, from $14.9 million in the same period in the prior year. The $9.4 million, or 62.5%, increase resulted primarily from improved product mix and lower engineering, selling, general and administrative expenses resulting from the execution of prior year cost reduction initiatives.

Metal Components sales increased by 12.1%, or $20.1 million, to $186.4 million in the three months ended July 29, 2018, from $166.3 million in the same period in the prior year. Sales to third parties for the three months ended July 29, 2018 increased by $25.1 million to $165.7 million from $140.6 million in the same period in the prior year, primarily driven by higher external volumes and the pass-through of increasing materials costs. The increase in external volume was driven mostly by an increase in the demand for our commercial panel and doors products. Metal Components third-party sales accounted for 30.2% of total consolidated third-party sales in the three months ended July 29, 2018, compared to 30.0% in the three months ended July 30, 2017.
Operating income of the Metal Components segment increased to $28.7 million in the three months ended July 29, 2018, compared to $23.3 million in the same period in the prior year. The $5.4 million, or 23.3%, increase was driven by commercial discipline, improvement in product mix and improved operating leverage across the cost structure on higher volumes.
Insulated Metal Panels sales increased by 11.7%, or $14.0 million, to $133.7 million in the three months ended July 29, 2018, compared to $119.7 million in the same period in the prior year. Sales to third parties for the three months ended July 29, 2018 increased by $8.6 million to $106.6 million from $98.0 million in the same period in the prior year, primarily as a result of strong demand for our cold storage products. In addition, sales were also driven by a $5.4 million increase in internal sales, or 25.0%, primarily through the Engineered Building Systems and Metal Components divisions as we continue to execute on our adjacency initiatives. Insulated Metal Panel third-party sales accounted for 19.4% of total consolidated third-party sales in the three months ended July 29, 2018, compared to 20.9% in the three months ended July 30, 2017.
Operating income of the Insulated Metal Panels segment increased to $17.9 million in the three months ended July 29, 2018, from $11.5 million in the same period in the prior year. The $6.4 million, or 55.7%, increase was primarily due to $4.7 million gain relating to the final settlement of insurance claims for property that was damaged in a fire at a facility during fiscal 2016.
Metal Coil Coating sales were $116.4 million and $95.3 million in the three months ended July 29, 2018 and July 30, 2017, respectively. Sales to third parties for the three months ended July 29, 2018 increased by $9.0 million to $57.6 million from $48.6 million in the same period in the prior year, primarily as a result of higher tonnage volume in package sales. Metal Coil Coating third-party sales accounted for 10.5% of total consolidated third-party sales in the three months ended July 29, 2018, compared to 10.3% in the three months ended July 30, 2017.
Operating income of the Metal Coil Coating segment increased to $9.1 million in the three months ended July 29, 2018, from $7.1 million in the same period in the prior year. The $2.0 million, or 28.3%, increase was primarily due to increase in external sales of package products.
Consolidated engineering, selling, general and administrative expenses increased to $79.0 million in the three months ended July 29, 2018, compared to $76.3 million in the same period in the prior year primarily from the support of the increase in sales, continued execution of Corporate initiatives and general inflation company-wide, offset by cost-reduction initiatives and a decrease in stock-based compensation from current year executive retirements. As a percentage of sales, engineering, selling, general and administrative expenses decreased 190 basis points to 14.4% for the three months ended July 29, 2018, as compared to 16.3% for the three months ended July 30, 2017.
Consolidated intangible amortization remained consistent period over period at $2.4 million in the three months ended July 29, 2018, compared to $2.4 million in the same period in the prior year.
Consolidated restructuring and impairment charges for the three months ended July 29, 2018 and July 30, 2017 were a net credit of $0.4 million and a net charge of $1.0 million, respectively. Each period generally includes severance-related costs, related to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint. The current period charges are offset by a $0.6 million gain on the sale of a facility that was previously designated as “held for sale”.
Consolidated strategic development and acquisition related costs for the three months ended July 29, 2018 were $3.6 million, compared to $1.3 million for the three months ended July 30, 2017. These non-operational costs primarily include banking fees and external legal, financial and due-diligence costs associated with the pending merger with Ply Gem.
(Gain) loss on disposition of business for the three months ended July 29, 2018 was a $1.0 million gain, related to the disposal of a non-strategic product line previously consolidated within the Insulated Metal Panels segment. There was no corresponding gain in the three months ended July 30, 2017.
Consolidated gain on insurance recovery for the three months ended July 29, 2018 and July 30, 2017 was $4.7 million and $0.1 million, respectively, as a result of settlements with the Company’s insurers. The current year gain represents proceeds from the final settlement for property damage at a facility in the Insulated Metal Panels segment.
Consolidated interest expense decreased to $4.6 million for the three months ended July 29, 2018, compared to $7.4 million for the same period of the prior year. The 38.0% decrease in interest expense is a primarily due to the redemption of our 8.25%

Senior Notes and lower variable rates on our Term Loan Credit Facility, both results of activities to strengthen our capital structure that were completed in February 2018.
Consolidated foreign exchange gain (loss) for the three months ended July 29, 2018 was a $0.3 million loss, compared to a gain of $1.0 million for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Consolidated provision for income taxes was $14.1 million for the three months ended July 29, 2018, compared to $9.8 million for the same period in the prior year. The effective tax rate for the three months ended July 29, 2018 was 28.1%, compared to 35.1% for the same period in the prior year. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of U.S. Tax Reform.
FISCAL NINE MONTHS ENDED JULY 29, 2018 COMPARED TO FISCAL NINE MONTHS ENDED JULY 30, 2017
Consolidated sales increased by 11.3%, or $145.4 million, for the nine months ended July 29, 2018, compared to the nine months ended July 30, 2017. The increase in revenue resulted from continued commercial discipline, as well as the pass-through of material and other input costs in an inflationary environment, predominantly in the Engineered Building Systems, Metal Components and Insulated Metal Panels segments.
Consolidated cost of sales increased by 11.8%, or $115.7 million, for the nine months ended July 29, 2018, compared to the nine months ended July 30, 2017. The increase in cost of sales resulted primarily from higher input costs, including transportation, materials and skilled labor.
Gross margin percentage was 23.1% for the nine months ended July 29, 2018, compared to 23.4% for the same period in the prior year. The lower margins in the current period were primarily driven by material and supply chain disruptions from severe winter weather during the late first quarter and early second quarter of fiscal 2018, which resulted in higher freight costs and lower manufacturing efficiencies.
Engineered Building Systems sales increased by 9.6%, or $48.5 million, to $554.3 million in the nine months ended July 29, 2018, from $505.8 million in the same period in the prior year. Sales to third parties for the nine months ended July 29, 2018 increased by $42.4 million to $524.0 million from $481.6 million in the same period in the prior year, primarily due to commercial discipline and the pass through of higher materials costs. Engineered Building Systems third-party sales accounted for 36.7% of total consolidated third-party sales in the nine months ended July 29, 2018, compared to 37.6% in the nine months ended July 30, 2017.
Operating income of the Engineered Building Systems segment increased to $41.8 million in the nine months ended July 29, 2018, from $28.3 million in the same period in the prior year. The $13.5 million, or 47.6%, increase resulted primarily from commercial discipline, improved product mix and lower engineering, selling, general and administrative expenses resulting from the execution of prior year cost reduction initiatives.
Metal Components sales increased by 10.2%, or $46.3 million, to $501.7 million in the nine months ended July 29, 2018, from $455.4 million in the same period in the prior year, driven by higher external volumes and the pass-through of increasing materials costs. The increase in sales was primarily driven by higher external volumes due to higher demand for our commercial panels and doors products. Sales to third parties for the nine months ended July 29, 2018 increased by $51.4 million to $440.9 million from $389.5 million in the same period in the prior year. Metal Components third-party sales accounted for 30.9% of total consolidated third-party sales in the nine months ended July 29, 2018, compared to 30.4% in the nine months ended July 30, 2017.
Operating income of the Metal Components segment increased to $67.9 million in the nine months ended July 29, 2018, compared to $55.6 million in the same period in the prior year. The $12.3 million, or 21.9%, increase was driven primarily by commercial discipline improved operating leverage across the cost structure on higher volumes, offset by higher transportation costs. Prior period operating income includes $0.6 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment. There was no corresponding gain in the nine months ended July 29, 2018.
Insulated Metal Panels sales increased by 12.6%, or $40.0 million, to $357.9 million in the nine months ended July 29, 2018, compared to $317.9 million in the same period in the prior year. Sales to third parties for the nine months ended July 29, 2018 increased by $36.7 million to $303.9 million from $267.2 million in the same period in the prior year due to continued high demand, predominantly within our cold storage and industrial, commercial, and institutional products. In addition, sales were also driven by a $3.4 million increase in internal sales, or 6.7%, primarily through the Engineered Building Systems and Metal Components divisions as we continue to execute on our adjacency initiatives. Insulated Metal Panel third-party sales accounted for 21.3% of total consolidated third-party sales in the nine months ended July 29, 2018, compared to 20.9% in the nine months ended July 30, 2017.
Operating income of the Insulated Metal Panels segment decreased to $26.5 million in the nine months ended July 29, 2018, from $33.0 million in the same period in the prior year. The $6.5 million, or 19.9%, decrease was primarily due to a $6.7 million loss recognized on the sale of the China manufacturing facility. Increased volume and better leverage of our fixed cost structure was offset by impacts from a change in product mix during the current year. Prior period operating income includes $9.2 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment. We reached final settlement on this matter during the nine months ended July 29, 2018 and recorded a gain of $4.7 million.
Metal Coil Coating sales increased by 11.0%, or $29.7 million, to $300.0 million in the nine months ended July 29, 2018, compared to $270.3 million in the same period in the prior year. Sales to third parties for the nine months ended July 29, 2018 increased by $14.9 million to $158.1 million from $143.2 million in the same period in the prior year, primarily because of an increase in tonnage volume, primarily with our package product sales to third parties. Metal Coil Coating third-party sales remained consistent and accounted for 11.1% and 11.2% of total consolidated third-party sales in the nine-month periods ended July 29, 2018 and July 30, 2017, respectively.
Operating income of the Metal Coil Coating segment increased to $21.6 million in the nine months ended July 29, 2018, from $20.0 million in the same period in the prior year. The $1.6 million, or 7.9%, increase was primarily due to the increase in package product sales and lower engineering, selling, general and administrative expenses resulting from the execution of prior year cost reduction initiatives.
Consolidated engineering, selling, general and administrative expenses increased $7.7 million, or 3.5%, to $228.2 million in the nine months ended July 29, 2018, compared to $220.5 million in the same period in the prior year. Consolidated engineering, selling, general and administrative expenses for the nine months ended July 29, 2018 includes a $4.6 million charge related to the acceleration of retirement benefits of our former CEO. Excluding the effects of the acceleration of CEO retirement benefits, as a percentage of sales, engineering, selling, general and administrative expenses were 15.7% for the nine months ended July 29, 2018, as compared to 17.2% for the nine months ended July 30, 2017. The decrease was primarily due to continued execution of our cost reduction integration initiatives and lower stock-based compensation related to the third quarter 2018 executive retirement.
Consolidated intangible amortization remained consistent period over period at $7.2 million in the nine months ended July 29, 2018, compared to $7.2 million in the nine months ended July 30, 2017.
Consolidated restructuring and impairment charges for the nine months ended July 29, 2018 and July 30, 2017 were $1.1 million and $3.6 million, respectively. Each period generally includes severance-related costs, related to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint. The current period charges are offset by a $0.6 million gain on the sale of a facility that was previously designated as “held for sale”.
Consolidated strategic development and acquisition related costs for the nine months ended July 29, 2018 were $5.5 million, compared to $1.8 million for the nine months ended July 30, 2017. These non-operational costs include external legal, financial and due diligence costs incurred to pursue specific acquisition targets or costs directly associated with integrating previous acquisitions.
(Gain) loss on disposition of business for the nine months ended July 29, 2018 was $5.7 million. During the second quarter of fiscal 2018 we recorded a loss of $6.7 million on the sale of our China manufacturing facility included in the Insulated Metal Panels segment. During the third quarter of fiscal 2018 we recorded a $1.0 million gain related to the disposal of a non-strategic product line previously consolidated within the Insulated Metal Panels segment. There was no corresponding loss in the nine months ended July 30, 2017.
Consolidated gain on insurance recovery for the nine months ended July 29, 2018 and July 30, 2017 was $4.7 million and $9.7 million, respectively, which related to settlements with the Company’s insurers for property damage to two facilities in the Metal Components and Insulated Metal Panels segment.
Consolidated interest expense decreased to $16.9 million for the nine months ended July 29, 2018, compared to $21.7 million for the same period of the prior year. The 22.2% decrease in interest expense is a primarily due to the redemption of our 8.25% Senior Notes and lower variable rates on our Term Loan Credit Facility, both results of activities to strengthen our capital structure that were completed in February 2018.
Consolidated foreign exchange gain (loss) for the nine months ended July 29, 2018 was a $0.1 million loss, compared to $1.0 million gain for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Loss on debt extinguishment for the nine months ended July 29, 2018 was $21.9 million. There was no corresponding amount recorded in the same period of the prior year. During our second quarter of fiscal 2018, we recognized a pretax loss, primarily on the extinguishment of our 8.25% senior notes due 2023, of $21.9 million, of which approximately $15.5 million represented the call premium paid on the redemption of the notes.
Consolidated provision for income taxes was $13.1 million for the nine months ended July 29, 2018, compared to $19.7 million for the same period in the prior year. The effective tax rate for the nine months ended July 29, 2018 was 26.9%, compared to 34.6% for the same period in the prior year. The change in the effective tax rate was primarily driven by the effects associated with the enactment of U.S. Tax Reform.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents decreased from $65.7 million as of October 29, 2017 to $43.3 million as of July 29, 2018. The following table summarizes our consolidated cash flows for the nine months ended July 29, 2018 and July 30, 2017 (in thousands):

	Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017
Net cash provided by operating activities	$56,908	$597
Net cash used in investing activities	(25,214)	(4,503)
Net cash used in financing activities	(53,938)	(15,907)
Effect of exchange rate changes on cash and cash equivalents	(92)	333
Net decrease in cash and cash equivalents	(22,336)	(19,480)
Cash and cash equivalents at beginning of period	65,658	65,403
Cash and cash equivalents at end of period	$43,322	$45,923
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
Net cash provided by operating activities was $56.9 million during the nine months ended July 29, 2018 compared to net cash provided by operating activities of $0.6 million in the nine months ended July 30, 2017. The improved cash flow from operations is due to current period operations and normal seasonal trends in the timing of working capital turns during the first nine months of fiscal 2018.
Net cash used in accounts receivable was $13.5 million for the nine months ended July 29, 2018, compared to $8.6 million for the nine months ended July 30, 2017. Our days sales outstanding as of July 29, 2018 and July 30, 2017 were 33.6 days and 35.5 days, respectively.
For the nine months ended July 29, 2018, the change in cash flows relating to inventory was $64.9 million compared to 25.9 million for the nine months ended July 30, 2017. The increase resulted primarily from purchases of materials to support higher sales and the continued increase in material costs, particularly steel. Our days inventory on-hand was unchanged at 54.3 days as of July 29, 2018 as compared to 54.3 days as of July 30, 2017.
Net cash provided by accounts payable for the nine months ended July 29, 2018 was $34.6 million, whereas net cash used by accounts payable was $22.2 million in the nine months ended July 30, 2017. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of July 29, 2018 increased to 35.5 days from 33.0 days as of July 30, 2017.
Investing Activities
Net cash used in investing activities increased to $25.2 million during the nine months ended July 29, 2018 compared to $4.5 million in the nine months ended July 30, 2017. In the nine months ended July 29, 2018, we used $34.9 million for capital expenditures, sold a business in China, resulting in a net use of $4.4 million of cash and sold a business in our Insulated Metal Panels segment for $3.0 million. Additionally, we sold one manufacturing facility in our Engineered Building Systems segment and two manufacturing facilities in our Metal Components segment for total cash consideration of $6.3 million and we received insurance proceeds of $4.7 million as reimbursement for new assets acquired for a facility in the Insulated Metal Panels segment that experienced a fire in June 2016. We used $15.6 million for capital expenditures in the nine months ended July 30, 2017. These cash outflows were partially offset by $2.5 million proceeds from the sale of assets previously classified as held for sale and $8.6 million of insurance proceeds received in connection with involuntary conversions at two of our facilities.
Financing Activities
Net cash used in financing activities was $53.9 million during the nine months ended July 29, 2018 compared to $15.9 million in the comparable prior year period. During the nine months ended July 29, 2018, we borrowed $85.0 million under our ABL

Facility and repaid $85.0 million of that amount as of the end of the period, used $51.8 million to repurchase shares of our outstanding common stock under programs approved by the Board of Directors in September 2016 and October 2017 and for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. Net cash used in the redemption of our Senior Notes and refinancing of long-term debt, including payments of financing costs was $2.2 million. We received $1.3 million in cash proceeds from the exercises of stock options.
During the nine months ended July 30, 2017, we used $5.9 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in September 2016, as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, and $10.2 million to make a voluntary principal prepayment on borrowings under our Credit Agreement. We received $1.2 million in cash proceeds from the exercises of stock options.
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
As of July 29, 2018, we had an aggregate principal amount of $414.0 million of outstanding indebtedness, comprising $414.0 million of borrowings under our Term Loan Credit Facility. We had no of revolving loans outstanding under the ABL Credit Facility. Our excess availability under the ABL Credit Facility was $141.1 million as of July 29, 2018. In addition, standby letters of credit related to certain insurance policies totaling approximately $8.9 million were outstanding but undrawn under the ABL Credit Facility.
For additional information, see Note 10 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements.
Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Stockholders Agreement”), the CD&R Fund VIII and the CD&R Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”) purchased convertible preferred stock, which was converted into shares of our Common Stock on May 14, 2013. Among other provisions, the Stockholders Agreement entitles the CD&R Funds to certain nomination or designation rights with respect to our board of directors; subscription rights with respect to future issuances of common stock by us; corporate governance rights; and consent rights with respect to certain types of transactions we may enter into in the future. In connection with the closing of the Merger, the Company will enter into a new stockholders agreement with the CD&R Funds and other investors.
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
At July 29, 2018 and October 29, 2017, the CD&R Funds owned approximately 34.4% and 43.8%, respectively, of the outstanding shares of our common stock. The CD&R Funds are affiliates of the Sponsor, which is, for limited purposes, party to the Merger Agreement. For additional information, see Note 1 — Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements.

Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. Beyond cash generated from operations, $141.1 million is available with our ABL Credit Facility at July 29, 2018 and we have a cash balance of $43.3 million as of July 29, 2018.
We expect to contribute $1.2 million to our defined benefit plans during the remainder of fiscal 2018.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On September 8, 2016, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the nine months ended July 29, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Funds 2017 Secondary Offering. As of July 29, 2018, approximately $55.6 million remained available for stock repurchases, all under the programs announced on October 10, 2017 and March 7, 2018. In addition to the common stock repurchased during the nine months ended July 29, 2018, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
The following tables reconcile adjusted net income per diluted common share to net income per diluted common share and adjusted net income applicable to common shares to net income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net income per diluted common share, GAAP basis	$0.54	$0.25	$0.53	$0.52
Loss on extinguishment of debt	—	—	0.33	—
(Gain) loss on disposition of business	(0.02)	—	0.09	—
Restructuring and impairment charges, net	(0.01)	0.01	0.01	0.05
Strategic development and acquisition related costs	0.06	0.02	0.08	0.02
Acceleration of CEO retirement benefits	—	—	0.07	—
Gain on insurance recovery	(0.07)	0.00	(0.07)	(0.14)
Other, net	—	0.00	0.00	0.01
Tax effect of applicable non-GAAP adjustments(1)	0.01	(0.01)	(0.14)	0.02
Adjusted net income per diluted common share	$0.51	$0.27	$0.90	$0.48

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Net income applicable to common shares, GAAP basis	$35,765	$18,119	$35,303	$36,994
Loss on extinguishment of debt	—	—	21,875	—
(Gain) loss on disposition of business	(1,013)	—	5,673	—
Restructuring and impairment charges, net	(439)	1,009	1,143	3,587
Strategic development and acquisition related costs	3,642	1,297	5,503	1,778
Acceleration of CEO retirement benefits	—	—	4,600	—
Gain on insurance recovery	(4,741)	(148)	(4,741)	(9,749)
Other, net	—	235	(323)	563
Tax effect of applicable non-GAAP adjustments(1)	696	(933)	(9,296)	1,490
Adjusted net income applicable to common shares	$33,910	$19,579	$59,737	$34,663

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable combined federal and state statutory tax rate for the period to each applicable non-GAAP item.

The following tables reconcile adjusted operating income (loss) and adjusted EBITDA to operating income (loss) for the periods indicated below:

Consolidated

(In thousands)	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	July 29, 2018	July 29, 2018
Total Net Sales	$488,726	$421,349	$457,069	$548,525	$1,426,943	$1,915,669

Operating Income, GAAP	33,325	12,898	18,956	54,501	86,355	119,680
Restructuring and impairment	1,709	1,094	488	(439)	1,143	2,852
Strategic development and acquisition related costs	193	727	1,134	3,642	5,503	5,696
Loss (gain) on disposition of business	—	—	6,686	(1,013)	5,673	5,673
Acceleration of CEO retirement benefits	—	4,600	—	—	4,600	4,600
Gain on insurance recovery	—	—	—	(4,741)	(4,741)	(4,741)
Unreimbursed business interruption costs	28	—	—	—	—	28
Goodwill impairment	6,000	—	—	—	—	6,000
Adjusted Operating Income	41,255	19,319	27,264	51,950	98,533	139,788

Other income and expense	(62)	928	(34)	87	981	919
Depreciation and amortization	10,664	10,358	10,442	10,174	30,974	41,638
Share-based compensation expense	2,084	2,270	1,998	1,041	5,309	7,393
Adjusted EBITDA	$53,941	$32,875	$39,670	$63,252	$135,797	$189,738

Year over year growth, Total Net Sales	1.8%	7.6%	8.7%	16.9%	11.3%	8.7%
Operating Income Margin	6.8%	3.1%	4.1%	9.9%	6.1%	6.2%
Adjusted Operating Income Margin	8.4%	4.6%	6.0%	9.5%	6.9%	7.3%
Adjusted EBITDA Margin	11.0%	7.8%	8.7%	11.5%	9.5%	9.9%

	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	July 30, 2017	July 30, 2017
Total Net Sales	$480,314	$391,703	$420,464	$469,385	$1,281,552	$1,761,866

Operating Income, GAAP	39,391	9,886	32,472	34,097	76,455	115,846
Restructuring and impairment	815	2,264	315	1,009	3,588	4,403
Strategic development and acquisition related costs	590	357	124	1,297	1,778	2,368
Loss on sale of assets and asset recovery	62	—	137	—	137	199
Gain on insurance recovery	—	—	(9,601)	(148)	(9,749)	(9,749)
Unreimbursed business interruption costs	—	—	191	235	426	426
Adjusted Operating Income	40,858	12,507	23,638	36,490	72,635	113,493

Other income and expense	(192)	309	449	1,322	2,080	1,888
Depreciation and amortization	9,815	10,315	10,062	10,278	30,655	40,470
Share-based compensation expense	3,181	3,042	2,820	2,284	8,146	11,327
Adjusted EBITDA	$53,662	$26,173	$36,969	$50,374	$113,516	$167,178

Operating Income Margin	8.2%	2.5%	7.7%	7.3%	6.0%	6.6%
Adjusted Operating Income Margin	8.5%	3.2%	5.6%	7.8%	5.7%	6.4%
Adjusted EBITDA Margin	11.2%	6.7%	8.8%	10.7%	8.9%	9.5%

Engineered Building Systems

(In thousands)	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	July 29, 2018	July 29, 2018
Total Sales	$188,183	$156,964	$167,240	$230,098	$554,302	$742,485
External Sales	178,222	148,288	157,136	218,614	524,038	702,260

Operating Income, GAAP	13,043	8,263	9,271	24,296	41,830	54,873
Restructuring and impairment	695	1,136	280	(464)	952	1,647
Strategic development and acquisition related costs	—	173	—	—	173	173
Adjusted Operating Income	13,738	9,572	9,551	23,832	42,955	56,693

Other income and expense	(694)	733	(88)	(179)	466	(228)
Depreciation and amortization	2,198	2,077	2,323	1,905	6,305	8,503
Adjusted EBITDA	$15,242	$12,382	$11,786	$25,558	$49,726	$64,968

Year over year growth, Total sales	(7.8)%	3.8%	2.8%	19.9%	9.6%	4.6%
Year over year growth, External Sales	(9.3)%	2.3%	1.7%	20.0%	8.8%	3.5%
Operating Income Margin	6.9%	5.3%	5.5%	10.6%	7.5%	7.4%
Adjusted Operating Income Margin	7.3%	6.1%	5.7%	10.4%	7.7%	7.6%
Adjusted EBITDA Margin	8.1%	7.9%	7.0%	11.1%	9.0%	8.8%

	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	July 30, 2017	July 30, 2017
Total Sales	$204,208	$151,263	$162,624	$191,910	$505,797	$710,005
External Sales	196,596	145,021	154,456	182,164	481,641	678,237

Operating Income, GAAP	22,830	6,503	6,894	14,948	28,345	51,175
Restructuring and impairment	211	1,910	186	941	3,037	3,248
Loss on sale of assets and asset recovery	62	—	137	—	137	199
Adjusted Operating Income	23,103	8,413	7,217	15,889	31,519	54,622

Other income and expense	(362)	(41)	(125)	1,291	1,125	763
Depreciation and amortization	2,399	2,276	2,285	2,255	6,816	9,215
Adjusted EBITDA	$25,140	$10,648	$9,377	$19,435	$39,460	$64,600

Operating Income Margin	11.2%	4.3%	4.2%	7.8%	5.6%	7.2%
Adjusted Operating Income Margin	11.3%	5.6%	4.4%	8.3%	6.2%	7.7%
Adjusted EBITDA Margin	12.3%	7.0%	5.8%	10.1%	7.8%	9.1%

Metal Components

(In thousands)	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	July 29, 2018	July 29, 2018
Total Sales	$181,288	$146,832	$168,456	$186,421	$501,709	$682,997
External Sales	155,183	127,528	147,661	165,697	440,886	596,069

Operating Income, GAAP	23,119	17,089	22,082	28,688	67,859	90,978
Restructuring and impairment	69	(1,403)	120	25	(1,258)	(1,189)
Adjusted Operating Income	23,188	15,686	22,202	28,713	66,601	89,789

Other income and expense	84	53	67	54	174	258
Depreciation and amortization	1,422	1,576	1,444	1,357	4,377	5,799
Adjusted EBITDA	$24,694	$17,315	$23,713	$30,124	$71,152	$95,846

Year over year growth, Total sales	8.9%	9.4%	8.8%	12.1%	10.2%	9.8%
Year over year growth, External Sales	10.9%	10.4%	10.8%	17.8%	13.2%	12.6%
Operating Income Margin	12.8%	11.6%	13.1%	15.4%	13.5%	13.3%
Adjusted Operating Income Margin	12.8%	10.7%	13.2%	15.4%	13.3%	13.1%
Adjusted EBITDA Margin	13.6%	11.8%	14.1%	16.2%	14.2%	14.0%

	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	July 30, 2017	July 30, 2017
Total Sales	$166,532	$134,173	$154,895	$166,305	$455,373	$621,905
External Sales	139,968	115,557	133,290	140,639	389,486	529,454

Operating Income, GAAP	21,254	12,376	19,997	23,276	55,649	76,903
Restructuring and impairment	103	305	129	60	494	597
Gain on insurance recovery	—	—	(420)	(148)	(568)	(568)
Adjusted Operating Income	21,357	12,681	19,706	23,188	55,575	76,932

Other income and expense	(27)	28	52	55	135	108
Depreciation and amortization	1,406	1,334	1,302	1,266	3,902	5,308
Adjusted EBITDA	$22,736	$14,043	$21,060	$24,509	$59,612	$82,348

Operating Income Margin	12.8%	9.2%	12.9%	14.0%	12.2%	12.4%
Adjusted Operating Income Margin	12.8%	9.5%	12.7%	13.9%	12.2%	12.4%
Adjusted EBITDA Margin	13.7%	10.5%	13.6%	14.7%	13.1%	13.2%

Insulated Metal Panels

(In thousands)	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	July 29, 2018	July 29, 2018
Total Sales	$123,542	$110,794	$113,413	$133,740	$357,947	$481,489
External Sales	105,064	97,513	99,792	106,605	303,910	408,974

Operating Income, GAAP	14,895	7,071	1,540	17,859	26,470	41,365
Restructuring and impairment	683	1,284	88	—	1,372	2,055
Strategic development and acquisition related costs	90	300	61	—	361	451
Loss (gain) on disposition of business	—	—	6,686	(1,013)	5,673	5,673
Gain on insurance recovery	—	—	—	(4,741)	(4,741)	(4,741)
Unreimbursed business interruption costs	28	—	—	—	—	28
Adjusted Operating Income	15,696	8,655	8,375	12,105	29,135	44,831

Other income and expense	356	(273)	223	(51)	(101)	255
Depreciation and amortization	4,742	4,388	4,335	4,324	13,047	17,789
Adjusted EBITDA	$20,794	$12,770	$12,933	$16,378	$42,081	$62,875

Year over year growth, Total sales	12.3%	16.4%	10.2%	11.7%	12.6%	12.5%
Year over year growth, External Sales	13.4%	18.3%	15.0%	8.8%	13.7%	13.6%
Operating Income Margin	12.1%	6.4%	1.4%	13.4%	7.4%	8.6%
Adjusted Operating Income Margin	12.7%	7.8%	7.4%	9.1%	8.1%	9.3%
Adjusted EBITDA Margin	16.8%	11.5%	11.4%	12.2%	11.8%	13.1%

	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	July 30, 2017	July 30, 2017
Total Sales	$110,001	$95,195	$102,937	$119,730	$317,862	$427,863
External Sales	92,648	82,441	86,773	98,026	267,240	359,888

Operating Income, GAAP	7,513	2,192	19,377	11,468	33,037	40,550
Restructuring and impairment	404	—	—	8	8	412
Gain on insurance recovery	—	—	(9,181)	—	(9,181)	(9,181)
Unreimbursed business interruption costs	—	—	191	235	426	426
Adjusted Operating Income	7,917	2,192	10,387	11,711	24,290	32,207

Other income and expense	270	35	340	(211)	164	434
Depreciation and amortization	3,926	4,392	4,258	4,516	13,166	17,092
Adjusted EBITDA	$12,113	$6,619	$14,985	$16,016	$37,620	$49,733

Operating Income Margin	6.8%	2.3%	18.8%	9.6%	10.4%	9.5%
Adjusted Operating Income Margin	7.2%	2.3%	10.1%	9.8%	7.6%	7.5%
Adjusted EBITDA Margin	11.0%	7.0%	14.6%	13.4%	11.8%	11.6%

Metal Coil Coating

(In thousands)	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	July 29, 2018	July 29, 2018
Total Sales	$98,550	$88,343	$95,190	$116,440	$299,973	$398,523
External Sales	50,257	48,020	52,480	57,609	158,109	208,366

Operating Income, GAAP	1,419	5,376	7,129	9,121	21,626	23,045
Goodwill impairment	6,000	—	—	—	—	6,000
Adjusted Operating Income	7,419	5,376	7,129	9,121	21,626	29,045

Depreciation and amortization	2,065	2,058	2,085	2,097	6,240	8,305
Adjusted EBITDA	$9,484	$7,434	$9,214	$11,218	$27,866	$37,350

Year over year growth, Total sales	2.7%	0.0%	9.8%	22.2%	11.0%	8.8%
Year over year growth, External Sales	(1.7)%	(1.4)%	14.2%	18.6%	10.4%	7.2%
Operating Income Margin	1.4%	6.1%	7.5%	7.8%	7.2%	5.8%
Adjusted Operating Income Margin	7.5%	6.1%	7.5%	7.8%	7.2%	7.3%
Adjusted EBITDA Margin	9.6%	8.4%	9.7%	9.6%	9.3%	9.4%

	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	July 30, 2017	July 30, 2017
Total Sales	$95,987	$88,340	$86,729	$95,261	$270,330	$366,317
External Sales	51,102	48,684	45,945	48,556	143,185	194,287

Operating Income, GAAP	9,310	6,706	6,227	7,107	20,040	29,350
Adjusted Operating Income	9,310	6,706	6,227	7,107	20,040	29,350

Other income and expense	—	31	—	—	31	31
Depreciation and amortization	1,849	2,106	2,009	2,063	6,178	8,027
Adjusted EBITDA	$11,159	$8,843	$8,236	$9,170	$26,249	$37,408

Operating Income Margin	9.7%	7.6%	7.2%	7.5%	7.4%	8.0%
Adjusted Operating Income Margin	9.7%	7.6%	7.2%	7.5%	7.4%	8.0%
Adjusted EBITDA Margin	11.6%	10.0%	9.5%	9.6%	9.7%	10.2%

Corporate

(In thousands)	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 29, 2017	January 28, 2018	April 29, 2018	July 29, 2018	July 29, 2018	July 29, 2018
Operating Loss, GAAP	$(19,151)	$(24,901)	$(21,066)	$(25,463)	$(71,430)	$(90,581)
Restructuring and impairment	262	77	—	—	77	339
Strategic development and acquisition related costs	103	254	1,073	3,642	4,969	5,072
Acceleration of CEO retirement benefits	—	4,600	—	—	4,600	4,600
Adjusted Operating Loss	(18,786)	(19,970)	(19,993)	(21,821)	(61,784)	(80,570)

Other income and expense	192	415	(236)	263	442	634
Depreciation and amortization	237	259	255	491	1,005	1,242
Share-based compensation expense	2,084	2,270	1,998	1,041	5,309	7,393
Adjusted EBITDA	$(16,273)	$(17,026)	$(17,976)	$(20,026)	$(55,028)	$(71,301)

	Fiscal Three Months Ended				Fiscal Nine Months Ended	Trailing Twelve Months
	October 30, 2016	January 29, 2017	April 30, 2017	July 30, 2017	July 30, 2017	July 30, 2017
Operating Loss, GAAP	$(21,516)	$(17,891)	$(20,023)	$(22,702)	$(60,616)	$(82,132)
Restructuring and impairment	97	49	—	—	49	146
Strategic development and acquisition related costs	590	357	124	1,297	1,778	2,368
Adjusted Operating Loss	(20,829)	(17,485)	(19,899)	(21,405)	(58,789)	(79,618)

Other income and expense	(73)	256	182	187	625	552
Depreciation and amortization	235	207	208	178	593	828
Share-based compensation expense	3,181	3,042	2,820	2,284	8,146	11,327
Adjusted EBITDA	$(17,486)	$(13,980)	$(16,689)	$(18,756)	$(49,425)	$(66,911)

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 29, 2018, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement. Proceeds from the borrowing under the Term Loan Credit Facility, together with cash on hand, was used to refinance the Company’s existing term loan credit facility, redeem and repay the Notes and pay any fees, premiums and expenses incurred in connection with such refinancing.
The following table shows our debt contractual obligations as of July 29, 2018 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt(1)	$413,962	$4,150	$12,450	$8,300	$389,062
Interest payments on debt(2)	107,995	16,825	49,457	32,122	9,591
Total	$521,957	$20,975	$61,907	$40,422	$398,653

(1)	Reflects amounts outstanding under the Term Loan Credit Facility.

(2)	Interest payments were calculated based on the variable rate in effect at July 29, 2018 for the Term Loan Credit Facility.
There have been no other material changes in our future contractual obligations since the end of fiscal 2017. For more information on our contractual obligations, see Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 29, 2017, which was recast and included in our Current Report on Form 8-K filed with the SEC dated August 6, 2018.
See Note 10 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our Term Loan Credit Agreement and ABL Facility.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 29, 2017, which was recast and included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 29, 2018, material costs (predominantly steel costs) constituted approximately 65% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
With material costs (predominantly steel costs) accounting for approximately 65% of our cost of sales for the nine months ended July 29, 2018, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $7.1 million for the nine months ended July 29, 2018. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At July 29, 2018, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Term Loan Credit Facility and the ABL Credit Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Term Loan Credit Facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At July 29, 2018, we had $414.0 million outstanding under our Term Loan Credit Facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $4.1 million on an annual basis. The fair value of our term loan credit facility at July 29, 2018 and October 29, 2017 was approximately $414.0 million and $144.1 million, respectively, compared to a face value of approximately $414.0 million and $144.1 million, respectively.
See Note 10 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain was $0.3 million for the three-month period ended July 30, 2017. Net foreign currency re-measurement gain for the three-month period ended July 29, 2018 was insignificant. Net foreign currency re-measurement gain was $0.1 million and $0.2 million, for the nine-month periods ended July 29, 2018 and July 30, 2017, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive

(loss) income in stockholders’ equity. The net foreign currency exchange (loss) gain included in net income for the three month periods ended July 29, 2018 and July 30, 2017 was $(0.3) million and $0.7 million, respectively. The net foreign currency exchange (loss) gain included in net income for the nine month periods ended July 29, 2018 and July 30, 2017 was $(0.2) million and $0.8 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive (loss) income for the three-month periods ended July 29, 2018 and July 30, 2017 was $(0.1) million and $0.4 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the nine-month periods ended July 29, 2018 and July 30, 2017 was $(0.1) million and $0.3 million, respectively.
On January 29, 2018, we closed on the sale of CENTRIA International LLC, which owned our China manufacturing facility and are therefore no longer exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations was the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three and nine-month periods ended July 29, 2018 and July 30, 2017.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 29, 2018, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during quarter ended July 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 16, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended October 29, 2017 and our subsequent filings with the SEC. The risks disclosed in these filings, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known, or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to our previously disclosed risk factors. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K and our subsequent filings with the SEC.
We and Ply Gem may fail to complete the Merger if certain required conditions, many of which are outside the companies’ control, are not satisfied.
Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by our stockholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, the Competition Act of Canada and the Austrian Cartel Act (Kartellgesetz) 2005 (BGB1 I 2005/61), as amended, (iii) the absence of any order of injunction prohibiting the consummation of the Merger, (iv) no material adverse effect occurring with respect to NCI or Ply Gem, (v) subject to certain exceptions and materiality and material adverse effect standards, the accuracy of the representations and warranties of the parties to the Merger Agreement, (vi) performance and compliance by the parties to the Merger Agreement in all material respects with agreements and covenants contained in the Merger Agreement and (vii) the receipt by each company of a written opinion from its tax counsel to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Despite our and Ply Gem’s best efforts, we and/or Ply Gem may not be able to satisfy or receive the various closing conditions or obtain the necessary approvals in a timely fashion or at all.
Failure to complete the Merger could negatively impact our stock price and future business and financial results.
If the Merger is not completed, we will be subject to several risks, including the following:

•	certain damages for which we may be liable to Ply Gem under the terms and conditions of the Merger Agreement, including a termination fee of $45.0 million in certain circumstances;

•	payment for certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•
negative reactions from the financial markets, including declines in the price of our Common Stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•	diverted attention of the Company’s management to the Merger rather than to our operations and pursuit of other opportunities that could have been beneficial to the Company; and

•	a negative impact on the Company’s future growth plan, including with regard to potential acquisitions, for which the surviving corporation is likely to provide a stronger foundation.
Our directors and executive officers may have interests in the transactions contemplated by the Merger Agreement that are different from, or in addition to, those of the Company’s stockholders generally.
Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of the Company’s stockholders generally. The members of the Company’s board of directors were aware of and considered these interests, among other matters, in evaluating and negotiating the Merger Agreement and the Merger, and in recommending that our stockholders adopt the Merger Agreement.
These interests include, among others: (1) the continued employment of the executive officers of NCI by the surviving corporation, the continued service of independent directors of NCI as directors of NCI or the surviving corporation, (2) each of NCI’s executive officers is a party to an agreement with NCI that provides for enhanced severance benefits and accelerated vesting of equity awards in the event of a qualifying termination of employment following the Merger, (3) certain NCI executive officers are entitled to retention and/or Merger-related bonuses, (4) certain NCI outstanding equity awards will vest “single-trigger” upon the effective time of the Merger and all other NCI outstanding equity awards will continue to vest in accordance with their terms (which may include acceleration of vesting of equity awards on a qualifying termination of employment) and (5) NCI’s directors and executive officers are entitled to continued indemnification and insurance coverage under the Merger Agreement.
Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P., both of which are affiliated with the Sponsor, together beneficially own approximately 34.5% of the outstanding shares of the Company’s Common Stock. In addition, four of our directors, James G. Berges, Nathan K. Sleeper, Jonathan L. Zrebiec, and William R. VanArsdale, are employed by or otherwise affiliated with the Sponsor. The foregoing affiliations with the Sponsor were known by or disclosed to the remaining directors on the NCI board. These four NCI directors recused themselves from participating in the NCI board’s review and consideration of the Merger and did not vote with respect to the Merger.
The consideration to be received by Ply Gem Holders is fixed and will not be adjusted for changes affecting Ply Gem or us.
Under the Merger Agreement, at the Closing, the Ply Gem LLC Interests outstanding as of immediately prior to the Closing will be converted into the right of the Ply Gem Holders to receive, in the aggregate with respect to all such interests, the Aggregate Merger Consideration, with each holder being entitled to receive its pro rata share of the Aggregate Merger Consideration. The Aggregate Merger Consideration is fixed and will not be adjusted prior to completion of the Merger for changes in the businesses, operations, results and prospects of Ply Gem or NCI. Such changes may affect the value of the Aggregate Merger Consideration or may affect the market value of NCI stock prior to the completion of the Merger. Market assessments of the benefits of the Merger and general and industry-specific market and economic conditions may also have an effect on the market price of NCI common stock.
We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.
Uncertainty about the effect of the Merger on customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. It is possible that some customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively affect our financial results, as well as the market price of our Common Stock, regardless of whether the Merger is completed.
In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the Merger Agreement, entering into other transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. Such limitations could negatively affect our businesses and operations prior to the completion of the Merger.
We may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on our employees may impair our ability to attract, retain and motivate personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may feel uncertain about their future roles with the combined organization. In addition, we may have to provide additional compensation in order to retain employees. If employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the surviving corporation, the surviving corporation’s ability to realize the anticipated benefits of the Merger could be adversely affected.
The provisions of the Merger Agreement limiting our ability to pursue alternative transactions to the Merger and requiring us to pay a termination fee if we do so may discourage others from trying to acquire us.
The Merger Agreement prohibits the Company and its directors, officers, employees, advisors and other representatives, subject to specified exceptions, from initiating, soliciting or knowingly facilitating or encouraging any inquiry, proposal or offer from any third party regarding alternative acquisition proposals. This prohibition limits our ability to pursue offers from other possible acquirers that may constitute superior alternative transactions. If we receive an unsolicited proposal from a third party that is superior to the Merger with Ply Gem and the Merger Agreement is terminated, we would be required to pay Ply Gem a termination fee of $45.0 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company’s Common Stock or assets from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher market value than the market value proposed to be realized in the Merger. Similarly, these provisions might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

In connection with the Merger, we and/or the surviving corporation may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our or the surviving corporation’s business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Although Ply Gem and the Company have conducted extensive due diligence on each other in connection with the Merger, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the Merger, purchase accounting, and the proposed operation of the surviving corporation going forward, we and/or the surviving corporation may be required to take write-offs or write-downs, restructuring and impairment or other charges. As a result, we and/or the surviving corporation may be forced to write-down or write-off assets, restructure its operations, or incur impairment or other charges that could negatively affect our or the surviving corporation’s business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the third quarter of fiscal 2018:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
April 30, 2018 to May 27, 2018	—	$—	—	$55,573
May 28, 2018 to June 24, 2018	1,206	$16.75	—	55,573
June 25, 2018 to July 29, 2018	20,734	$21.00	—	55,573
Total	21,940	$20.77	—

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

(2)
On October 10, 2017, the Company announced that its Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On March 7, 2018, the Company announced that its Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of July 29, 2018, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated July 17, 2018, by and among Ply Gem Parent, LLC, NCI Building Systems, Inc. and solely for the purposes of Section 6.1(e), 6.5(a)(i), 6.5(a)(ii), 6.5(a)(iv), 6.5(b) and 6.5(c), Clayton, Dubilier and Rice, LLC. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated July 19, 2018 and incorporated by reference herein)

3.1	Bylaws Amendment, dated July 17, 2018 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated July 19, 2018 and incorporated by reference herein)
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.

Date: August 29, 2018	By:	/s/ Bradley S. Little
Bradley S. Little
Vice President, Finance and Chief Accounting Officer,
Interim Chief Financial Officer and Treasurer