Form 10-K
period 2018-10-28
NCI BUILDING SYSTEMS INC
filed 2018-12-19
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 1-14315
__________________________
NCI BUILDING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5020 Weston Parkway, Suite 400, Cary, NC	27513
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (888) 975-9436
__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on April 27, 2018 was $750,262,999, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on December 12, 2018 was 125,347,957.
__________________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of October 28, 2018.

i

FORWARD LOOKING STATEMENTS
This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;

•	changes in laws or regulations;

•	the effects of certain external domestic or international factors that we may not be able to control, including war, civil conflict, terrorism, natural disasters and public health issues;

•	our ability to obtain financing on acceptable terms;

•	recognition of goodwill or asset impairment charges;

•	commodity price volatility and/or limited availability of raw materials, including steel, PVC resin and aluminum;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of our intellectual property rights;

•	costs and liabilities related to compliance with environmental laws and environmental clean-ups;

•	competitive activity and pricing pressure in our industry;

•	volatility of the Company’s stock price;

•	our ability to make strategic acquisitions accretive to earnings;

•	our ability to carry out our restructuring plans and to fully realize the expected cost savings;

•	volatility in energy prices;

•	the adoption of climate change legislation;

•	breaches of our information system security measures;

•	damage to our major information management systems;

•	necessary maintenance or replacements to our enterprise resource planning technologies;

•	potential personal injury, property damage or product liability claims or other types of litigation;

•	compliance with certain laws related to our international business operations;

•	the effect of tariffs on steel imports;

•	the cost and difficulty associated with integrating and combining the businesses of NCI and Ply Gem;

•	potential write-downs or write-offs, restructuring and impairment or other charges required in connection with the Merger;

•	substantial governance and other rights held by the Investors (as defined below);

•	the effect on our common stock price caused by transactions engaged in by the Investors, our directors or executives;

•	our substantial indebtedness and our ability to incur substantially more indebtedness;

•	limitations that our debt agreements place on our ability to engage in certain business and financial transactions;

•	the effect of increased interest rates on our ability to service our debt; and

•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.
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

PART I

Item 1. Business.
General
NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “NCI,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the approximate $295 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to Dodge Data & Analytics (“Dodge”), represented approximately 87% of the total nonresidential construction industry during our fiscal year 2018. Our broad range of products are used primarily in new construction and in repair and retrofit activities, mostly in North America.
We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry, with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a current network of approximately 3,200 affiliated builders across North America in our Engineered Building Systems segment, over 1,000 dealer partners for our insulated metal panel (“IMP”) products and approximately 5,500 architects. We also provide metal coil coating services for commercial and construction applications, servicing both internal and external customers.
As of October 28, 2018, we operated 36 manufacturing facilities located in the United States, Mexico and Canada, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint, along with our hub-and-spoke distribution system, allows us to efficiently supply a broad range of customers with high-quality customer service and reliable deliveries.
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
The engineered building systems, metal components, insulated metal panels and metal coil coating businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first half of each fiscal year compared to the second half of each fiscal year because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.
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
Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge, low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as approximately 7% in our fiscal 2018 as compared to our fiscal 2017. However, Dodge typically revises initial reported figures, and we expect this metric will be revised upwards over time. Leading indicators for low-rise, nonresidential construction activity indicate positive momentum into fiscal 2019.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14-month historical lag for each metric, indicates low single digit growth for new low-rise nonresidential construction starts in fiscal 2019.
On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. As part of the restructuring, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Fund VIII Investment Group”), purchased an aggregate of 250,000 shares of a newly created class of our convertible preferred stock, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), then representing approximately 68.4% of the voting power and Common Stock of the Company on an as-converted basis (the “Equity Investment”). On May 14, 2013, the CD&R Fund VIII Investment Group delivered a formal notice requesting the conversion of all of their Preferred Shares into shares of our Common Stock (the “Conversion”). In connection with the Conversion request, we issued the CD&R Fund VIII Investment Group 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Fund VIII Investment Group to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Fund VIII Investment Group no longer have rights to dividends or default dividends as specified in the Certificate of Designations for the Convertible Preferred Stock. The Conversion eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million.
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
On January 16, 2015, NCI Group, Inc., a wholly-owned subsidiary of the Company, and Steelbuilding.com, LLC, a wholly owned subsidiary of NCI Group, Inc., completed the acquisition of CENTRIA (the “CENTRIA Acquisition”), pursuant to the terms of the Interest Purchase Agreement, dated November 7, 2014 (“Interest Purchase Agreement”) with SMST Management Corp., a Pennsylvania corporation, Riverfront Capital Fund, a Pennsylvania limited partnership, and CENTRIA. NCI acquired all of the general partnership interests of CENTRIA in exchange for $255.8 million in cash, including cash acquired of $8.7 million. The purchase price was subject to a post-closing adjustment to net working capital as provided in the Interest Purchase Agreement, which we settled during the first quarter of fiscal 2016 for additional cash consideration of approximately $2.1 million payable to the seller, which approximated the amount we previously accrued. The purchase price was funded through the issuance of $250.0 million of new indebtedness.
On February 8, 2018, the Company entered into a Term Loan Credit Agreement (the “Pre-merger Term Loan Credit Agreement”) which provided for a term loan credit facility in an original aggregate principal amount of $415.0 million (the “Pre-merger Term Loan Credit Facility”). Proceeds from borrowings under the Pre-merger Term Loan Credit Facility were used, together with cash on hand, (i) to refinance the existing term loan credit agreement, (ii) to redeem and repay the existing 8.25% senior notes due 2023 and (iii) to pay any fees, premiums and expenses incurred in connection with the refinancing. The term loans under the Pre-merger Term Loan Credit Agreement would have matured on February 7, 2025 and, prior to such date, would have amortized in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum.
On February 8, 2018, the subsidiaries of the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, and the Company as a guarantor, entered into an ABL Credit Agreement (the “Pre-merger ABL Credit Agreement”). The Pre-merger ABL Credit Agreement provided for an asset-based revolving credit facility (the “Pre-merger ABL Credit Facility”) which allowed aggregate maximum borrowings by the ABL borrowers of up to $150 million, letters of credit of up to $30 million and up to $20 million for swingline borrowings. Borrowing availability is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and subject to certain other adjustments. Availability is reduced by issuance of letters of credit as well as any borrowings. All borrowings under the Pre-merger ABL Credit Facility would have matured on February 8, 2023.
At a Special Meeting of the shareholders of NCI held on November 15, 2018 (the “Special Shareholder Meeting”), NCI’s shareholders approved (i) the Agreement and Plan of Merger (the “Merger Agreement”) among NCI, Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC, a Delaware limited liability company, pursuant to which, at the closing of the merger, Ply Gem was merged with and into the Company, with the Company continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”) and (ii) the issuance in the Merger of 58,709,067 shares of NCI common stock, par value $0.01 per share (the “NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”). NCI’s shareholders also approved the three additional proposals described in the Company’s proxy statement relating to the Special Shareholder Meeting. The Merger was consummated on November 16, 2018 pursuant to the Merger Agreement.
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) a stockholders agreement (the “New Stockholders Agreement”) between the Company and each of Clayton, Dubilier & Rice Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R Fund VIII”), CD&R Friends & Family Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R FF Fund VIII”, and together with CD&R Fund VIII, the “CD&R Fund VIII Investor Group”), CD&R Pisces Holdings, L.P., a Cayman Islands exempted limited partnership (“CD&R Pisces”, and together with CD&R Fund VIII and CD&R FF Fund VIII, individually, the “CD&R Investors,” and collectively, the “CD&R Investor Group”), Atrium Intermediate Holdings, LLC, a Delaware limited liability company (“Atrium”), GGC BP Holdings, LLC, a Delaware limited liability company (“GGC”), and AIC Finance Partnership, L.P., a Cayman Islands exempted limited partnership (“AIC”, and together with Atrium and GGC, each individually, a “Golden Gate Investor,” and collectively, the “Golden Gate Investor Group,” and together with the CD&R Investor Group, the “Investors”), pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) a registration rights agreement (the “New Registration Rights Agreement”) with the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger.
Pursuant to the terms of the New Stockholders Agreement, CD&R Fund VIII, CD&R FF Fund VIII and the Company terminated the Stockholders Agreement (the “Old Stockholders Agreement”), dated as of October 20, 2009, by and among the Company, CD&R Fund VIII and CD&R FF Fund VIII. Pursuant to the terms of the New Registration Rights Agreement, CD&R Fund VIII, CD&R FF Fund VIII and the Company terminated the Registration Rights Agreement (the “Old Registration Rights Agreement”), dated as of October 20, 2009, by and among the Company, CD&R Fund VIII and CD&R FF Fund VIII.
On November 16, 2018, in connection with the consummation of the Merger, the Company assumed (i) the obligations of the company formerly known as Ply Gem Midco, Inc. (“Ply Gem Midco”), a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement, (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement and (iii) the obligations of Ply Gem Midco as issuer under the Current Indenture (each as defined and further described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations).
For additional discussion of the Company’s debt following the Merger, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our principal offices are located at 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513, and our telephone number is (888) 975-9436.
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
Operating Segments
On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018 for the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources. During the first quarter of fiscal 2018, the Company began reporting results under four reportable segments, which are Engineered Building Systems, Metal Components, Insulated Metal Panels and Metal Coil Coating. Previously, operating results for the Insulated Metal Panel product line were included in the Metal Components segment. In addition, CENTRIA’s coil coating operations, which had been included in the Metal Components segment since the Company’s acquisition of CENTRIA in January 2015, are reported within the Metal Coil Coating segment for all periods presented herein. On August 6, 2018, NCI filed a Current Report on Form 8-K to update the segment disclosure reflecting the change in operating segments on a retrospective basis in its Annual Report for the year ended October 29, 2017.
Prior to the Merger our operating segments operated primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from using similar basic raw materials. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration.
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
Environmentally friendly.  Our buildings utilize between 30% and 60% recycled content and our roofing and siding utilize painted surfaces with high reflectance and emissivity, which help conserve energy and reduce operating costs.
Manufacturing.  As of October 28, 2018, we operated seven facilities for manufacturing and distributing engineered building systems throughout the United States and in Monterrey, Mexico.
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
We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to affiliated builder networks of approximately 3,200 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”), which is a direct-response, phone-based sales organization, and Steelbuilding.com, which allows customers to design, price and buy small metal buildings online. During fiscal 2018, our largest customer for Engineered Building Systems accounted for less than 1% of our total consolidated sales and external sales of our Engineered Building Systems segment accounted for 37.8% of total consolidated sales for the fiscal year.
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
Manufacturing.  As of October 28, 2018, we operated 14 facilities to manufacture metal components for the nonresidential construction industry, including three facilities for our door operations.
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
These licenses, for a fee, are provided with MBCI’s technical know-how relating to the marketing, sales, testing, engineering, estimating, manufacturing and installation of the licensed product. The licensees buy their own roll forming equipment to manufacture the roof panels and typically buy accessories for the licensed roof system from MBCI.
We estimate that metal roofing currently accounts for less than 10% of total roofing material volume. However, metal roofing accounts for a significant portion of the overall metal components market. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market.
We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI”, “American Building Components” (“ABC”), “Eco-ficient” and “Metal Depots.” In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self-storage industry and other metal buildings. Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self-storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through Metal Depots, which has eight retail stores throughout the United States and specifically targets end-use consumers and small general contractors.
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
Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual regional sales managers. Each local sales office is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2018, our largest customer for Metal Components accounted for less than 1% of our total consolidated sales and external sales of our Metal Components segment accounted for 30.6% of total consolidated sales for the fiscal year.
Insulated Metal Panels.
Products. Insulated metal panels are panels consisting of rigid foam encased between two sheets of coated metal in a variety of modules, lengths and reveal combinations which are used in architectural, commercial, industrial and cold storage market applications.
Manufacturing. As of October 28, 2018, we operated eight facilities (seven in the United States and one in Canada) to manufacture IMP products.
Sales, Marketing and Customers. We design, manufacture, sell and distribute insulated metal panels for use in various Architectural, Commercial, Industrial and Cold Storage end-market applications under the brand names "Metl-Span" and "CENTRIA".
One of our strategic objectives and a major part of our “green” initiative is to expand our IMP product lines, which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. Our IMP product line manufacturing facilities in the United States and Canada provide the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels.
Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers.
As with components products, our IMP product lines service each of our six market segments: commercial/industrial, architectural, standing seam roof systems, agricultural, residential and cold storage.
During fiscal 2018, the largest customer of our Insulated Metal Panels segment accounted for less than 2% of our total consolidated sales and external sales of our Insulated Metal Panels segment represented 21.2% of total consolidated sales for the fiscal year.
Metal Coil Coating.
Products.  Metal coil coating consists of cleaning, treating and painting various flat-rolled metals, in coil form, as well as slitting and/or embossing the metal, before the metal is fabricated for use by various industrial users. Light gauge and heavy gauge metal coils that are painted, either for decorative or corrosion protection purposes, are utilized in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted metal coils are utilized by manufacturers of other products, such as water heaters, lighting fixtures, ceiling grids, HVAC and appliances. We clean, treat and coat both heavy gauge (hot-rolled) and light gauge metal coils for our other operating segments and for third-party customers, who utilize them in a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures, ceiling grids, office furniture, appliances and other products. We provide toll coating services under which the customer provides the metal coil and we provide only the coil coating service. We also provide a painted metal package under which we sell both the metal coil and the coil coating service together.
We believe that pre-painted metal coils provide manufacturers with a higher quality, environmentally cleaner and more cost-effective solution to operating their own in-house painting operations. Pre-painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.
Manufacturing.  As of October 28, 2018, we operated seven metal coil coating facilities located in the United States. Two of our facilities coat hot-rolled, heavy gauge metal coils and five of our facilities coat light gauge metal coils.
Our coil coating processes have multiple stages. In the first stage, the metal surface is cleaned, and a chemical pretreatment is applied. The pretreatment is designed to promote adhesion of the paint system and enhance the corrosion resistance of the metal. After the pretreatment stage, a paint system is roll-applied to the metal surface, then baked at a high temperature to cure the coating and achieve a set of physical properties that not only make the metal more attractive, but also allows it to be formed into a manufactured product, all while maintaining the integrity of the paint system so that it can endure the final end use requirements. After the coating system has been cured, the metal substrate is rewound into a finished metal coil and packaged for shipment. Slitting and embossing processes can also be performed on the finished coil in accordance with customer specifications, prior to shipment.
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
We sell our products and processes principally to original equipment manufacturer customers who utilize pre-painted metal, including other manufacturers of engineered building systems and metal components. Our customer base also includes steel mills, metal service centers and painted coil distributors who in-turn supply various manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters, appliances and other manufactured products. During fiscal 2018, the largest customer of our Metal Coil Coating segment accounted for approximately 1% of our total consolidated sales and external sales of our Metal Coil Coating segment represented 10.4% of total consolidated sales for the fiscal year.
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

•	Metal Components Segment. We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base by providing industry leading customer service.

•	Insulated Metal Panels Segment. We intend to drive growth in sales of high-margin IMP product lines through all legacy commercial channels.

•
Metal Coil Coating Segment.  Through diversification of our external customer base and national footprint, we plan to grow non-construction sales as a supply chain partner to national manufacturers. We will continue to leverage efficiency improvements to be one of the lowest cost producers.

The combination of NCI and Ply Gem, headquartered in Cary, NC, establishes a leading exterior building products manufacturer with a broad range of products to residential and commercial customers for both new construction and repair & remodel. With a portfolio of key products which includes windows, doors, siding, metal wall and roof systems, engineered commercial buildings, insulated metal panels, stone and other adjacent products, the Company has more than 20,000 employees across 80 manufacturing, distribution and office locations throughout North America.
Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect ESG&A costs. During the fiscal year ended October 28, 2018, we incurred restructuring charges of $1.5 million, including $1.3 million, $1.3 million and $0.1 million in the Engineered Building Systems, Insulated Metal Panels and Corporate segments, respectively, partially offset by a net gain of $1.2 million on sales of facilities in our Metal Components segment. Restructuring charges are recorded for these plans as they become estimable and probable. See Note 5 — Restructuring in the notes to the consolidated financial statements for additional information.
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

Our raw materials on hand increased to $205.9 million at October 28, 2018 from $150.9 million at October 29, 2017 due to rising input costs and to support higher levels of business activity in fiscal 2018.
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
Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. For additional information about the risks of our raw material supply and pricing, see “Item 1A. Risk Factors” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.”
Backlog
At October 28, 2018 and October 29, 2017, the total backlog of orders, consisting of Engineered Building Systems’ and IMP orders, for our products we believe to be firm was $557.0 million and $545.6 million, respectively. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We anticipate that less than 16% of this backlog will extend beyond one year.
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
As of October 28, 2018, we operated 36 manufacturing facilities located in the United States, Mexico and Canada, with additional sales and distribution offices throughout the United States and Canada. These facilities are used primarily for the manufacturing of metal components and engineered building systems for the building industry. We believe this broad geographic distribution gives us an advantage over our metal components and engineered building systems competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.
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

Consolidation
Over the last several years, there has been a consolidation of competitors within the industries of the Engineered Building Systems, Metal Components, Insulated Metal Panels and Metal Coil Coating segments, which include many small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase anticipated long-term manufacturing capacity, achieve greater process integration, add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. For more information, see “Acquisitions” below.
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
Acquisitions
We have a history of making acquisitions within our industry, including the Metl-Span Acquisition, the CENTRIA Acquisition and the Merger, and we regularly evaluate growth opportunities both through acquisitions and internal investment. We believe that there remain opportunities for growth through consolidation in the metal buildings and components segments, and our goal is to continue to grow organically and through opportunistic strategic acquisitions.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, make acquisitions and engage in mergers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt.”
Environmental Matters
The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state, local and tribal levels. These laws and regulations can impact or restrict our business activities in many ways, such as:

•
requiring investigative or remedial action to mitigate or contain certain environmental conditions that may have been historically or otherwise caused by our operations or practices, or by former owners or operators at properties we have acquired; or

•	restricting the operations of facilities found to be out of compliance with environmental laws and regulations, permits or other legal authorizations issued pursuant to such laws or regulations.
The trend in environmental regulation is to place more restrictions and requirements on activities that potentially impact human health and welfare or the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or corrective actions, and actual future expenditures may differ from what we presently anticipate. However, we strategically anticipate future regulatory requirements that might be imposed and plan accordingly to meet and maintain compliance. We do so with the goal of minimizing the associated costs of compliance without affecting our ability to comply.
Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil or criminal enforcement actions, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, or the issuance of orders limiting current or future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or industrial wastes have been mismanaged or otherwise released. Moreover, neighboring landowners or other third parties may file claims for personal injury and property damage allegedly caused by the release of substances or contaminants into the environment.
We do not believe that compliance with federal, state, local or tribal environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental compliance activities we are presently engaged in are not expected to materially interrupt or diminish our operational ability to manufacture our products. We cannot assure, however, that future events, such as changes in existing laws or regulations, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions related to our operations will not cause us to incur significant costs.
The following are representative environmental and safety requirements relating to our business:
Air Emissions.  Our operations are subject to the federal Clean Air Act Amendments of 1990, or CAAA, and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from industrial stationary sources (such as our manufacturing facilities) and impose various permitting, air pollution control, emissions monitoring, recordkeeping and reporting requirements. Such laws and regulations may require us to obtain pre-approval for constructing or modifying our facilities in ways that have the potential to produce new or increased air emissions; obtain and comply with operating permits that limit air emissions or restrict certain operating parameters; or employ best available control technologies to reduce or minimize emissions from our facilities.
Our failure to comply with these requirements could subject us to monetary penalties, injunctions, restrictions on operations, or potential administrative, civil or criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in conjunction with obtaining and complying with pre-construction authorizations or operating permits. We do not believe that our operations will be materially adversely affected by such requirements.
Greenhouse Gases.  More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers, which could cause us to incur additional operating costs or reduced demand for our products.
On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases, according to the EPA, contribute to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations and permit programs that would restrict emissions of GHGs under existing provisions of the federal CAAA.
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
Although it is not possible to accurately predict how new GHG rules and policies would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions. Such restrictions could potentially make our products more expensive and reduce their demand.
Hazardous and Solid Industrial Waste.  Our operations generate industrial solid wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws. RCRA imposes requirements for the handling, storage, treatment and disposal of hazardous waste. Industrial wastes we generate, such as paint waste, spent solvents and used chemicals, may be regulated as hazardous waste, although RCRA has provisions to exempt some of our wastes from classification as hazardous waste. However, our non-hazardous or exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA. We do not believe that our operations will be materially adversely affected by such requirements.
Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. During our normal operations, we use materials and generate industrial solid wastes that fall within the definition of a “hazardous substance.”

CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health and welfare or the environment and seek to recover from the responsible parties the costs incurred for remedial cleanup activities or other corrective actions. Under CERCLA, we could be subject to joint and several liability for the full or partial costs of cleaning up and restoring sites where hazardous substances historically generated by us have been released; damages to natural resources; and the costs of risk assessment studies and contamination containment measures.
We currently own or lease, and historically owned or leased, numerous properties that for many decades have been used for industrial manufacturing operations. Hazardous substances or industrial wastes may have been mismanaged, disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been transported for disposal. In addition, some of these properties have been operated by third parties or previous owners whose management, disposal or release of hazardous substances or wastes were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws.
Under such laws, we could be required to remove hazardous substances or previously disposed of industrial wastes (including wastes disposed by prior owners or operators); to investigate or remediate contaminated property (including contaminated soil and groundwater, whether from prior owners or operators or other historic activities or releases); or perform remedial closure activities to limit or prevent future contamination. Moreover, neighboring landowners and other affected parties may file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.
Wastewater Discharges.  Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, or CWA, and analogous state laws and regulations. These laws and regulations impose requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws and regulations may require that we obtain and comply with categorical industrial wastewater standards and pretreatment or discharge permits containing limits on various water pollutant discharge parameters.
Our failure to comply with CWA requirements could subject us to monetary penalties, injunctions, restrictions on operations, and potential, administrative, civil or criminal enforcement actions. We may be required to incur certain capital expenditures in the future for wastewater discharge or stormwater runoff treatment technology relating to maintaining compliance with wastewater permits and water quality standards. Any unauthorized release of pollutants to waters of the United States from our facilities could result in administrative, civil or criminal penalties as well as associated corrective action obligations. We do not believe that our operations will be materially adversely affected by these requirements.
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
Research and Development Costs
Total expenditures for research and development were $3.5 million, $4.3 million and $3.7 million for fiscal years 2018, 2017 and 2016, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, insulated panels, clips, purlins and fasteners.
Employees
As of October 28, 2018, we have approximately 5,300 employees, of whom approximately 4,100 are manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 13% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union. As of the date of the consummation of the Merger, Ply Gem employed approximately 15,600 employees across 39 facilities in North America.

Item 1A. Risk Factors.
Risks related to our business
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
Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge, low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as approximately 7% in our fiscal 2018 as compared to our fiscal 2017. However, Dodge typically revises initial reported figures, and we expect this metric may be revised upwards over time. Leading indicators for low-rise, nonresidential construction activity indicate positive momentum into 2019.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the AIA Architecture Mixed Use Index, Dodge Residential single family starts and the LEI. Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14-month historical lag for each metric, indicates low single digit growth for new low-rise nonresidential construction starts in 2019, with the majority of that growth occurring in the second half of our fiscal year.
However, continued uncertainty about current economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, conditions in the nonresidential real estate markets, labor and healthcare costs, access to credit, tariffs, and other macroeconomic factors. From time to time, our industry has also been adversely affected in various parts of the country by declines in nonresidential construction starts, including but not limited to, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by continued weakness in demand for our products within particular customer groups, or a continued decline in the general construction industry or particular geographic regions. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.
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
Changes in legislation, regulation and government policy may have a material effect on the Company’s business in the future.
While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact the Company’s business. For example, the Company’s business activity levels are heavily influenced by the U.S. domestic economy and changes in administration policies may result in changes in tax rates and/or prevailing interest rates, which could either stimulate or contract activity levels in the domestic economy. More specifically, the Company has had a production facility in Mexico for approximately 20 years and purchases a material amount of manufactured products from this subsidiary. For example, in fiscal 2018, the Company imported approximately $75 million of metal building products from the Company’s Mexican subsidiary. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, certain modifications to international trade policy.  Any such changes, if unmitigated by changes in our supply chain, may make it more difficult and/or more expensive for us and, thus, could have a material adverse effect on the Company’s results of operations and limit our growth.
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
Although we believe that our current cash position and the additional committed funding available under the Current ABL Credit Facility and the Current Cash Flow Revolver is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.
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
We completed our initial public offering in fiscal 1992. As a public company, we are subject to the reporting and corporate governance requirements, New York Stock Exchange (“NYSE”) listing standards and the Sarbanes-Oxley Act of 2002 that apply to issuers of listed equity, which imposes certain compliance costs and obligations upon us. Being a public company entails higher auditing, accounting and legal fees and expenses, investor relations expenses, directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses, than for a non-public company.
In addition, changes in regulatory requirements, such as the reporting requirements relating to conflict minerals originating in the Democratic Republic of Congo or adjoining countries included in the Dodd-Frank Act, or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results.
We may recognize goodwill or other intangible asset impairment charges.
Future triggering events, such as declines in our cash flow projections, may cause impairments of our goodwill or intangible assets based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables.
For example, we completed our annual impairment assessment of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2017 and recorded a $6.0 million impairment charge related to the goodwill associated with a reporting unit within the Metal Coil Coating segment.

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
We may also be subject to future claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. If there is a claim against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected.
We incur costs to comply with environmental laws and have liabilities for environmental investigations, cleanups and claims.
During the normal operation of our manufacturing facilities, we emit and discharge pollutants into the environment, handle and use hazardous substances, and generate and dispose of industrial wastes. We also own and operate, or have in the past owned and operated, real and leased property that has been historically used for industrial purposes. We incur costs and liabilities to comply with environmental laws and regulations that apply to our operations and properties. We may incur significant additional costs as those laws and regulations, or their enforcement, change in the future; or if we discover a release of hazardous substances, industrial wastes or other contamination into the environment, historical or otherwise, caused by our manufacturing operations or historical predecessors.
Our manufacturing facilities are subject to stringent and complex federal, state, local and tribal environmental laws and regulations. These include (i) the federal Clean Air Act and comparable state laws and regulations that impose requirements related to air emissions; (ii) the federal Clean Water Act and comparable state laws and regulations that impose requirements related to wastewater and stormwater discharges; (iii) the federal Resource Conservation and Recovery Act and comparable state laws that impose requirements for the storage, treatment, handling and disposal of industrial wastes from our facilities; and (iv) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws that impose liability for the investigation and cleanup of hazardous substances or industrial wastes that may have been released at properties currently or previously owned or operated by us, or at locations where we have sent industrial waste for disposal.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties; the imposition of investigative or remedial requirements; personal injury, property or natural resource damages claims; and the issuance of orders limiting current or future operations. For more information about the effect of environmental laws and regulations on our business, see “Item 1. Business - Environmental Matters.”
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
The trading price of our Common Stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	deviations in our earnings from publicly disclosed forward-looking guidance;

•	variability in our revenues;

•	changes in earnings estimates by analysts;

•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	general conditions in the metal components and engineered building systems industries;

•	uncertainty about current global economic conditions;

•	sales of our Common Stock by our significant stockholders;

•	fluctuations in stock market price and volume; and

•	other general economic conditions.
During fiscal 2018, our stock price on the NYSE ranged from a high of $23.35 per share to a low of $12.30 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our Common Stock in the future.
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
More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers, which could cause us to incur additional operating costs or reduced demand for our products.
On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases, according to the EPA, contribute to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations and permit programs that would restrict emissions of GHGs under existing provisions of the federal CAA.

Although it is not possible to accurately predict how new GHG rules and policy would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions. Such restrictions could potentially make our products more expensive and reduce their demand.
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
We have contracted with third-party service providers that provide us with redundant data center services in the event that our major information management systems are damaged. The backup data centers and other protective measures we take could prove to be inadequate. Our inability to restore data completely and accurately could lead to inaccurate and/or untimely filings of our periodic reports with the SEC, tax filings with the Internal Revenue Service (“IRS”) or other required filings, all of which could have a significant negative impact on our corporate reputation and could negatively impact our stock price or result in fines or penalties that could impact our financial results.
Our enterprise resource planning technologies will require maintenance or replacement in order to allow us to continue to operate and manage critical aspects of our business.
We rely heavily on enterprise resource planning technologies (“ERP Systems”) from third parties in order to operate and manage critical internal functions of our business, including accounting, order management, procurement, and transactional entry and approval. Certain of our ERP Systems are no longer supported by their vendor, are reaching the end of their useful life or are in need of significant updates to adequately perform the functions we require. We have limited access to support for older software versions and may be unable to repair the hardware required to run certain ERP Systems on a timely basis due to the unavailability of replacement parts. In addition, we face operational vulnerabilities due to limited access to software patches and software updates on any software that is no longer supported by their vendor. We are planning hardware and software upgrades to our ERP Systems and are in discussions with third-party vendors regarding system updates.
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
In addition to the United States, we operate our business in Canada and Mexico and make sales in certain other jurisdictions. The policies of our business mandate compliance with certain U.S. and international laws, such as import/export laws and regulations, anti-boycott laws, economic sanctions, laws and regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot provide assurance that our internal controls and procedures will always prevent reckless or criminal acts by our employees or agents, or that the operations of acquired businesses will have been conducted in accordance with our policies and applicable regulations. If we are found to be liable for violations of these laws (either due to our own acts, out of inadvertence or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, including limitations on our ability to conduct our business, which could have a material and adverse effect on our results of operations, financial condition and cash flows.
Recently enacted tariffs on steel imports could result in increased steel prices and adversely affect our results of operations.
In 2018, the Trump administration implemented new tariffs on imports of steel into the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future. The new tariffs may provide domestic steel producers the flexibility to increase their prices, at least to a level where their products would still be priced below foreign competitors once the tariffs are taken into account. The new tariffs could result in both increased steel prices and a decreased available supply of steel. We may not be able to pass such price increases on to our customers and may not be able to secure adequate alternative sources of steel on a timely basis. Either of these occurrences could adversely affect our results of operations and financial condition.
Risks related to the Ply Gem business
On November 16, 2018, the date we consummated the Merger, the businesses and operations of Ply Gem became part of our operations and will be reflected in our consolidated financial results from that day forward. The businesses of Ply Gem and NCI are subject to substantially similar risks and uncertainties and, as a result, Ply Gem’s businesses are and will be subject to many of the risks described above. For additional information about risks related to Ply Gem’s business, see “Other Risk Factors of Ply Gem” set forth in the Company’s Proxy Statement relating to the Special Shareholder Meeting, filed with the SEC on October 17, 2018.
Risks related to the Merger
Combining the businesses of NCI and Ply Gem may be more difficult, costly and time-consuming than expected, which may adversely affect the Company’s results and negatively affect the value of NCI common stock.
The Company’s Management is in the process of integrating NCI’s and Ply Gem’s respective businesses. The combination of two independent businesses is a complex, costly and time-consuming process and the Company’s management may face significant challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:

•
latent impacts resulting from the diversion of NCI’s and Ply Gem’s respective management teams’ attention from ongoing business concerns as a result of the devotion of management’s attention to the Merger and performance shortfalls at one or both of the companies;

•	ongoing diversion of the attention of management from the operation of the Company’s business as a result of the intended business separations;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	unanticipated issues in integrating accounting, information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	difficulties in managing a larger surviving corporation, addressing differences in business culture and retaining key personnel;

•	unanticipated changes in applicable laws and regulations;

•	coordinating geographically separate organizations; and

•	unforeseen expenses or delays associated with the Merger.
Some of these factors will be outside of the control of the Company, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue that could materially impact the business, financial conditions and results of operations of the combined business. The integration process and other disruptions resulting from the Merger may also adversely affect the Company’s relationships with employees, suppliers, customers, distributors, licensors and others with whom NCI and Ply Gem have business or other dealings, and difficulties in integrating the businesses of NCI and Ply Gem could harm the reputation of the Company.
If the Company is not able to successfully combine the businesses of NCI and Ply Gem in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of NCI Common Stock, the revenues, levels of expenses and results of operations may be affected adversely. If the Company is not able to adequately address integration challenges, the Company may be unable to successfully integrate NCI’s and Ply Gem’s operations or realize the anticipated benefits of the Merger.
In connection with the Merger, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Although Ply Gem and the Company have conducted extensive due diligence on each other in connection with the Merger, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the Merger, purchase accounting, and the proposed operation of the Company, as the surviving corporation going forward, we may be required to take write-offs or write-downs, restructuring and impairment or other charges. As a result, we may be forced to write-down or write-off assets, restructure its operations, or incur impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Pursuant to the Merger Agreement, we entered into a stockholders agreement with each of the Investors pursuant to which the CD&R Investors will have substantial governance and other rights setting forth certain terms and conditions regarding the ownership of the CD&R Investors’ shares of NCI Common Stock.
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into the New Stockholders Agreement with each of the Investors.
Pursuant to the New Stockholders Agreement, among other matters, the CD&R Investor Group is entitled to nominate for election, fill vacancies and appoint five out of twelve initial members of NCI’s board of directors and, thereafter, so long as the CD&R Investor Group beneficially owns at least 7.5% of the outstanding shares of NCI Common Stock, to nominate for election, fill vacancies and appoint replacements for a number of Board members in proportion to the CD&R Investor Group’s percentage beneficial ownership of outstanding NCI Common Stock, but never to exceed one less than the number of independent, non-CD&R-affiliated directors serving on the Board. The New Stockholders Agreement contains voting agreements between the Company and each of the Investors, including the requirement that each Investor shall vote all of the shares of Common Stock that it beneficially owns (a) in favor of all director nominees, other than CD&R Investor Nominees or director nominees proposed by a Golden Gate Investor, nominated by the Board for election by the stockholders of the Company in accordance with the terms of the New Stockholders Agreement and the Sixth Amended and Restated By-laws of the Company, (b) as recommended by the Board, on any and all (i) proposals relating to or concerning compensation or equity incentives for directors, officers or employees of the Company adopted in the ordinary course of business consistent with past practice, (ii) proposals by stockholders of the Company, other than a proposal by a CD&R Investor or a Golden Gate Investor, and (iii) proposals the subject matter of which is a CD&R Investor Consent Action (as defined in the New Stockholders Agreement), provided that, in respect of clauses (i) and (iii) only, that the Board’s recommendation is consistent with the CD&R Investor Group’s exercise of its consent rights provided in the New Stockholders Agreement, and (c) not in favor of any transaction constituting, or that would result in, a Change of Control (as defined in the New Stockholders Agreement) that has not been approved by a majority of the Independent Non-CD&R Investor Directors (as defined in the New Stockholders Agreement), if the per share consideration to be received by any CD&R Investor or Golden Gate Investor in connection with such transaction is not equal to, and in the same form as, the per-share consideration to be received by the shareholders not affiliated with the Investors.
The CD&R Investor Group collectively owns approximately 49.6% of the outstanding NCI common stock as of November 16, 2018. As a significant stockholder, the CD&R Investors could significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to NCI’s certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence over NCI may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other stockholders.

Transactions engaged in by the CD&R Investors, the Golden Gate Investors or our directors or executives involving our Common Stock may have an adverse effect on the price of our stock.
Pursuant to the terms of the New Registration Rights Agreement, the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger.
On April 8, 2016, the SEC declared effective our shelf registration statement on Form S-3 which registered the resale of the shares of our Common Stock held by the CD&R Fund VIII Investor Group. Pursuant to the New Registration Rights Agreement, the Company is required to use its reasonable best efforts to file a registration statement on Form S-3 or any comparable or successor form or forms or any similar short-form registration statement prior to February 14, 2019 with respect to the Golden Gate Investors. At any time after May 16, 2020, CD&R Pisces may request in writing that the Company effect the registration under and in accordance with the provisions of the Securities Act of 1933, all or any part of the shares of NCI Common Stock that CD&R Pisces beneficially owns.
Upon the consummation of the Merger, as of November 16, 2018, the CD&R Fund VIII Investor Group, CD&R Pisces and the Golden Gate Investor Group each owned approximately 18.3%, 31.3% and 13.4%, respectively, of the issued and outstanding NCI Common Stock.
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
From time to time our directors, executive officers, or any of the Investors may sell shares of our Common Stock on the open market or otherwise, for a variety of reasons, which may be related or unrelated to the performance of our business. These sales will be publicly disclosed in filings made with the SEC. Our stockholders may perceive these sales as a reflection on management’s view of the business which may result in a drop in the price of our stock or cause some stockholders to sell their shares of our Common Stock.
Risks related to our indebtedness
We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and make payments on our indebtedness.
We have substantial indebtedness. As of October 28, 2018, we had total indebtedness of approximately $412.9 million. Following the consummation of the Merger, on November 16, 2018 we had total indebtedness of approximately $3.2 billion.
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
The Current Indenture, the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement contain restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.
Current Indenture
The Current Indenture (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends, redeem stock or make other distributions in respect of capital stock;

•	repurchase, prepay or redeem subordinated indebtedness;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.
Current Cash Flow Credit Agreement and Current ABL Credit Agreement
The Current Cash Flow Credit Agreement and the Current ABL Credit Agreement (each as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends, redeem stock or make other distributions in respect of capital stock;

•	repurchase, prepay or redeem the 8.00% Senior Notes (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and subordinated indebtedness;

•	make investments;

•	incur additional liens;

•	transfer or sell assets;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•	make negative pledges;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.
In addition, the Current Cash Flow Revolver (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) will under certain circumstances require us to maintain a maximum total secured leverage ratio, and the Current ABL Facility (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and

Results of Operations) will under certain circumstances require us to maintain a minimum consolidated fixed charge coverage ratio. The Current ABL Credit Agreement will also contain other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under the Current Cash Flow Revolver and the Current ABL Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.
We are required to make mandatory pre-payments under the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement.
In addition, under certain circumstances and subject to the limitations set forth in the Current Cash Flow Credit Agreement, the Current Term Loan Facility (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations) may require us to make prepayments of the term loans to the extent we generate excess positive cash flow each fiscal year, beginning with the fiscal year ending December 31, 2019.
Any future financing arrangements entered into by us may also contain similar covenants and restrictions. As a result of these covenants and restrictions, we may be limited in our ability to plan for or react to market conditions or to meet extraordinary capital needs or otherwise could restrict our activities. These covenants and restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.
Our failure to comply with obligations under the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement or the Current Indenture, as well as others contained in any future debt instruments from time to time, may result in an event of default under the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement or the Current Indenture, as applicable. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, results of operations, financial condition and cash flows could be adversely affected.
Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks to our financial condition created by our substantial indebtedness.
The terms of the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement and the Current Indenture provide us and our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured. As of October 28, 2018, we had total indebtedness of approximately $412.9 million. Following the consummation of the Merger, on November 16, 2018 we had total indebtedness of approximately $3.2 billion. In particular, if we or our subsidiaries are in compliance with certain incurrence ratios set forth in the Current Cash Flow Credit Agreement, the Current ABL Credit Facility and the Current Indenture, we may be able to incur substantial additional indebtedness. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of October 28, 2018, we were able to borrow up to approximately $141.0 million under the Pre-merger ABL Credit Facility. All of these borrowings under the Pre-merger ABL Credit Facility would be secured. At November 16, 2018, following the consummation of the Merger, there were no amounts drawn on the Current Cash Flow Revolver or the Current ABL Credit Facility.
An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability, decrease our liquidity and impact our solvency.
To the extent LIBOR exceeds 0.00%, our indebtedness under the Current Cash Flow Facilities (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the Current ABL facility will bear interest at variable rates, and our future indebtedness may bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of November 16, 2018, assuming all Current ABL Facility revolving loans were fully drawn, each one percent change in interest rates would result in approximately a $31.7 million million change in annual interest expense on the Current Term Loan Facility and the Current ABL Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

Item 1B. Unresolved Staff Comments.
There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.
Item 2. Properties.
As of October 28, 2018, we conducted manufacturing operations at the following facilities:

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,000	Leased
Tolleson, Arizona	Metal components(1)	70,551	Owned
Sheridan, Arkansas	Insulated metal panels	215,000	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	98,137	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	118,446	Owned
Douglasville, Georgia	Doors and related metal components	87,811	Owned
Marietta, Georgia	Metal coil coating	205,000	Leased/Owned
Mattoon, Illinois	Insulated metal panels	124,800	Owned
Shelbyville, Indiana	Metal components(1)	70,200	Owned
Shelbyville, Indiana	Insulated metal panels	108,300	Leased
Monticello, Iowa	Engineered building systems(4)	231,966	Owned
Mount Pleasant, Iowa	Engineered building systems(4)	218,500	Owned
Frankfort, Kentucky	Insulated metal panels	270,000	Owned
Hernando, Mississippi	Metal components(1)	129,682	Owned
Omaha, Nebraska	Metal components(5)	56,716	Owned
Las Vegas, Nevada	Insulated metal panels	126,400	Leased
Rome, New York	Metal components(5)	53,700	Owned
Cambridge, Ohio	Metal coil coating	200,000	Owned
Middletown, Ohio	Metal coil coating	170,000	Owned
Oklahoma City, Oklahoma	Metal components(5)	59,400	Leased
Ambridge, Pennsylvania	Metal coil coating	32,000	Leased
Elizabethton, Tennessee	Engineered building systems(4)	228,113	Owned
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Houston, Texas	Metal components(3)	264,641	Owned
Houston, Texas	Metal coil coating	40,000	Owned
Houston, Texas	Engineered building systems(4)(7)	615,064	Owned
Houston, Texas	Doors and related metal components	42,572	Owned
Lewisville, Texas	Insulated metal panels	91,800	Owned
Lubbock, Texas	Metal components(1)	95,376	Owned
Salt Lake City, Utah	Metal components(3)	84,800	Owned
Prince George, Virginia	Insulated metal panels	101,400	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,196	Owned
Hamilton, Ontario, Canada	Insulated metal panels	100,000	Leased

(1)	Secondary structures and metal roof and wall systems.

(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.

(3)	Full components product range.

(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.

(5)	Metal roof and wall systems.

(6)	Primary structures for engineered building systems.

(7)	Structural steel.
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
The Ply Gem business acquired in the Merger operates 36 manufacturing facilities across the United States and Canada. Ply Gem’s Canadian manufacturing facilities are supported by a network of 26 distribution facilities.
Item 3. Legal Proceedings.
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action Complaint in the Delaware Court of Chancery against Clayton Dubilier & Rice, LLC (“CD&R”), Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), and certain directors of NCI. Voigt purports to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of NCI, and derivatively on behalf of NCI, the nominal defendant. The complaint asserts claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against the director defendants in connection with the Merger. Voigt seeks damages in an amount to be determined at trial. NCI intends to vigorously defend the litigation.
As a manufacturer of products primarily for use in nonresidential building construction, we are inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, we and/or our subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PRICE RANGE OF COMMON STOCK
Our Common Stock is listed on the NYSE under the symbol “NCS.” As of December 12, 2018, there were 55 holders of record and an estimated 7,866 beneficial owners of our Common Stock. The following table sets forth the quarterly high and low sale prices of our Common Stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our Common Stock and the terms of the agreements governing our indebtedness either limit or restrict our ability to do so.

Fiscal Year 2018 Quarter Ended	High	Low
January 28	$21.20	$15.45
April 29	$18.95	$15.60
July 29	$23.35	$15.15
October 28	$17.25	$12.30

Fiscal Year 2017 Quarter Ended	High	Low
January 29	$18.10	$13.80
April 30	$17.85	$15.40
July 30	$18.60	$16.25
October 29	$18.13	$13.05
ISSUER PURCHASES OF EQUITY SECURITIES
On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. During the fourth quarter of fiscal 2018, the Company did not have any stock repurchase activity. As of October 28, 2018, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

STOCK PERFORMANCE CHART
The following chart compares the yearly percentage change in the cumulative stockholder return on our Common Stock from November 1, 2013 to the end of the fiscal year ended October 28, 2018 with the cumulative total return on the (i) S&P SmallCap 600 Index and (ii) S&P Smallcap Building Products peer group. The comparison assumes $100 was invested on November 1, 2013 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.
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

Item 6. Selected Financial Data.
The selected financial data for each of the three fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data for the fiscal years ended November 1, 2015 and November 2, 2014 and certain consolidated balance sheet data as of October 30, 2016, November 1, 2015, and November 2, 2014 have been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2018		2017		2016		2015		2014
	(In thousands, except per share data)
Sales	$2,000,577		$1,770,278		$1,684,928		$1,563,693		$1,370,540
Net income	$63,106	(1)	$54,724	(2)	$51,027	(3)	$17,818	(4)	$11,185	(5)
Net income applicable to common shares	$62,694	(1)	$54,399	(2)	$50,638	(3)	$17,646	(4)	$11,085	(5)
Earnings per common share:
Basic	$0.95	(1)	$0.77	(2)	$0.70	(3)	$0.24	(4)	$0.15	(5)
Diluted	$0.94	(1)	$0.77	(2)	$0.70	(3)	$0.24	(4)	$0.15	(5)
Cash flow from operating activities	$82,463		$63,874		$68,479		$105,785		$34,104
Total assets	$1,110,375		$1,031,112		$1,025,396		$1,049,317		$739,025
Total debt	$407,226		$387,290		$396,051		$434,542		$233,709
Stockholders’ equity	$330,265		$305,247		$281,317		$271,976		$246,542
Diluted average common shares	66,362		70,778		72,857		73,923		74,709
Note: The Company calculated the after-tax amounts below by applying the applicable statutory tax rate for the respective period to each applicable item.

(1)
Includes loss on extinguishment of debt of $21.9 million ($15.9 million after tax), loss on disposition of business of $5.7 million ($4.1 million after tax), restructuring charges of $1.9 million ($1.4 million after tax), strategic development and acquisition related costs of $17.2 million ($12.4 million after tax), gain on insurance recovery of $4.7 million ($3.4 million after tax), and a charge of $4.6 million ($3.3 million after tax) related to the acceleration of retirement benefits of our former CEO.

(2)
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

(3)
Includes gain on sale of assets and asset recovery of $1.6 million ($1.0 million after tax), restructuring charges of $4.3 million ($2.6 million after tax), strategic development and acquisition related costs of $2.7 million ($1.6 million after tax), and gain from bargain purchase of $1.9 million (non-taxable).

(4)
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

(5)
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
On November 16, 2018, the board of directors of the Company approved a change to the Company’s fiscal year from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a fiscal year of the 12 month period of January 1 to December 31 of each calendar year, to commence with the fiscal year ending December 31, 2019. The Company will file a transition report on Form 10-Q on or before February 11, 2019 that will cover the transition period from October 29, 2018 to December 31, 2018.
We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit, operating income and whether or not each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.
Merger with Ply Gem
At the Special Shareholder Meeting on November 15, 2018, NCI’s shareholders approved (i) the Merger Agreement and (ii) the Stock Issuance. NCI’s shareholders also approved the three additional proposals described in the Company’s proxy statement relating to the Special Shareholder Meeting. The Merger was consummated on November 16, 2018 pursuant to the Merger Agreement.
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) the New Stockholders Agreement between the Company and each of the Investors, pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) the New Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger. Pursuant to the terms of the New Stockholders Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Stockholders Agreement and the Old Registration Rights Agreement.
On November 16, 2018, in connection with the consummation of the Merger, the Company assumed (i) the obligations of Ply Gem Midco, a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement, (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement and (iii) the obligations of Ply Gem Midco as issuer under the Current Indenture.
On April 12, 2018, Ply Gem Midco entered into a Cash Flow Credit Agreement (the “Current Cash Flow Credit Agreement”), by and among Ply Gem Midco, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), and the several banks and other financial institutions from time to time party thereto. As of November 16, 2018, immediately prior to the Merger, the Current Cash Flow Credit Agreement provided for (i) a term loan facility (the “Current Term Loan Facility”) in an original aggregate principal amount of $1,755.0 million and (ii) a cash flow-based revolving credit facility (the “Current Cash Flow Revolver” and together with the Current Term Loan Facility, the “Current Cash Flow Facilities”) of up to $115.0 million. On November 16, 2018, Ply Gem Midco entered into a Lender Joinder Agreement, by and among Ply Gem Midco, the additional commitment lender party thereto and the Cash Flow Agent, which amended the Current Cash Flow Credit Agreement in order to, among other things, increase the aggregate principal amount of the Current Term Loan Facility by $805.0 million (the “Incremental Term Loans”). Proceeds of the Incremental Term Loans were used to, among other things, (a) finance the Merger and to pay certain fees, premiums and expenses incurred in connection therewith, (b) repay in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement (each as defined below) and (c) repay $325.0 million of borrowings outstanding under the Current ABL Facility (as defined below). On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current Cash Flow Facilities, and NCI became the Borrower (as defined in the Current Cash Flow Credit Agreement)

under the Current Cash Flow Facilities. The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Current Term Loan Facility on April 12, 2025. There are no amortization payments under the Current Cash Flow Revolver, and all borrowings under the Current Cash Flow Revolver mature on April 12, 2023. At November 16, 2018, following consummation of the Merger, there was $2,555.6 million outstanding under the Current Term Loan Facility and there were no amounts drawn on the Current Cash Flow Revolver.
On April 12, 2018, Ply Gem Midco and certain subsidiaries of Ply Gem Midco entered into an ABL Credit Agreement (the “Current ABL Credit Agreement”), by and among Ply Gem Midco, the subsidiary borrowers from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent (the “ABL Agent”), and the several banks and other financial institutions from time to time party thereto, which provided for an asset-based revolving credit facility (the “Current ABL Facility”) of up to $360.0 million, consisting of (i) $285.0 million available to U.S. borrowers (subject to U.S. borrowing base availability) (the “ABL U.S. Facility”) and (ii) $75.0 million available to both U.S. borrowers and Canadian borrowers (subject to U.S. borrowing base and Canadian borrowing base availability) (the “ABL Canadian Facility”). On October 15, 2018, Ply Gem Midco entered into Amendment No. 2 to the Current ABL Credit Agreement, by and among Ply Gem Midco, the incremental lender party thereto and the ABL Agent, which amended the Current ABL Credit Agreement in order to, among other things, increase the aggregate commitments under the Current ABL Facility by $36.0 million to $396.0 million overall, and with the (x) ABL U.S. Facility being increased from $285.0 million to $313.5 million and (y) the ABL Canadian Facility being increased from $75.0 million to $82.5 million. On November 16, 2018, Ply Gem Midco entered into Amendment No. 4 to the Current ABL Credit Agreement, by and among Ply Gem Midco, the incremental lenders party thereto and the ABL Agent, which amended the Current ABL Credit Agreement in order to, among other things, increase the aggregate commitments under the Current ABL Facility by $215.0 million (the “Incremental ABL Commitments”) to $611.0 million overall, and with the (x) ABL U.S. Facility being increased from $313.5 million to approximately $483.7 million and (y) the ABL Canadian Facility being increased from $82.5 million to approximately $127.3 million. On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current ABL Facility, and NCI became the Parent Borrower (as defined in the Current ABL Credit Agreement) under the Current ABL Facility. The Company and, at the Company’s option, certain of the Company’s subsidiaries are the borrowers under the Current ABL Facility. As of November 16, 2018, and following consummation of the Merger, (a) Ply Gem Industries, Inc., Atrium Windows and Doors, Inc., NCI Group, Inc. and Robertson-Ceco II Corporation were U.S. subsidiary borrowers under the Current ABL Facility, and (b) Gienow Canada Inc., Mitten Inc., North Star Manufacturing (London) Ltd. and Robertson Building Systems Limited were Canadian borrowers under the Current ABL Facility. All borrowings under the Current ABL Facility mature on April 12, 2023. At November 16, 2018, following consummation of the Merger, there were no amounts drawn and $24.7 million of letters of credit issued under the Current ABL Facility.
On April 12, 2018, Ply Gem Midco issued $645.0 million aggregate principal amount of 8.00% Senior Notes due 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes were issued pursuant to an Indenture, dated as of April 12, 2018 (as supplemented from time to time, the “Current Indenture”), by and among Ply Gem Midco, as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee. On November 16, 2018, in connection with the consummation of the Merger, the Company entered into a supplemental indenture and assumed the obligations of Ply Gem Midco as issuer under the Current Indenture and the 8.00% Senior Notes. The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15.
On November 16, 2018, in connection with the incurrence by Ply Gem Midco of the Incremental Term Loans and the obtaining by Ply Gem Midco of the Incremental ABL Commitments, following consummation of the Merger, the Company (a) terminated all outstanding commitments and repaid all outstanding amounts under the Term Loan Credit Agreement, dated as of February 8, 2018 (the “Pre-merger Term Loan Credit Agreement”), by and among the Company, as borrower, the several banks and other financial institutions from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and (b) terminated all outstanding commitments and repaid all outstanding amounts under the ABL Credit Agreement, dated as of February 8, 2018 (the “Pre-merger ABL Credit Agreement”), by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company, as a guarantor, the other borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Outstanding letters of credit under the Pre-merger ABL Credit Agreement were cash collateralized.
In connection with the termination and repayment of the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement, the Company also terminated (i) the Term Loan Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Credit Suisse AG, Cayman Islands Branch, as Collateral Agent, (ii) the ABL Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Wells Fargo Bank, National Association, as Collateral Agent, and (iii) the Intercreditor Agreement,

dated as of February 8, 2018, between Credit Suisse AG, Cayman Islands Branch and Wells Fargo Bank, National Association, and acknowledged by the Company and certain of its subsidiaries
The Company incurred approximately $15.3 million of acquisition expenses during fiscal 2018 related to the Merger, primarily for various third-party consulting and due-diligence services, and investment bankers’ fees, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
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
Fiscal 2018 Overview
Our fiscal 2018 financial performance showed year-over-year improvement in revenue, net income and Adjusted EBITDA, while gross margins declined over the same period. This improved financial performance was achieved despite challenging market conditions, including rising input costs and seasonally wet weather conditions primarily in Texas and the Southeast during the fourth quarter. During fiscal 2018, the Company realized the benefits of the focus on commercial discipline in the pass-through of material and other input costs and the Company’s ongoing cost reduction initiatives.
Consolidated revenues increased by approximately 13.0% from the prior fiscal year. The year-over-year improvement was primarily driven by continued commercial discipline in the pass-through of higher costs in a rising cost environment across each of our segments and underlying volume growth in the Engineered Building Systems and Insulated Metal Panel segments. Each segment achieved year over year external revenue growth.
Consolidated gross margin in fiscal 2018 decreased by 40 basis points from the prior fiscal year to 23.1%. Lower margins in the current period were driven primarily by higher freight and manufacturing costs, both of which experienced significant inflationary pressures during fiscal 2018. These were largely mitigated during the second half of the fiscal year through commercial discipline.
Consolidated engineering, selling, general and administrative expenses for fiscal 2018 includes a $4.6 million charge related to the acceleration of retirement benefits of our former CEO. Excluding the effects of the acceleration of CEO retirement benefits, as a percentage of sales, engineering, selling, general and administrative expenses decreased by 150 basis points to 15.1% compared to the prior fiscal year, predominantly the result of our strategic initiatives and restructuring activities.
Net income increased by $8.4 million to $63.1 million for fiscal 2018, compared to $54.7 million in the prior year. Diluted earnings per share was $0.94, while adjusted net income per diluted common share was $1.45. Adjusted EBITDA increased to $201.6 million representing an approximate 20.4% increase over the prior year. Net income was impacted by certain special items including a $21.9 million loss ($15.9 million, after taxes) on extinguishment of debt and a $6.7 million loss ($4.8 million, after taxes) on the sale of the China manufacturing facility associated with a reporting unit within the Insulated Metal Panels segment, offset by a $4.7 million gain ($3.4 million, after taxes) on insurance recovery.
Due to the strong operating cash flow we reinvested $47.8 million in to capital expenditures, an increase of $25.8 million over prior year, primarily to support organic growth initiatives and advanced manufacturing. We also used $46.7 million to repurchase shares of our Common Stock in fiscal 2018. Our net debt leverage ratio (net debt/EBITDA) at the end of the fourth quarter improved to 1.8x, compared to 2.0x at the end of the prior year fourth quarter.
Overall, we delivered net income, Adjusted EBITDA, diluted earnings per share and adjusted diluted earnings per share in fiscal 2018 that exceeded the prior year’s results. We remain focused on increasing our operating leverage and manufacturing efficiency by continuing to pursue our cost and efficiency initiatives. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver top-line growth above nonresidential market growth during fiscal 2019 in both our legacy businesses and our IMP products through our multiple sales channels.
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
The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by Dodge:
Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge, low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as approximately 7% in our fiscal 2018 as compared to our fiscal 2017. However, Dodge typically revises initial reported figures, and we expect this metric will be revised upwards over time. Leading indicators for low-rise, nonresidential construction activity indicate positive momentum into fiscal 2019.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14-month historical lag for each metric, indicates low single digit growth for low-rise new construction starts in fiscal 2019.
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

RESULTS OF OPERATIONS
The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	October 28, 2018	October 29, 2017	October 30, 2016
Sales	100.0%	100.0%	100.0%
Cost of sales	76.9	76.5	74.6
Gross profit	23.1	23.5	25.4
Engineering, selling, general and administrative expenses	15.4	16.6	18.0
Intangible asset amortization	0.5	0.5	0.6
Goodwill impairment	—	0.3	—
Restructuring and impairment charges, net	0.1	0.3	0.3
Strategic development and acquisition related costs	0.9	0.1	0.2
Loss on disposition of business	0.3	—	—
Gain on insurance recovery	(0.2)	(0.6)	—
Income from operations	7.1	6.2	6.5
Interest income	0.0	0.0	0.0
Interest expense	(1.1)	(1.6)	(1.8)
Foreign exchange (loss) gain	0.0	0.0	(0.1)
Gain from bargain purchase	—	—	0.1
Loss on extinguishment of debt	(1.1)	—	—
Other income, net	0.0	0.1	0.0
Income before income taxes	4.2	4.7	4.7
Provision for income taxes	1.0	1.6	1.7
Net income	3.2%	3.1%	3.0%

SUPPLEMENTARY OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. For fiscal 2018, we had four operating segments: (i) Engineered Building Systems; (ii) Metal Components; (iii) Insulated Metal Panels; and (iv) Metal Coil Coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from using similar basic raw materials enabling us to leverage our supply chain. The Metal Coil Coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The Metal Components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. The Insulated Metal Panels segment produces panels consisting of rigid foam encased between two sheets of coated metal in a variety of modules, lengths and reveal combinations which are used in architectural, commercial, industrial and cold storage market applications. The Engineered Building Systems segment includes the manufacturing of main frames, Long-Bay® Systems and value-added engineering and drafting, which are typically not part of Metal Components or Metal Coil Coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements.
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes, and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other income (expense). See Note 20 — Operating Segments in the notes to the consolidated financial statements for more information on our segments.

The following table represents total sales, external sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands, except percentages):

	2018	%	2017	%	2016	%
Total sales:
Engineered Building Systems	$798,299	39.9	$693,980	39.2	$672,235	39.9
Metal Components	689,344	34.5	636,661	36.0	586,690	34.8
Insulated Metal Panels	504,413	25.2	441,404	24.9	396,327	23.5
Metal Coil Coating	417,296	20.9	368,880	20.8	346,348	20.6
Intersegment sales	(408,775)	(20.5)	(370,647)	(20.9)	(316,672)	(18.8)
Total net sales	$2,000,577	100.0	$1,770,278	100.0	$1,684,928	100.0
External sales:
Engineered Building Systems	$755,353	37.8	$659,863	37.3	$652,471	38.7
Metal Components	612,645	30.6	544,669	30.8	495,020	29.4
Insulated Metal Panels	424,762	21.2	372,304	21.0	347,771	20.6
Metal Coil Coating	207,817	10.4	193,442	10.9	189,666	11.3
Total net sales	$2,000,577	100.0	$1,770,278	100.0	$1,684,928	100.0
Operating income (loss):
Engineered Building Systems	$66,689		$41,388		$62,046
Metal Components	87,593		78,768		70,742
Insulated Metal Panels	47,495		47,932		24,620
Metal Coil Coating	28,588		21,459		32,422
Corporate	(104,445)		(79,767)		(81,051)
Total operating income	$125,920		$109,780		$108,779
Unallocated other expense	(42,825)		(26,642)		(29,815)
Income before income taxes	$83,095		$83,138		$78,964

RESULTS OF OPERATIONS FOR FISCAL 2018 COMPARED TO FISCAL 2017
Consolidated sales increased by 13.0%, or $230.3 million for fiscal 2018, compared to fiscal 2017. The year-over-year improvement was primarily driven by continued commercial discipline in the pass-through of higher costs in a rising cost environment across each of our segments and underlying volume growth in the Engineered Building Systems and Insulated Metal Panel segments. Each segment achieved year over year external revenue growth.
Consolidated cost of sales increased by 13.6%, or $183.7 million for fiscal 2018, compared to fiscal 2017. This increase resulted primarily from higher input costs, including transportation, materials and skilled labor.
Gross margin was 23.1% for fiscal 2018 compared to 23.5% for fiscal 2017. The lower margin in the current period was primarily driven by higher freight and manufacturing costs, both of which experienced significant inflationary pressures during fiscal 2018. These factors were largely mitigated during the second half of the fiscal year through commercial discipline.
Engineered Building Systems sales increased 15.0%, or $104.3 million to $798.3 million in fiscal 2018, compared to $694.0 million in fiscal 2017. The increase in sales is a result of commercial discipline, the pass through of higher materials costs, and to a lesser extent, higher internal and external volumes. Sales to third parties for fiscal 2018 increased $95.5 million to $755.4 million from $659.9 million in the prior fiscal year.
Operating income of the Engineered Building Systems segment increased to $66.7 million in fiscal 2018 compared to $41.4 million in the prior fiscal year. The $25.3 million increase resulted primarily from the increased revenue discussed above, as well as better leverage of engineering, selling, general and administrative expenses resulting from the execution of prior year cost reduction initiatives.
Metal Components sales increased 8.3%, or $52.7 million to $689.3 million in fiscal 2018, compared to $636.7 million in fiscal 2017. The increase was primarily driven by higher external volumes and the pass-through of increasing materials costs, offset by a decrease in internal volume based on a shift in internal production strategy, which moved a portion of fabrication from Metal Components to the Engineered Buildings Systems segment. Sales to third parties for fiscal 2018 increased $68.0 million to $612.6 million from $544.7 million in the prior fiscal year.
Operating income of the Metal Components segment increased to $87.6 million in fiscal 2018, compared to $78.8 million in the prior fiscal year. The $8.8 million increase was driven primarily by commercial discipline and improved operating leverage across the cost structure on higher volumes, offset by higher transportation costs.
Insulated Metal Panels sales increased 14.3%, or $63.0 million to $504.4 million in fiscal 2018, compared to $441.4 million in fiscal 2017. Sales to third parties for fiscal 2018 increased $52.5 million to $424.8 million from $372.3 million in the prior fiscal year due to continued high demand, predominantly within our cold storage and industrial, commercial, and institutional products. In addition, the increase in sales was also driven by a $10.6 million, or 13.2%, increase in internal sales, primarily through the Engineered Building Systems and Metal Components divisions as we continue to execute on our adjacency initiatives.
Operating income of the Insulated Metal Panels segment decreased to $47.5 million in fiscal 2018, compared to $47.9 million in the prior fiscal year. The $0.4 million decrease was driven by a $6.7 million loss recognized on the sale of the China manufacturing facility and impacts from a change in product mix during the current year. In addition, prior period operating income includes $9.2 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment whereas in fiscal 2018 we recorded a gain of $4.7 million as we reached final settlement on this matter. Largely offsetting these factors were increased fiscal 2018 volume and better leverage of our fixed cost structure.
Metal Coil Coating sales increased by 13.1%, or $48.4 million to $417.3 million in fiscal 2018, compared to $368.9 million in the prior year. Sales to third parties increased $14.4 million to $207.8 million from $193.4 million in the prior fiscal year primarily due to the pass-through of increasing material costs. In addition, the increase in sales was also driven by a $34.0 million, or 16.3%, increase in internal sales.
Operating income of the Metal Coil Coating segment increased to $28.6 million in fiscal 2018, compared to $21.5 million in the prior fiscal year. The $7.1 million increase was primarily due to the increase in package product sales and lower engineering, selling, general and administrative expenses resulting from the execution of prior year cost reduction initiatives. In addition, fiscal 2017 included a $6.0 million goodwill impairment, discussed below.
Consolidated engineering, selling, general and administrative expenses increased to $307.1 million in fiscal 2018, compared to $293.1 million in the prior fiscal year. The $14.0 million increase is related to higher current year revenue, as well as a $4.6 million charge related to the acceleration of retirement benefits of our former CEO. Excluding the effects of the acceleration of CEO retirement benefits, as a percentage of sales, engineering, selling, general and administrative expenses were 15.1% for fiscal 2018 as compared to 16.6% for fiscal 2017.
Consolidated intangible asset amortization remained consistent at $9.6 million during fiscal 2018 and fiscal 2017.

Goodwill impairment for fiscal 2017 of $6.0 million was related to the coil coating operations of CENTRIA within our Metal Coil Coating segment. There was no corresponding impairment for fiscal 2018.
Consolidated restructuring charges for fiscal 2018 and 2017 were $1.9 million and $5.3 million, respectively. Each period generally includes severance-related costs, related to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint. In fiscal 2017, we incurred severance-related charges including in connection with the closure of three facilities, included in our Engineered Building Systems segment, Metal Components segment, and Insulated Metal Panels segment. The current fiscal year charges are offset by a $0.6 million gain on the sale of a facility that was previously designated as “held for sale”.
Consolidated strategic development and acquisition related costs were $17.2 million during fiscal 2018, compared to $2.0 million in the prior fiscal year. These non-operational costs include external legal, financial and due diligence costs incurred to deliver on our strategic initiatives.
Loss on disposition of business for fiscal 2018 was $5.7 million. During fiscal 2018, we recorded a loss of $6.7 million on the sale of our China manufacturing facility included in the Insulated Metal Panels segment and also recorded a $1.0 million gain related to the disposal of a non-strategic product line previously consolidated within the Insulated Metal Panels segment. There was no corresponding loss for fiscal 2017.
Consolidated gain on insurance recovery for fiscal 2018 and 2017 were $4.7 million and $9.7 million, respectively, which related to settlements with our insurers for property damage to two facilities in the Metal Components and Insulated Metal Panels segment.
Consolidated interest expense decreased to $21.8 million for fiscal 2018, compared to $28.9 million for fiscal 2017. The decrease is primarily due to the redemption of our 8.25% Senior Notes and lower variable rates on the Pre-merger Term Loan Credit Facility, both results of activities to strengthen our capital structure that were completed in February 2018.
Loss on debt extinguishment for fiscal 2018 was $21.9 million. There was no corresponding amount recorded in fiscal 2017. During our second quarter of fiscal 2018, we recognized a pretax loss, primarily on the extinguishment of our 8.25% senior notes due 2023, of $21.9 million, of which approximately $15.5 million represented the call premium paid on the redemption of the notes.
Consolidated foreign exchange gain (loss) was a loss of $0.2 million for fiscal 2018, compared to a gain of $0.5 million for the prior year primarily due to the fluctuations in the exchange rate between the Canadian dollar and U.S. dollar in the current period.
Consolidated provision for income taxes was $20.0 million for fiscal 2018, compared to $28.4 million for the prior fiscal year, primarily as a result of higher pre-tax income in fiscal 2017. The effective tax rate for fiscal 2018 was 24.1% compared to 34.2% for fiscal 2017. The change in the effective tax rate was primarily driven by the effects associated with the enactment of U.S. Tax Reform.
Diluted income per common share improved to $0.94 per diluted common share for fiscal 2018, compared to $0.77 per diluted common share for fiscal 2017. The improvement in diluted income per common share was primarily due to the $8.3 million increase in net income applicable to common shares resulting from the factors described above in this section and share repurchases executed during fiscal 2018.
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
Metal Components sales increased 8.5%, or $50.0 million to $636.7 million in fiscal 2017, compared to $586.7 million in fiscal 2016. The increase in sales was primarily driven by higher external volumes and the execution of commercial discipline. Sales to third parties for fiscal 2017 increased $49.6 million to $544.7 million from $495.0 million in the prior fiscal year.
Operating income of the Metal Components segment increased to $78.8 million in fiscal 2017, compared to $70.7 million in the prior fiscal year. The $8.0 million increase was driven by the increased sales discussed in the immediately preceding paragraph.
Insulated Metal Panels sales increased 11.4%, or $45.1 million to $441.4 million in fiscal 2017, compared to $396.3 million in fiscal 2016. The increase in sales was primarily driven by commercial discipline and improved product mix.
Operating income of the Insulated Metal Panels segment increased to $47.9 million in fiscal 2017, compared to $24.6 million in the prior fiscal year. The $23.3 million increase was driven predominantly due to a higher mix of higher margin architectural products.
Metal Coil Coating sales increased by 6.5%, or $22.5 million to $368.9 million in fiscal 2017, compared to $346.3 million in the prior year. The increase in sales was primarily the result of pass through of higher steel prices through its coil package products. Metal Coil Coating third-party sales increased $3.8 million to $193.4 million from $189.7 million in the prior fiscal year and accounted for 10.9% of total consolidated third-party sales for fiscal 2017.
Operating income of the Metal Coil Coating segment decreased to $21.5 million in fiscal 2017, compared to $32.4 million in the prior fiscal year. The $11.0 million decrease was driven by lower manufacturing efficiency due to lower volumes and higher material costs in fiscal 2017.
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
Goodwill impairment for fiscal 2017 of $6.0 million was related to the coil coating operations of CENTRIA within our Metal Coil Coating segment.
Consolidated restructuring charges for fiscal 2017 were $5.3 million. These charges relate to our efforts to streamline our management, engineering and drafting and manufacturing structures as well as to optimize our manufacturing footprint. We incurred severance-related charges associated with these activities, including in connection with the closure of three facilities, included in our Engineered Building Systems segment, Metal Components segment, and Insulated Metal Panels segment in fiscal 2017.
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

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents decreased from $65.7 million to $54.3 million during fiscal 2018. The following table summarizes our consolidated cash flows for fiscal 2018 and fiscal 2017 (in thousands):

	Fiscal Year Ended
	October 28, 2018	October 29, 2017
Net cash provided by operating activities	$82,463	$63,874
Net cash used in investing activities	(38,174)	(10,284)
Net cash used in financing activities	(55,582)	(53,529)
Effect of exchange rate changes on cash and cash equivalents	(93)	194
Net (decrease) increase in cash and cash equivalents	(11,386)	255
Cash and cash equivalents at beginning of period	65,658	65,403
Cash and cash equivalents at end of period	$54,272	$65,658
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
Net cash provided by operating activities was $82.5 million during fiscal 2018 compared to $63.9 million during fiscal 2017. The change was driven by an increase in earnings in the current fiscal year as compared to the prior fiscal year, offset by net cash used for working capital as described below.
Net cash used in accounts receivable was $35.4 million for the fiscal year ended October 28, 2018 compared to $19.6 million for the fiscal year ended October 29, 2017. The increase in accounts receivable as of October 28, 2018 as compared to the prior fiscal year was primarily the result of strong revenue growth during the current period. Our trailing 90-days sales outstanding (“DSO”) was approximately 35.2 days at October 28, 2018 as compared to 35.1 days at October 29, 2017.
The change in cash relating to inventory for the fiscal year ended October 28, 2018 was $47.1 million and resulted primarily from higher inventory purchases to support higher sales and the continued increase in material costs, particularly steel. Our trailing 90-days inventory on-hand (“DIO”) was 54.9 days at October 28, 2018 as compared to 51.5 days at October 29, 2017.
Net cash provided by accounts payable was $24.5 million for the fiscal year ended October 28, 2018 compared to $4.9 million for the fiscal year ended October 29, 2017. Our vendor payments can fluctuate significantly based on the timing of disbursements, inventory purchases and vendor payment terms. Our trailing 90-days payable outstanding (“DPO”) at October 28, 2018 was 33.4 days compared to 32.5 days at October 29, 2017.
Net cash provided by accrued expenses was $16.3 million for the fiscal year ended October 28, 2018 compared to $12.3 million net cash used in accrued expenses for the fiscal year ended October 29, 2017. The change was primarily driven by timing of compensation payments.
Investing Activities
Cash used in investing activities increased to $38.2 million during fiscal 2018 compared to $10.3 million used in the prior fiscal year. In fiscal 2018, we used $47.8 million for capital expenditures, sold a business in China, resulting in a net use of $4.4 million of cash and sold a non-strategic product line in our Insulated Metal Panels segment for $3.0 million. Additionally, we sold one manufacturing facility in our Engineered Building Systems segment and two manufacturing facilities in our Metal Components segment for total cash consideration of $6.3 million and we received insurance proceeds of $4.7 million as reimbursement for new assets acquired for a facility in the Insulated Metal Panels segment that experienced a fire in June 2016. In fiscal 2017, we used $22.1 million for capital expenditures. These cash outflows were partially offset by $8.6 million in cash proceeds from insurance for an involuntary loss on conversion at two of our facilities and $3.2 million in cash received from the sale of assets previously classified as held for sale.

Financing Activities
Cash used in financing activities was $55.6 million in fiscal 2018 compared $53.5 million in the prior fiscal year. During fiscal 2018, we borrowed periodically under our ABL Facility and repaid all of that amount during the period, used $51.8 million to repurchase shares of our outstanding common stock under programs approved by the Board of Directors on September 8, 2016 and October 10, 2017 and for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. Net cash used in the redemption of our Senior Notes and refinancing of long-term debt, including payments of financing cost; as well as payments on the refinanced term loan was $3.2 million. We received $1.3 million in cash proceeds from the exercises of stock options.
During fiscal 2017 we used $43.6 million to repurchase shares of our Common Stock under our authorized stock repurchase programs and for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. In addition, we used $10.2 million to make voluntary principal prepayments on borrowings under the credit agreement that governed our then-outstanding term loans Credit Agreement and we received $1.7 million in cash proceeds from the exercises of stock options.
We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.
Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Old Stockholders Agreement”), CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (collectively, the “CD&R Fund VIII Investor Group”) purchased convertible preferred stock, which was later converted to shares of our Common Stock on May 14, 2013.
On January 2014, the CD&R Fund VIII Investor Group completed a registered underwritten offering, in which the CD&R Fund VIII Investor Group offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “2014 Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. In addition, the Company entered into an agreement with the CD&R Fund VIII Investor Group to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Fund VIII Investor Group in the underwritten offering (the “2014 Stock Repurchase”). The 2014 Stock Repurchase, which was completed at the same time as the 2014 Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Fund VIII Investor Group that was approved and recommended by the Affiliate Transactions Committee of our board of directors.
On July 25, 2016, the CD&R Fund VIII Investor Group completed a registered underwritten offering, in which the CD&R Fund VIII Investor Group offered 9.0 million shares of our Common Stock at a price to the public of $16.15 per share (the “2016 Secondary Offering”). The underwriters also exercised their option to purchase 1.35 million additional shares of our Common Stock from the CD&R Fund VIII Investor Group. The aggregate offering price for the 10.35 million shares sold in the 2016 Secondary Offering was approximately $160.1 million, net of underwriting discounts and commissions. The CD&R Fund VIII Investor Group received all of the proceeds from the 2016 Secondary Offering and no shares in the 2016 Secondary Offering were sold by the Company or any of its officers or directors (although certain of our directors are affiliated with the CD&R Fund VIII Investor Group). In connection with the 2016 Secondary Offering and 2016 Stock Repurchase (as defined below), we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended October 30, 2016.
On July 18, 2016, the Company entered into an agreement with the CD&R Fund VIII Investor Group to repurchase approximately 2.9 million shares of our Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Fund VIII Investor Group in the underwritten offering (the “2016 Stock Repurchase”). The 2016 Stock Repurchase, which was completed concurrently with the 2016 Secondary Offering, represented a private, non-underwritten transaction between the Company and the CD&R Fund VIII Investor Group that was approved and recommended by the Affiliate Transactions Committee of our board of directors. See Note 18 — Stock Repurchase Program.
On December 11, 2017, the CD&R Fund VIII Investor Group completed a registered underwritten offering of 7,150,000 shares of the Company’s Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Fund VIII Investor Group request, the Company purchased 1.15 million of the 7.15 million shares of the Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Fund VIII Investor Group. The total amount the Company spent on these repurchases was $22.3 million.
At October 28, 2018 and October 29, 2017, the CD&R Fund VIII Investor Group owned approximately 34.4% and 43.8%, respectively, of the outstanding shares of our Common Stock.

On November 16, 2018, the Company entered into (i) the New Stockholders Agreement between the Company and each of the Investors, pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) the New Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger. Pursuant to the terms of the New Stockholders Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Stockholders Agreement and the Old Registration Rights Agreement.
In addition, pursuant to Section 3.1(c)(i) of the New Stockholders Agreement, the CD&R Investor Group is entitled to nominate for election, fill vacancies and appoint five out of twelve initial members of NCI’s board of directors following consummation of the Merger and, thereafter, so long as the CD&R Investor Group beneficially owns at least 7.5% of the outstanding shares of NCI Common Stock, to nominate for election, fill vacancies and appoint replacements for a number of Board members in proportion to the CD&R Investor Group’s percentage beneficial ownership of outstanding NCI Common Stock, but never to exceed one less than the number of independent, non-CD&R-affiliated directors serving on the Board.
The New Stockholders Agreement contains voting agreements between the Company and each of the Investors, including the requirement that each Investor shall vote all of the shares of Common Stock that it beneficially owns (a) in favor of all director nominees, other than CD&R Investor Nominees or director nominees proposed by a Golden Gate Investor, nominated by the Board for election by the stockholders of the Company in accordance with the terms of the New Stockholders Agreement and the Sixth Amended and Restated By-laws of the Company, (b) as recommended by the Board, on any and all (i) proposals relating to or concerning compensation or equity incentives for directors, officers or employees of the Company adopted in the ordinary course of business consistent with past practice, (ii) proposals by stockholders of the Company, other than a proposal by a CD&R Investor or a Golden Gate Investor, and (iii) proposals the subject matter of which is a CD&R Investor Consent Action (as defined in the New Stockholders Agreement), provided that, in respect of clauses (i) and (iii) only, that the Board’s recommendation is consistent with the CD&R Investor Group’s exercise of its consent rights provided in the New Stockholders Agreement, and (c) not in favor of any transaction constituting, or that would result in, a Change of Control (as defined in the New Stockholders Agreement) that has not been approved by a majority of the Independent Non-CD&R Investor Directors (as defined in the New Stockholders Agreement), if the per share consideration to be received by any CD&R Investor or Golden Gate Investor in connection with such transaction is not equal to, and in the same form as, the per-share consideration to be received by the shareholders not affiliated with the Investors.
Debt
On February 8, 2018, the Company entered into a Term Loan Credit Agreement (the “Pre-merger Term Loan Credit Agreement”) and ABL Credit Agreement (the “Pre-merger ABL Credit Agreement”), the proceeds of which, together, were used to redeem the 8.25% senior notes and to refinance the Company’s then existing term loan credit facility and the Company’s then existing asset-based revolving credit facility.
The Pre-merger Term Loan Credit Agreement provided for an aggregate principal amount of $415.0 million (the “Pre-merger Term Loan Credit Facility”). Proceeds from borrowings under the Pre-merger Term Loan Credit Facility were used, together with cash on hand, (i) to refinance the existing term loan credit agreement, (ii) to redeem and repay the Notes (the foregoing, collectively, the “Refinancing”) and (iii) to pay any fees, premiums and expenses incurred in connection with the Refinancing.
The Pre-merger ABL Credit Agreement provided for an asset-based revolving credit facility which allowed aggregate maximum borrowings by the ABL Borrowers of up to $150.0 million (the “Pre-merger ABL Credit Facility”). As set forth in the Pre-merger ABL Credit Agreement, extensions of credit under the Pre-merger ABL Credit Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and certain adjustments. Availability is reduced by issuance of letters of credit as well as any borrowings.
As of October 28, 2018, we had an aggregate principal amount of $412.9 million of outstanding indebtedness, comprising $412.9 million of borrowings under our Pre-merger Term Loan Credit Facility. We had no revolving loans outstanding under the Pre-merger ABL Credit Facility. Our excess availability under the Pre-merger ABL Credit Facility was $141.0 million as of October 28, 2018. In addition, standby letters of credit related to certain insurance policies totaling approximately $9.0 million were outstanding but undrawn under the Pre-merger ABL Credit Facility.
For additional information, see Note 11 — Long-Term Debt and Note Payable in the notes to the consolidated financial statements.
In connection with the merger with Ply Gem, on November 16, 2018 we assumed the outstanding debt obligations of Ply Gem and repaid in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit

Agreement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our indebtedness following the Merger.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, $141.0 million is available with our Pre-merger ABL Credit Facility at October 28, 2018 and we have a cash balance of $54.3 million as of October 28, 2018. Following the consummation of the Merger, we have a U.S. ABL Facility and a Canadian ABL Facility, which together have an aggregate capacity of approximately $611 million, and a Cash Flow Revolver of up to $115 million, none of which was drawn as of November 16, 2018.
We expect that, for the next 12 months, cash generated from operations and our Pre-merger ABL Credit Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2019 and expansion when needed.
We expect to contribute $1.2 million to our defined benefit plans in fiscal 2019.
During fiscal 2018 we repurchased an aggregate of $46.7 million of our Common Stock under the stock repurchase programs authorized in September 8, 2016 and October 10, 2017. On March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million. At October 28, 2018, approximately $55.6 million remained available for stock repurchases under the stock repurchase programs authorized on October 10, 2017 and March 7, 2018. We also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
In connection with the Merger, on November 16, 2018, we assumed the outstanding debt obligations of Ply Gem and repaid in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our indebtedness following the Merger.

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
The following tables reconcile adjusted net income per diluted common share to net income per diluted common share and adjusted net income applicable to common shares to net income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net income per diluted common share, GAAP basis	$0.41	$0.25	$0.94	$0.77
Loss on extinguishment of debt	—	—	0.33	—
Loss on disposition of business	—	—	0.08	—
Goodwill impairment	—	0.09	—	0.08
Restructuring and impairment charges, net	0.01	0.02	0.03	0.07
Strategic development and acquisition related costs	0.18	0.00	0.26	0.03
Acceleration of CEO retirement benefits	—	—	0.07	—
Gain on insurance recovery	—	—	(0.07)	(0.14)
Other, net	—	0.00	0.00	0.01
Tax effect of applicable non-GAAP adjustments(1)	(0.05)	(0.04)	(0.19)	(0.02)
Adjusted net income per diluted common share	$0.55	$0.32	$1.45	$0.80

	Fiscal Three Months Ended		Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net income applicable to common shares, GAAP basis	$27,417	$17,412	$62,694	$54,399
Loss on extinguishment of debt	—	—	21,875	—
Loss on disposition of business	—	—	5,673	—
Goodwill impairment	—	6,000	—	6,000
Restructuring and impairment charges, net	769	1,710	1,912	5,297
Strategic development and acquisition related costs	11,661	193	17,164	1,971
Acceleration of CEO retirement benefits	—	—	4,600	—
Gain on insurance recovery	—	—	(4,741)	(9,749)
Other, net	—	28	(323)	591
Tax effect of applicable non-GAAP adjustments(1)	(3,418)	(3,093)	(12,783)	(1,603)
Adjusted net income applicable to common shares	$36,429	$22,250	$96,071	$56,906

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the combined federal and state applicable statutory tax rate for the period to each applicable non-GAAP item.

The following tables reconcile adjusted operating income (loss) and adjusted EBITDA to operating income (loss) for the periods indicated below:

Consolidated

(In thousands)	Fiscal Three Months Ended				Fiscal Year Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018	October 28, 2018
Total Net Sales	$421,349	$457,069	$548,525	$573,634	$2,000,577

Operating Income, GAAP	12,898	18,956	54,501	39,565	125,920
Restructuring and impairment charges, net	1,094	488	(439)	769	1,912
Strategic development and acquisition related costs	727	1,134	3,642	11,661	17,164
Loss (gain) on disposition of business	—	6,686	(1,013)	—	5,673
Acceleration of CEO retirement benefits	4,600	—	—	—	4,600
Gain on insurance recovery	—	—	(4,741)	—	(4,741)
Adjusted Operating Income	19,319	27,264	51,950	51,995	150,528

Other income and expense	928	(34)	87	(261)	720
Depreciation and amortization	10,358	10,442	10,174	11,351	42,325
Share-based compensation expense	2,270	1,998	1,041	2,729	8,038
Adjusted EBITDA	$32,875	$39,670	$63,252	$65,814	$201,611

Year over year growth, Total Net Sales	7.6%	8.7%	16.9%	17.4%	13.0%
Operating Income Margin	3.1%	4.1%	9.9%	6.9%	6.3%
Adjusted Operating Income Margin	4.6%	6.0%	9.5%	9.1%	7.5%
Adjusted EBITDA Margin	7.8%	8.7%	11.5%	11.5%	10.1%

	Fiscal Three Months Ended				Fiscal Year Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	October 29, 2017
Total Net Sales	$391,703	$420,464	$469,385	$488,726	$1,770,278

Operating Income, GAAP	9,886	32,472	34,097	33,325	109,780
Restructuring and impairment charges, net	2,264	315	1,009	1,709	5,297
Strategic development and acquisition related costs	357	124	1,297	193	1,971
Loss on sale of assets and asset recovery	—	137	—	—	137
Gain on insurance recovery	—	(9,601)	(148)	—	(9,749)
Unreimbursed business interruption costs	—	191	235	28	454
Goodwill impairment	—	—	—	6,000	6,000
Adjusted Operating Income	12,507	23,638	36,490	41,255	113,890

Other income and expense	309	449	1,322	(62)	2,018
Depreciation and amortization	10,315	10,062	10,278	10,664	41,319
Share-based compensation expense	3,042	2,820	2,284	2,084	10,230
Adjusted EBITDA	$26,173	$36,969	$50,374	$53,941	$167,457

Operating Income Margin	2.5%	7.7%	7.3%	6.8%	6.2%
Adjusted Operating Income Margin	3.2%	5.6%	7.8%	8.4%	6.4%
Adjusted EBITDA Margin	6.7%	8.8%	10.7%	11.0%	9.5%

Engineered Building Systems

(In thousands)	Fiscal Three Months Ended				Fiscal Year Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018	October 28, 2018
Total Sales	$156,964	$167,240	$230,098	$243,997	$798,299
External Sales	148,288	157,136	218,614	231,315	755,353

Operating Income, GAAP	8,263	9,271	24,296	24,859	66,689
Restructuring and impairment charges, net	1,136	280	(464)	397	1,349
Strategic development and acquisition related costs	173	—	—	—	173
Adjusted Operating Income	9,572	9,551	23,832	25,256	68,211

Other income and expense	733	(88)	(179)	(156)	310
Depreciation and amortization	2,077	2,323	1,905	2,322	8,627
Adjusted EBITDA	$12,382	$11,786	$25,558	$27,422	$77,148

Year over year growth, Total sales	3.8%	2.8%	19.9%	29.7%	15.0%
Year over year growth, External Sales	2.3%	1.7%	20.0%	29.8%	14.5%
Operating Income Margin	5.3%	5.5%	10.6%	10.2%	8.4%
Adjusted Operating Income Margin	6.1%	5.7%	10.4%	10.4%	8.5%
Adjusted EBITDA Margin	7.9%	7.0%	11.1%	11.2%	9.7%

	Fiscal Three Months Ended				Fiscal Year Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	October 29, 2017
Total Sales	$151,263	$162,624	$191,910	$188,183	$693,980
External Sales	145,021	154,456	182,164	178,222	659,863

Operating Income, GAAP	6,503	6,894	14,948	13,043	41,388
Restructuring and impairment charges, net	1,910	186	941	695	3,732
Loss on sale of assets and asset recovery	—	137	—	—	137
Adjusted Operating Income	8,413	7,217	15,889	13,738	45,257

Other income and expense	(41)	(125)	1,291	(694)	431
Depreciation and amortization	2,276	2,285	2,255	2,198	9,014
Adjusted EBITDA	$10,648	$9,377	$19,435	$15,242	$54,702

Operating Income Margin	4.3%	4.2%	7.8%	6.9%	6.0%
Adjusted Operating Income Margin	5.6%	4.4%	8.3%	7.3%	6.5%
Adjusted EBITDA Margin	7.0%	5.8%	10.1%	8.1%	7.9%

Metal Components

(In thousands)	Fiscal Three Months Ended				Fiscal Year Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018	October 28, 2018
Total Sales	$146,832	$168,456	$186,421	$187,635	$689,344
External Sales	127,528	147,661	165,697	171,759	612,645

Operating Income, GAAP	17,089	22,082	28,688	19,734	87,593
Restructuring and impairment charges, net	(1,403)	120	25	—	(1,258)
Adjusted Operating Income	15,686	22,202	28,713	19,734	86,335

Other income and expense	53	67	54	82	256
Depreciation and amortization	1,576	1,444	1,357	1,440	5,817
Adjusted EBITDA	$17,315	$23,713	$30,124	$21,256	$92,408

Year over year growth, Total sales	9.4%	8.8%	12.1%	3.5%	8.3%
Year over year growth, External Sales	10.4%	10.8%	17.8%	10.7%	12.5%
Operating Income Margin	11.6%	13.1%	15.4%	10.5%	12.7%
Adjusted Operating Income Margin	10.7%	13.2%	15.4%	10.5%	12.5%
Adjusted EBITDA Margin	11.8%	14.1%	16.2%	11.3%	13.4%

	Fiscal Three Months Ended				Fiscal Year Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	October 29, 2017
Total Sales	$134,173	$154,895	$166,305	$181,288	$636,661
External Sales	115,557	133,290	140,639	155,183	544,669

Operating Income, GAAP	12,376	19,997	23,276	23,119	78,768
Restructuring and impairment charges, net	305	129	60	69	563
Gain on insurance recovery	—	(420)	(148)	—	(568)
Adjusted Operating Income	12,681	19,706	23,188	23,188	78,763

Other income and expense	28	52	55	84	219
Depreciation and amortization	1,334	1,302	1,266	1,422	5,324
Adjusted EBITDA	$14,043	$21,060	$24,509	$24,694	$84,306

Operating Income Margin	9.2%	12.9%	14.0%	12.8%	12.4%
Adjusted Operating Income Margin	9.5%	12.7%	13.9%	12.8%	12.4%
Adjusted EBITDA Margin	10.5%	13.6%	14.7%	13.6%	13.2%

Insulated Metal Panels

(In thousands)	Fiscal Three Months Ended				Fiscal Year Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018	October 28, 2018
Total Sales	$110,794	$113,413	$133,740	$146,466	$504,413
External Sales	97,513	99,792	106,605	120,852	424,762

Operating Income, GAAP	7,071	1,540	17,859	21,025	47,495
Restructuring and impairment charges, net	1,284	88	—	372	1,744
Strategic development and acquisition related costs	300	61	—	(23)	338
Loss (gain) on disposition of business	—	6,686	(1,013)	—	5,673
Gain on insurance recovery	—	—	(4,741)	—	(4,741)
Adjusted Operating Income	8,655	8,375	12,105	21,374	50,509

Other income and expense	(273)	223	(51)	92	(9)
Depreciation and amortization	4,388	4,335	4,324	4,557	17,604
Adjusted EBITDA	$12,770	$12,933	$16,378	$26,023	$68,104

Year over year growth, Total sales	16.4%	10.2%	11.7%	18.6%	14.3%
Year over year growth, External Sales	18.3%	15.0%	8.8%	15.0%	14.1%
Operating Income Margin	6.4%	1.4%	13.4%	14.4%	9.4%
Adjusted Operating Income Margin	7.8%	7.4%	9.1%	14.6%	10.0%
Adjusted EBITDA Margin	11.5%	11.4%	12.2%	17.8%	13.5%

	Fiscal Three Months Ended				Fiscal Year Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	October 29, 2017
Total Sales	$95,195	$102,937	$119,730	$123,542	$441,404
External Sales	82,441	86,773	98,026	105,064	372,304

Operating Income, GAAP	2,192	19,377	11,468	14,895	47,932
Restructuring and impairment charges, net	—	—	8	683	691
Strategic development and acquisition related costs	—	—	—	90	90
Gain on insurance recovery	—	(9,181)	—	—	(9,181)
Unreimbursed business interruption costs	—	191	235	28	454
Adjusted Operating Income	2,192	10,387	11,711	15,696	39,986

Other income and expense	35	340	(211)	356	520
Depreciation and amortization	4,392	4,258	4,516	4,742	17,908
Adjusted EBITDA	$6,619	$14,985	$16,016	$20,794	$58,414

Operating Income Margin	2.3%	18.8%	9.6%	12.1%	10.9%
Adjusted Operating Income Margin	2.3%	10.1%	9.8%	12.7%	9.1%
Adjusted EBITDA Margin	7.0%	14.6%	13.4%	16.8%	13.2%

Metal Coil Coating

(In thousands)	Fiscal Three Months Ended				Fiscal Year Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018	October 28, 2018
Total Sales	$88,343	$95,190	$116,440	$117,323	$417,296
External Sales	48,020	52,480	57,609	49,708	207,817

Operating Income, GAAP	5,376	7,129	9,121	6,962	28,588
Adjusted Operating Income	5,376	7,129	9,121	6,962	28,588

Depreciation and amortization	2,058	2,085	2,097	2,248	8,488
Adjusted EBITDA	$7,434	$9,214	$11,218	$9,210	$37,076

Year over year growth, Total sales	0.0%	9.8%	22.2%	19.0%	13.1%
Year over year growth, External Sales	(1.4)%	14.2%	18.6%	(1.1)%	7.4%
Operating Income Margin	6.1%	7.5%	7.8%	5.9%	6.9%
Adjusted Operating Income Margin	6.1%	7.5%	7.8%	5.9%	6.9%
Adjusted EBITDA Margin	8.4%	9.7%	9.6%	7.9%	8.9%

	Fiscal Three Months Ended				Fiscal Year Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	October 29, 2017
Total Sales	$88,340	$86,729	$95,261	$98,550	$368,880
External Sales	48,684	45,945	48,556	50,257	193,442

Operating Income, GAAP	6,706	6,227	7,107	1,419	21,459
Goodwill impairment	—	—	—	6,000	6,000
Adjusted Operating Income	6,706	6,227	7,107	7,419	27,459

Other income and expense	31	—	—	—	31
Depreciation and amortization	2,106	2,009	2,063	2,065	8,243
Adjusted EBITDA	$8,843	$8,236	$9,170	$9,484	$35,733

Operating Income Margin	7.6%	7.2%	7.5%	1.4%	5.8%
Adjusted Operating Income Margin	7.6%	7.2%	7.5%	7.5%	7.4%
Adjusted EBITDA Margin	10.0%	9.5%	9.6%	9.6%	9.7%

Corporate

(In thousands)	Fiscal Three Months Ended				Fiscal Year Ended
	January 28, 2018	April 29, 2018	July 29, 2018	October 28, 2018	October 28, 2018
Operating Loss, GAAP	$(24,901)	$(21,066)	$(25,463)	$(33,015)	$(104,445)
Restructuring and impairment charges, net	77	—	—	—	77
Strategic development and acquisition related costs	254	1,073	3,642	11,684	16,653
Acceleration of CEO retirement benefits	4,600	—	—	—	4,600
Adjusted Operating Loss	(19,970)	(19,993)	(21,821)	(21,331)	(83,115)

Other income and expense	415	(236)	263	(279)	163
Depreciation and amortization	259	255	491	784	1,789
Share-based compensation expense	2,270	1,998	1,041	2,729	8,038
Adjusted EBITDA	$(17,026)	$(17,976)	$(20,026)	$(18,097)	$(73,125)

	Fiscal Three Months Ended				Fiscal Year Ended
	January 29, 2017	April 30, 2017	July 30, 2017	October 29, 2017	October 29, 2017
Operating Loss, GAAP	$(17,891)	$(20,023)	$(22,702)	$(19,151)	$(79,767)
Restructuring and impairment charges, net	49	—	—	262	311
Strategic development and acquisition related costs	357	124	1,297	103	1,881
Adjusted Operating Loss	(17,485)	(19,899)	(21,405)	(18,786)	(77,575)

Other income and expense	256	182	187	192	817
Depreciation and amortization	207	208	178	237	830
Share-based compensation expense	3,042	2,820	2,284	2,084	10,230
Adjusted EBITDA	$(13,980)	$(16,689)	$(18,756)	$(16,273)	$(65,698)
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 28, 2018, we were not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of October 28, 2018 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt(1)	$412,925	$4,150	$8,300	$8,300	$392,175
Interest payments on debt(2)	107,578	17,398	34,268	33,564	22,348
Operating leases	44,998	13,951	14,425	8,929	7,693
Projected pension obligations(3)	19,578	754	3,929	5,061	9,834
Total contractual obligations	$585,079	$36,253	$60,922	$55,854	$432,050

(1)
Reflects amounts outstanding under the Pre-merger Term Loan Credit Facility and the Pre-merger ABL Credit Facility which were paid off in full upon consummation of the Merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our indebtedness following the Merger.

(2)	Interest payments were calculated based on rates in effect at October 28, 2018 for variable rate obligations.

(3)
Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plans and bond rates.

Includes obligations with respect to the Company’s Defined Benefit Plans and the other post-employment benefit (“OPEB”) Plans.
CONTINGENT LIABILITIES AND COMMITMENTS
Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes IBNR claims. For all insurance carriers, the total standby letters of credit are approximately $9.0 million and $10.0 million at October 28, 2018 and October 29, 2017, respectively.
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
We believe that the assumptions and information used to develop these accruals provide the best basis for these estimates because, as a general matter, the accruals historically have proved to be reasonable and accurate. However, significant changes in expected medical and health care costs, negative changes in the severity of previously reported claims or changes in laws that govern the administration of these plans could have an impact on the determination of the amount of these accruals in future periods. Our methodology for determining the amount of health insurance accrual considers claims growth and claims lag, which is the length of time between the incurred date and processing date. For the health insurance accrual, a change of 10% above expected outstanding claims would result in a financial impact of $0.2 million.
Share-Based Compensation.  Under FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. The fair value and compensation expense of the performance share units (“PSUs”) grant is estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. With the adoption of ASU 2016-09 in the first quarter of fiscal 2018, we account for forfeitures of outstanding but unvested grants in the period they occur. For the fiscal year ended October 29, 2017, the forfeiture rate in our calculation of share-based compensation expense was based on historical experience and was estimated at 5.0% for our non-officers and 0% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We granted an immaterial amount of options during the fiscal years ended October 29, 2017 and October 30, 2016. We did not grant stock options during the fiscal year ended October 28, 2018.
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change in control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the fiscal years 2018, 2017 and 2016, we granted PSUs with fair values of approximately $3.8 million, $4.6 million and $4.7 million, respectively, to the Company’s senior executives.
Long-term incentive awards granted to our key employees generally have a three-year performance period. Long-term incentive awards are granted 50% in restricted stock units and 50% in PSUs. Vesting of PSUs is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. However, a minimum of 50% of the awards will vest upon continued employment over the three-year period if the minimum targets are not met. The PSUs vest earlier upon death, disability or a change in control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. During the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016, we granted Performance Share Awards with an equity fair value of $2.8 million, $2.0 million and $2.4 million, respectively. The PSUs granted in December 2017, 2016 and 2015 to our senior executives cliff vest at the end of the three-year performance period. For the PSUs granted in December 2014 to our senior executives, one-half vested on December 15, 2016 and one-half vested on December 15, 2017.
We granted 0.4 million, 0.3 million and 0.3 million restricted shares during the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016, respectively. The restricted stock units granted in December 2017, 2016 and 2015 to our senior executives vest one-third annually. For the restricted stock units granted in December 2014 to our senior executives, two-thirds vested on December 15, 2016 and one-third vested on December 15, 2017.
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
As of October 28, 2018, the $1.8 million net operating loss and tax credit carryforward included $0.1 million for U.S. state loss carryforwards and $1.7 million for foreign loss carryforward. The state net operating loss carryforwards will expire in 2019 to 2029 years, if unused and the foreign loss carryforward will start to expire in fiscal 2028, if unused.
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
The Company has approximately $148.3 million of goodwill as of October 28, 2018, of which approximately $14.3 million pertains to our Engineered Building Systems segment, $7.1 million pertains to our Metal Components segment, $121.5 million pertains to our Insulated Metal Panels segment and $5.4 million pertains to our Metal Coil Coating segment. The Company also has $13.5 million of other intangible assets with indefinite lives as of October 28, 2018 pertaining to our Engineered Building Systems segment. We perform an annual impairment assessment of goodwill and indefinite-lived intangibles. Additionally, we assess goodwill and indefinite-lived intangibles for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of such assets. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends.
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
We completed our annual goodwill impairment test as of July 30, 2018 for each of our reporting units. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the qualitative assessment for the goodwill in our reporting units within each of our operating segments as of July 30, 2018. Additionally, we applied the qualitative assessment for our indefinite-lived intangible as of July 30, 2018. Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and negative categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using relative weightings. Additionally, the Company considers the results of the most recent quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC), publicly traded company multiples and observable and recent transaction multiples between the current and prior years for a reporting unit. Based on our assessment of these tests, we do not believe it is more likely than not that the fair value of these reporting units or the indefinite-lived intangible assets are less than their respective carrying amounts.
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

In fiscal 2018, 2017 and 2016, we established new reserves (net of recoveries of previously written off balances) for doubtful accounts of $(0.5) million, $1.9 million and $1.3 million, respectively. In fiscal years 2018, 2017 and 2016, we wrote off uncollectible accounts, net of recoveries, of $1.6 million, $1.0 million and $1.6 million, respectively, all of which had been previously reserved.
Inventory valuation.  In determining the valuation of inventory, we record an allowance for obsolete inventory using the specific identification method for steel coils and other raw materials. Management also reviews the carrying value of inventory for lower of cost or net realizable value. Our primary raw material is steel coils which have historically shown significant price volatility. We generally manufacture to customers’ orders, and thus maintain raw materials with a variety of ultimate end uses. We record a lower of cost or net realizable value charge to cost of sales when the net realizable value (selling price less estimated cost of disposal), based on our intended end usage, is below our estimated product cost at completion. Estimated net realizable value is based upon assumptions of targeted inventory turn rates, future demand, anticipated finished goods sales prices, management strategy and market conditions for steel. If projected end usage or projected sales prices change significantly from management’s current estimates or actual market conditions are less favorable than those projected by management, inventory write-downs may be required.
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
Contingencies.  We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves are related primarily to litigation and environmental matters. Legal costs for uninsured claims are accrued as part of the ultimate settlement. Revisions to contingent liability reserves are reflected in operations in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 — Accounting Pronouncements in the notes to the consolidated financial statements for information on recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended October 28, 2018, material costs (predominantly steel costs) constituted approximately 66% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
With material costs (predominantly steel costs) accounting for approximately 66% of our cost of sales for fiscal 2018, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $10.1 million for our fiscal year ended October 28, 2018. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At October 28, 2018, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Ply Gem is also subject to significant market risk with respect to the pricing of principal raw materials, which include PVC resin, aluminum, glass and wood. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Pre-merger Term Loan Credit Facility and Pre-merger ABL Credit Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Pre-merger Term Loan Credit Facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At October 28, 2018, we had $412.9 million outstanding under our Pre-merger Term Loan Credit Facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $4.1 million on an annual basis. The fair value of our term loan credit facility at October 28, 2018 and October 29, 2017 was approximately $412.4 million and $144.1 million, respectively, compared to the face value of $412.9 million and $144.1 million, respectively.
See Note 11 — Long-Term Debt and Note Payable in the notes to the consolidated financial statements for more information on the material terms of our long-term debt.
The table below presents scheduled debt maturities and related weighted average interest rates for each of the fiscal years relating to debt obligations as of October 28, 2018. Weighted average variable rates are based on an adjusted LIBOR rates at October 28, 2018, plus applicable margins.

	Scheduled Maturity Date(1)							Fair Value
	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Year 2023	Thereafter	Total	10/28/2018
	(In thousands, except interest rate percentages)
Total Debt:
Variable Rate	$4,150	$4,150	$4,150	$4,150	$4,150	$392,175	$412,925	$412,409 (2)
Average interest rate	4.24%	4.24%	4.24%	4.24%	4.24%	4.24%	4.24%

(1)
Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt. Amounts reflect maturity dates under the Pre-merger Term Loans which were repaid in full on November 16, 2018. See “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of our new debt facilities.

(2)	Based on recent trading activities of comparable market instruments.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses were $0.3 million and $0.8 million for the fiscal years ended October 29, 2017 and October 30, 2016, respectively. For the fiscal year ended October 28, 2018, the net foreign currency re-measurement gain (loss) was insignificant.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange (losses) gains included in net income for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016 were $(0.2) million, $0.8 million and $(0.6) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $(0.1) million, $0.2 million and $(0.3) million for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016, respectively.
On January 29, 2018, we closed on the sale of CENTRIA International LLC, which owned our China manufacturing facility and are therefore no longer exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations was the Chinese yuan. The net foreign currency translation adjustment was insignificant for the fiscal years ended October 28, 2018 and October 29, 2017.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 28, 2018. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of October 28, 2018, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of October 28, 2018, as stated in their report included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of NCI Building Systems, Inc.

Opinion on Internal Control over Financial Reporting
We have audited NCI Building Systems, Inc. internal control over financial reporting as of October 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NCI Building Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 28, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NCI Building Systems, Inc., as of October 28, 2018 and October 29, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended October 28, 2018, and the related notes and our report dated December 19, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on internal control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas
December 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of NCI Building Systems, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of October 28, 2018 and October 29, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended October 28, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 28, 2018 and October 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 28, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 19, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.
Houston, Texas
December 19, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
	(In thousands, except per share data)
Sales	$2,000,577	$1,770,278	$1,684,928
Cost of sales	1,537,895	1,354,214	1,257,038
Gross profit	462,682	416,064	427,890
Engineering, selling, general and administrative expenses	307,106	293,145	302,551
Intangible asset amortization	9,648	9,620	9,638
Goodwill impairment	—	6,000	—
Restructuring and impairment charges, net	1,912	5,297	4,252
Strategic development and acquisition related costs	17,164	1,971	2,670
Loss on disposition of business	5,673	—	—
Gain on insurance recovery	(4,741)	(9,749)	—
Income from operations	125,920	109,780	108,779
Interest income	140	238	146
Interest expense	(21,808)	(28,899)	(31,019)
Foreign exchange (loss) gain	(244)	547	(1,401)
Gain from bargain purchase	—	—	1,864
Loss on extinguishment of debt	(21,875)	—	—
Other income, net	962	1,472	595
Income before income taxes	83,095	83,138	78,964
Provision for income taxes	19,989	28,414	27,937
Net income	$63,106	$54,724	$51,027
Net income allocated to participating securities	(412)	(325)	(389)
Net income applicable to common shares	$62,694	$54,399	$50,638
Income per common share:
Basic	$0.95	$0.77	$0.70
Diluted	$0.94	$0.77	$0.70
Weighted average number of common shares outstanding:
Basic	66,260	70,629	72,411
Diluted	66,362	70,778	72,857
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
	(In thousands)
Comprehensive income:
Net income	$63,106	$54,724	$51,027
Other comprehensive income (loss), net of tax:
Foreign exchange translation (losses) gains and other (net of income tax of $0 in 2018, 2017 and 2016)	(93)	198	(325)
Unrecognized actuarial gains (losses) on pension obligation (net of income tax of ($322), ($1,805), and $1,245 in 2018, 2017 and 2016, respectively)	916	2,824	(1,948)
Other comprehensive income (loss)	823	3,022	(2,273)
Comprehensive income	$63,929	$57,746	$48,754
See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NCI BUILDING SYSTEMS, INC.

	October 28, 2018	October 29, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,272	$65,658
Restricted cash	245	136
Accounts receivable, net	233,297	199,897
Inventories, net	254,531	198,296
Income taxes receivable	1,012	3,617
Investments in debt and equity securities, at market	5,285	6,481
Prepaid expenses and other	34,821	31,359
Assets held for sale	7,272	5,582
Total current assets	590,735	511,026
Property, plant and equipment, net	236,240	226,995
Goodwill	148,291	148,291
Intangible assets, net	127,529	137,148
Deferred income taxes	982	2,544
Other assets, net	6,598	5,108
Total assets	$1,110,375	$1,031,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,150	$—
Note payable	497	440
Accounts payable	170,663	147,772
Accrued compensation and benefits	65,136	59,189
Accrued interest	1,684	6,414
Accrued income taxes	11,685	—
Other accrued expenses	81,884	76,897
Total current liabilities	335,699	290,712
Long-term debt, net of deferred financing costs of $5,699 and $6,857 on October 28, 2018 and October 29, 2017, respectively	403,076	387,290
Deferred income taxes	2,250	4,297
Other long-term liabilities	39,085	43,566
Total long-term liabilities	444,411	435,153
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 66,264,654 and 68,677,684 shares issued in 2018 and 2017, respectively; and 66,203,841 and 68,386,556 shares outstanding in 2018 and 2017, respectively	663	687
Additional paid-in capital	523,788	562,277
Accumulated deficit	(186,291)	(248,046)
Accumulated other comprehensive loss, net	(6,708)	(7,531)
Treasury stock, at cost (60,813 and 291,128 shares in 2018 and 2017, respectively)	(1,187)	(2,140)
Total stockholders’ equity	330,265	305,247
Total liabilities and stockholders’ equity	$1,110,375	$1,031,112
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$63,106	$54,724	$51,027
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,325	41,318	41,924
Amortization of deferred financing costs	1,501	1,819	1,908
Loss on extinguishment of debt	21,875	—	—
Share-based compensation expense	11,638	10,230	10,892
Loss on disposition of business, net	5,092	—	—
(Gains) losses on assets, net	(502)	1,371	(2,673)
Goodwill impairment	—	6,000	—
Gain on insurance recovery	(4,741)	(9,749)	—
Provision for doubtful accounts	(491)	1,948	1,343
(Benefit) provision for deferred income taxes	(889)	866	1,318
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(35,397)	(19,582)	(18,141)
Inventories	(58,534)	(11,473)	(29,054)
Income taxes	2,605	(2,637)	(1,953)
Prepaid expenses and other	(5,479)	(2,271)	671
Accounts payable	24,465	4,858	(1,598)
Accrued expenses	16,284	(12,320)	12,656
Other, net	(395)	(1,228)	159
Net cash provided by operating activities	82,463	63,874	68,479
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(4,343)
Capital expenditures	(47,827)	(22,074)	(21,024)
Proceeds from sale of property, plant and equipment	6,338	3,197	5,417
Business disposition, net	(1,426)	—	—
Proceeds from insurance	4,741	8,593	10,000
Net cash used in investing activities	(38,174)	(10,284)	(9,950)
Cash flows from financing activities:
(Deposit) refund of restricted cash	(109)	173	370
Proceeds from stock options exercised	1,279	1,651	12,612
Proceeds from ABL facility	100,000	35,000	—
Payments on ABL facility	(100,000)	(35,000)	—
Proceeds from term loan	415,000	—	—
Payments on term loan	(146,221)	(10,180)	(40,000)
Payments on senior notes	(265,470)	—	—
Payments on note payable	(1,742)	(1,570)	(1,430)
Payments of financing costs	(6,546)	—	—
Payments related to tax withholding for share-based compensation	(5,068)	(2,389)	(1,141)
Purchases of treasury stock	(46,705)	(41,214)	(62,874)
Net cash used in financing activities	(55,582)	(53,529)	(92,463)
Effect of exchange rate changes on cash and cash equivalents	(93)	194	(325)
Net (decrease) increase in cash and cash equivalents	(11,386)	255	(34,259)
Cash and cash equivalents at beginning of period	65,658	65,403	99,662
Cash and cash equivalents at end of period	$54,272	$65,658	$65,403
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$24,841	$27,659	$28,063
Taxes paid, net of amounts refunded	$5,972	$28,980	$36,073
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NCI BUILDING SYSTEMS, INC.

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In thousands, except share data)
Balance, November 1, 2015	74,529,750	$745	$640,767	$(353,733)	$(8,280)	(447,426)	$(7,523)	$271,976
Treasury stock purchases	—	—	—	—	—	(4,589,576)	(64,015)	(64,015)
Retirement of treasury shares	(4,423,564)	(44)	(62,235)	—	—	4,423,564	62,279	—
Issuance of restricted stock	56,868	—	—	—	—	(161,633)	—	—
Stock options exercised	1,418,219	14	12,598	—	—	—	—	12,612
Excess tax shortfall from share-based compensation arrangements	—	—	(289)	—	—	—	—	(289)
Foreign exchange translation losses and other, net of taxes	—	—	—	—	(325)	—	—	(325)
Deferred compensation obligation	—	—	1,387	—	—	—	—	1,387
Unrecognized actuarial losses on pension obligations	—	—	—	—	(1,948)	—	—	(1,948)
Share-based compensation	—	—	10,892	—	—	—	—	10,892
Net income	—	—	—	51,027	—	—	—	51,027
Balance, October 30, 2016	71,581,273	$715	$603,120	$(302,706)	$(10,553)	(775,071)	$(9,259)	$281,317
Treasury stock purchases	—	—	—	—	—	(2,957,838)	(43,603)	(43,603)
Retirement of treasury shares	(3,443,448)	(34)	(50,553)	—	—	3,443,448	50,587	—
Issuance of restricted stock	356,701	4	(4)	—	—	(19,806)	—	—
Stock options exercised	182,923	2	1,651	—	—	—	—	1,653
Excess tax benefits from share-based compensation arrangements	—	—	1,515	—	—	—	—	1,515
Foreign exchange translation gains and other, net of taxes	—	—	(3,547)	(64)	198	—	—	(3,413)
Deferred compensation obligation	235	—	(135)	—	—	18,139	135	—
Unrecognized actuarial gains on pension obligations	—	—	—	—	2,824	—	—	2,824
Share-based compensation	—	—	10,230	—	—	—	—	10,230
Net income	—	—	—	54,724	—	—	—	54,724
Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,938,974)	(51,773)	(51,773)
Retirement of treasury shares	(2,938,974)	(29)	(51,743)	—	—	2,938,974	51,772	—
Issuance of restricted stock	410,520	4	(4)	—	—	181,439	—	—
Stock options exercised	115,424	1	1,278	—	—	—	—	1,279
Foreign exchange translation losses and other, net of taxes	—	—	(55)	—	(93)	—	—	(148)
Deferred compensation obligation	—	—	(954)	—	—	48,876	954	—
Unrecognized actuarial gains on pension obligations	—	—	—	—	916	—	—	916
Share-based compensation	—	—	11,638	—	—	—	—	11,638
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net income	—	—	—	63,106	—	—	—	63,106
Balance, October 28, 2018	66,264,654	$663	$523,788	$(186,291)	$(6,708)	(60,813)	$(1,187)	$330,265
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
We have four operating segments: Engineered Building Systems, Metal Components, Insulated Metal Panels and Metal Coil Coating. Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We market the products in each of our operating segments nationwide primarily through a direct sales force and, in the case of our Engineered Building Systems segment, through authorized builder networks.
Basis of Presentation
Our consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.
Fiscal Year
We use a 52/53 week fiscal year ending on the Sunday closest to October 31. The year end for fiscal 2018 is October 28, 2018. Fiscal years 2018, 2017, and 2016 were 52-week fiscal years.
On November 16, 2018, the board of directors of the Company approved a change to the Company’s fiscal year from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a fiscal year of the 12 month period of January 1 to December 31 of each calendar year, to commence with the fiscal year ending December 31, 2019. The Company will file a transition report on Form 10-Q on or before February 11, 2019 that will cover the transition period from October 29, 2018 to December 31, 2018.
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
(b) Cash and Cash Equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments. As of October 28, 2018, our cash and cash equivalents were only invested in cash.
(c) Accounts Receivable and Related Allowance.  We report accounts receivable net of the allowance for doubtful accounts. Trade accounts receivable are the result of sales of building systems, metal components, insulated metal panels and metal coating services to customers throughout the United States and Canada and affiliated territories, including international builders who resell to end users. Sales are primarily denominated in U.S. dollars. Credit sales do not normally require a pledge of collateral;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

however, various types of liens may be filed to enhance the collection process and we require payment prior to shipment for certain international shipments.
We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016 (in thousands):

	October 28, 2018	October 29, 2017	October 30, 2016
Beginning balance	$8,325	$7,413	$7,695
Provision for bad debts	(491)	1,948	1,343
Amounts charged against allowance for bad debts, net of recoveries	(1,585)	(1,036)	(1,625)
Ending balance	$6,249	$8,325	$7,413
(d) Inventories.  Beginning with our prospective adoption of ASU 2015-11 in the first quarter of fiscal 2018, inventories are stated at the lower of cost or net realizable value less allowance for inventory obsolescence using the First-In, First-Out Method (“FIFO”) for steel coils and other raw materials. Prior inventory balances are stated at the lower of cost or market value less allowance for inventory obsolescence using FIFO. See Note 3 — Accounting Pronouncements.
The components of inventory are as follows (in thousands):

	October 28, 2018	October 29, 2017
Raw materials	$205,902	$150,919
Work in process and finished goods	48,629	47,377
	$254,531	$198,296
The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016 (in thousands):

	October 28, 2018	October 29, 2017	October 30, 2016
Beginning balance	$5,205	$3,984	$3,749
Provisions	3,069	1,923	1,463
Dispositions	(1,655)	(702)	(1,228)
Ending balance	$6,619	$5,205	$3,984
The principal raw material used in the manufacturing of our Engineered Building Systems, Metal Components and Insulated Metal Panels segments is steel which we purchase from multiple steel producers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

During fiscal 2018 and 2017, we reclassified $5.0 million and $4.7 million, respectively, from property, plant and equipment to assets held for sale for idled facilities in our Metal Components, Insulated Metal Panels and Engineering Building Systems segments that met the held for sale criteria. The total carrying value of assets held for sale (primarily representing idled facilities in our Insulated Metal Panels and Engineered Building Systems segments) is $7.3 million and $5.6 million at October 28, 2018 and October 29, 2017, respectively. All of these assets continue to be actively marketed for sale or are under contract at October 28, 2018.
During fiscal 2018 and 2017, we sold certain idled facilities in our Metal Components and Engineered Building Systems segments, along with related equipment, which previously had been classified as held for sale. In connection with the sales of these assets, during fiscal 2018 and 2017, we received net cash proceeds of $4.1 million and $3.2 million, respectively, and recognized a net gain (loss) of $0.5 million and $(0.2) million, respectively. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value less cost to sell totaled $5.0 million as of October 28, 2018.
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
Depreciation expense for fiscal 2018, 2017 and 2016 was $32.7 million, $31.7 million and $32.3 million, respectively. Of this depreciation expense, $5.8 million, $5.8 million and $6.4 million was related to computer software and equipment depreciation for fiscal 2018, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Property, plant and equipment consists of the following (in thousands):

	October 28, 2018	October 29, 2017
Land	$17,398	$18,473
Buildings and improvements	172,920	178,019
Machinery, equipment and furniture	356,509	336,163
Transportation equipment	4,287	4,599
Computer software and equipment	116,449	117,515
Construction in progress	28,608	15,092
	696,171	669,861
Less: accumulated depreciation	(459,931)	(442,866)
	$236,240	$226,995
Estimated useful lives for depreciation are:

Buildings and improvements	15	–	39 years
Machinery, equipment and furniture	3	–	15 years
Transportation equipment	4	–	10 years
Computer software and equipment	3	–	7 years
We capitalize interest on capital invested in projects in accordance with Accounting Standards Codification (“ASC”) Topic 835, Interest. For fiscal 2018, 2017 and 2016, the total amount of interest capitalized was $0.4 million, $0.2 million and $0.2 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
(h) Goodwill and Other Intangible Assets.  We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. Prior to July 30, 2017, the test for impairment was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, with the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-04, we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, beginning with the annual goodwill impairment tests occurring on the first day of the fourth quarter of fiscal 2017, if the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
(k) Cost of Sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Purchasing costs and engineering and drafting costs are included in engineering, selling, general and administrative expense. Purchasing costs were $3.9 million, $3.9 million and $5.3 million and engineering and drafting costs were $41.1 million, $43.1 million and $44.2 million in each of fiscal 2018, 2017 and 2016, respectively. Approximately $2.3 million and $2.6 million of these engineering, selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2018 and 2017, respectively.
(l) Warranty.  We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to twenty years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities in our consolidated balance sheets depending on when the revenues are expected to be recognized. Deferred revenue of $25.3 million, classified within other accrued expenses at October 29, 2017 has been reclassified to other long-term liabilities to correct the prior year balance sheet classification. See Note 10 — Warranty.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
(n) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $9.3 million, $7.1 million and $7.1 million in fiscal 2018, 2017 and 2016, respectively.
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
(p) Share-Based Compensation.  Compensation expense is recorded for restricted stock awards under the fair value method. Compensation expense for performance stock units (“PSUs”) granted to our senior executives and Performance Share Awards granted to our key employees is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. We recorded pre-tax compensation expense relating to restricted stock awards, Performance Share Awards, stock options and performance share unit awards of $11.6 million, $10.2 million and $10.9 million for fiscal 2018, 2017 and 2016, respectively. Included in the share-based compensation expense during fiscal 2018 were accelerated awards of $3.6 million due to the retirement of the Company’s former CEO. See Note 7 — Share-Based Compensation.
(q) Foreign Currency Re-measurement and Translation.  The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in other income in the current period. Net foreign currency re-measurement losses were $0.3 million and $0.8 million for the fiscal years ended October 29, 2017 and October 30, 2016, respectively. For the fiscal year ended October 28, 2018, the net foreign currency re-measurement gain (loss) was insignificant.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency (losses) gains included in other income for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016 were $(0.2) million, $0.8 million and $(0.6) million, respectively. Net foreign currency translation adjustments, net of tax, and included in other comprehensive income were $(0.1) million, $0.2 million and $(0.3) million for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liability, and classification on the statement of cash flows. We adopted ASU 2016-09 in our first quarter in fiscal 2018. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company applied the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after October 29, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company recognized a cumulative effect adjustment of $1.4 million to increase accumulated deficit on a modified retrospective basis as of October 29, 2017 and has elected to account for forfeitures when they occur on a prospective basis. The standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of the excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the retrospective transition method and reclassified $1.5 million and $(0.3) million of excess tax benefits/(shortfalls) from financing activities to operating activities on the statement of cash flows for the fiscal year ended October 29, 2017 and October 30, 2016, respectively. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity. Payments for shares withheld for tax withholding purposes of $5.1 million, $2.4 million and $1.1 million are classified on the consolidated statements of cash flows for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

to the ability to create outputs in order to be considered a business. We early adopted ASU 2017-01 in the third quarter of fiscal 2018, as permitted. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standard”), all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for our transition period ending December 31, 2018, using either a full or modified retrospective approach. We performed an assessment of the differences between the new revenue standard and current accounting practices. As part of our implementation process, we identified significant revenue streams and evaluated a sample of contracts within each significant revenue stream in order to determine the effect of the standard on our revenue recognition practices. We are substantially complete with this evaluation. We are in the process of establishing new policies, procedures, and internal controls to be put in place upon adoption of the standard. To adopt the new revenue standard, we will apply the modified retrospective approach, pursuant to which we will record an adjustment to the opening balance of accumulated deficit as of October 29, 2018 (the first day of our transition period ending December 31, 2018) for the impact of applying the new revenue standard to all contracts existing as of the date of application. Although this is still under review and not finalized, we expect that the adjustment related to changes in the timing of revenue recognition for: tolling services within the Metal Coil Coating segment, fixed price contracts within the Insulated Metal Panels segment, and our weathertightness warranties offered primarily in the Engineered Building Systems and Metal Components segments will not be material. We do anticipate the adoption will have a material impact on our financial statement disclosures.
 In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to record most leases on the balance sheet and modifies the classification criteria and accounting for sales-type leases and direct financing leases for lessors. ASU 2016-02 is effective for our fiscal year ending December 31,2019, including interim periods within that fiscal year. ASU 2016-02, as amended by ASU 2018-11, Leases: Targeted Improvements, requires entities to use a modified retrospective approach, either, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, or under an alternative transition option, for leases existing at, or entered into after, the adoption date. While we are evaluating the impact that the adoption of this guidance will have on our consolidated financial statements, we currently believe that most of our operating leases will be reflected on the consolidated balance sheet upon adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. ASU 2016-13 is effective for our fiscal year ending December 31, 2020, including interim periods within that fiscal year. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial position, result of operations and cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. We will be required to adopt the amendments in this ASU in our transition period ending December 31, 2018. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. We are evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. We will be required to adopt the amendments in this ASU in the transition period ending December 31, 2018. The application of the amendments will require

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

the use of a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are evaluating the standard and the impact it will have on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. We will be required to adopt this guidance on a retrospective basis in the transition period ending December 31, 2018. The adoption of ASU 2016-18 will not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. We will be required to adopt this guidance in the transition period ending December 31, 2018. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. We are evaluating the standard and the impact it will have on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on the accounting for modifications of stock-based awards. We will be required to adopt this guidance on a prospective basis in the transition period ending December 31, 2018 for share-based payment awards modified on or after the adoption date. We do not anticipate the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. We will be required to adopt this guidance retrospectively in the annual and interim periods for our fiscal year ending December 31, 2020, with early adoption permitted. We are evaluating the impact of adopting this guidance.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which removes disclosures no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. We will be required to adopt this guidance for our fiscal year ending December 31, 2020, with early adoption permitted. Certain provisions are applied prospectively while others are applied retrospectively. We are evaluating the impact of adopting this guidance.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—General (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. We will be required to adopt this guidance in the annual and interim periods for our fiscal year ending December 31, 2020, with early adoption permitted. The amendments in this ASU may be applied either retrospectively or prospectively. We are evaluating the impact ASU 2018-15 will have on our consolidated financial statements.
4. ACQUISITION
Fiscal 2016 acquisition
On November 3, 2015, we acquired manufacturing operations in Hamilton, Ontario, Canada for cash consideration of $2.2 million, net of post-closing working capital adjustments. This business allows us to service customers more competitively within the Canadian and Northeastern United States insulated metal panel (“IMP”) markets. Because the business was acquired from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
The results of operations for this business are included in our Insulated Metal Panels segment. Pro forma financial information and other disclosures for this acquisition have not been presented as such is not material to the Company’s financial position or operating results.
5. RESTRUCTURING
As part of the plans developed in the fourth quarter of fiscal 2015 to improve engineering, selling, general and administrative (“ESG&A”) and manufacturing cost efficiency and optimize our combined manufacturing footprint, we incurred restructuring charges of $1.5 million, including $1.3 million, $1.3 million and $0.1 million in the Engineered Building Systems, Insulated Metal Panels and Corporate segments, respectively, partially offset by a net gain of $1.2 million on sales of facilities in our Engineered Metal Buildings and Metal Components segments, for the fiscal year ended October 28, 2018.
For the fiscal year ended October 29, 2017, we incurred restructuring charges, primarily consisting of severance related costs of $4.7 million, including $3.2 million, $1.2 million and $0.3 million in the Engineered Building Systems segment, Metal Components segment and Corporate, respectively.
For the fiscal year ended October 30, 2016, we incurred restructuring charges, primarily consisting of severance related costs of $3.6 million, including $1.0 million, $1.7 million and $0.9 million in the Engineered Building Systems segment, Metal Components segment and Corporate, respectively. These charges include severance related costs associated with the consolidation and closing of two manufacturing facilities in our Metal Components segment during fiscal 2016. We also incurred approximately $0.6 million of other costs associated with the restructuring actions during fiscal 2016.
The following table summarizes our restructuring plan costs and charges related to the restructuring plans during the fiscal year ended October 28, 2018 and since inception, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended	Costs Incurred To Date (since inception)
	October 28, 2018
General severance	$2,272	$11,234
Plant closing severance	31	3,310
Asset impairments	1,171	7,140
Gain on sale of facility	(2,049)	(2,049)
Other restructuring costs	102	1,415
Total restructuring costs	$1,527	$21,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through October 28, 2018 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance, November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance, November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance, October 30, 2016	$482	$—	$482
Costs incurred	2,350	1,539	3,889
Cash payments	(2,549)	(1,539)	(4,088)
Balance, October 29, 2017	$283	$—	$283
Costs incurred	2,272	31	2,303
Cash payments	(2,134)	(31)	(2,165)
Balance at October 28, 2018	$421	$—	$421

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

We expect to fully execute our plans in phases over the next 3 months and estimate that additional restructuring charges associated with these plans will not be material.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Engineered Building Systems	Metal Components	Insulated Metal Panels	Metal Coil Coating	Total
Balance, October 30, 2016	$14,310	$7,110	121,444	$11,407	$154,271
Impairment (1)	—	—	—	(6,000)	(6,000)
Other, net	—	—	20	—	20
Balance, October 29, 2017	$14,310	$7,110	121,464	5,407	$148,291
Balance, October 28, 2018	$14,310	$7,110	$121,464	$5,407	$148,291
(1) Our July 31, 2017 goodwill impairment testing indicated an impairment as the carrying value of CENTRIA’s coil coating operations, included in our Metal Coil Coating segment, exceeded its fair value. As a result, we recorded a non-cash charge of $6.0 million in goodwill impairment on our consolidated statements of operations for the year ended October 29, 2017.
In accordance with ASC Topic 350, Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that we have six reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our Engineered Building Systems segment has one reporting unit, our Metal Components segment has two reporting units, our Insulated Metal Panels segment has two reporting units and our Metal Coil Coating segment has one reporting unit.
In the first quarter of fiscal 2018 we assessed goodwill for impairment upon the change in reporting segments, which changed the composition of the Metal Coil Coating reporting unit. At the beginning of the fourth quarter of each fiscal year, we perform

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

an annual impairment assessment of goodwill and indefinite-lived intangible assets. Additionally, we assess goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the fair value may be below the carrying value. We completed our interim impairment test as of January 29, 2018 and our annual impairment assessment of goodwill and indefinite-lived intangible assets as of July 30, 2018. We elected to apply the qualitative assessment for each of the reporting units with goodwill and the indefinite lived intangibles for the interim and annual tests. Under the qualitative assessment, relevant events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified. These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and negative categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using relative weightings. Based on our assessment of these tests, we do not believe it is more likely than not that the fair value of these reporting units or the indefinite-lived intangible assets are less than their respective carrying amounts.
The following table represents all our intangible assets activity for the fiscal years ended October 28, 2018 and October 29, 2017 (in thousands):

	Range of Life (Years)			October 28, 2018	October 29, 2017
Amortized intangible assets:
Cost:
Trade names		15		$29,167	$29,167
Customer lists and relationships	12	–	20	136,210	136,210
				$165,377	$165,377
Accumulated amortization:
Trade names				$(12,657)	$(10,713)
Customer lists and relationships				(38,646)	(30,971)
				$(51,303)	$(41,684)

Net book value				$114,074	$123,693
Indefinite-lived intangible assets:
Trade names				13,455	13,455
Total intangible assets at net book value				$127,529	$137,148
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
All other intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. As of October 28, 2018 and October 29, 2017, the weighted average amortization period for all our intangible assets was 14.2 years and 15.0 years, respectively. Amortization expense of intangibles was $9.6 million, $9.6 million and $9.6 million for 2018, 2017 and 2016, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2019	$9,620
2020	9,327
2021	9,064
2022	8,721
2023	8,667
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

7. SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”) is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). As a general rule, option awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve. Awards may be paid in cash, shares of our Common Stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee.
As of October 28, 2018, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to four years or earlier upon death, disability or a change in control. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
A total of approximately 3,771,000 and 2,287,000 shares were available at October 28, 2018 and October 29, 2017, respectively, under the Incentive Plan for the further grants of awards.
Our option awards and time-based restricted stock awards are typically subject to graded vesting over a service period, which is typically three or four years. Our performance-based and market-based restricted stock awards are typically subject to cliff vesting at the end of the service period, which is typically three years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for each annual award grant. In addition, certain of our awards provide for accelerated vesting upon qualified retirement, after a change in control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.
We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in our first quarter in fiscal 2018. For additional information see Note 3 - Accounting Pronouncements.
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
There were 115,424, 182,923 and 1,418,219 options exercised during fiscal 2018, 2017 and 2016, respectively. Cash received from the option exercises was $1.3 million, $1.7 million and $12.6 million during fiscal 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised in fiscal 2018, 2017 and 2016 was $0.8 million, $1.4 million and $9.9 million, respectively.
During fiscal 2017 and 2016, we granted 10,424 and 28,535 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2017 and 2016 was $6.59 and $5.38, respectively. We did not grant stock options during fiscal 2018.
The weighted average assumptions for the option awards granted on December 15, 2016 and December 15, 2015 are as follows:

	December 15, 2016	December 15, 2015
Expected volatility	42.63%	43.71%
Expected term (in years)	5.50	5.50
Risk-free interest rate	2.15%	1.77%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The following is a summary of stock option transactions during fiscal 2018, 2017 and 2016 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, November 1, 2015	1,904	$9.85
Granted	29	12.76
Exercised	(1,418)	(8.89)
Cancelled	(7)	(227.21)
Balance, October 30, 2016	508	10.24
Granted	11	15.70
Exercised	(183)	(9.03)
Balance, October 29, 2017	336	11.06
Exercised	(115)	11.09
Cancelled	(6)	15.70
Balance, October 28, 2018	215	$10.94	2.9	$428
Exercisable at October 28, 2018	212	$10.86	2.8	$428
The following summarizes additional information concerning outstanding options at October 28, 2018 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
194	2.5 years	$10.30
21	6.4 years	16.90
215	2.9 years	$10.94
The following summarizes additional information concerning options exercisable at October 28, 2018 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Exercise Price
194	$10.30
18	16.88
212	$10.86
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

age, the unvested restricted stock will be forfeited. If a change in control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the fiscal years 2018, 2017 and 2016, we granted PSUs with fair values of approximately $3.8 million, $4.6 million and $4.7 million, respectively, to the Company’s senior executives.
The restricted stock units granted in December 2017, 2016 and 2015 to our senior executives vest one-third annually. For the restricted stock units granted in December 2014 to our senior executives, two-thirds vested on December 15, 2016 and one-third vested on December 15, 2017. The PSUs granted in December 2017, 2016 and 2015 to our senior executives cliff vest at the end of the three-year performance period. For the PSUs granted in December 2014 to our senior executives, one-half vested on December 15, 2016 and one-half vested on December 15, 2017.
Long-term incentive awards granted to our key employees generally have a three-year performance period. Long-term incentive awards are granted 50% in restricted stock units and 50% in PSUs. Vesting of PSUs is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. However, a minimum of 50% of the awards will vest upon continued employment over the three-year period if the minimum targets are not met. The PSUs vest earlier upon death, disability or a change in control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. The fair value and cash value of Performance Share Awards granted in fiscal 2018, 2017 and 2016 are as follows (in millions):

	Fiscal year ended
	October 28, 2018	October 29, 2017	October 30, 2016
Equity fair value	$2.8	$2.0	$2.4
Cash value	$—	$2.0	$2.1
On December 15, 2017, the performance period ended for certain PSUs granted to senior executives and key employees in December 2014. The PSUs vested at 69.4%, and resulted in the issuance of 0.1 million shares, net of shares withheld for taxes.
During fiscal 2018, 2017 and 2016, we granted time-based restricted stock awards with a fair value of $7.1 million, $4.5 million and $4.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Restricted stock and performance award transactions during fiscal 2018, 2017 and 2016 were as follows (in thousands, except weighted average grant prices):

	Restricted Stock and Performance Awards
	Time-Based		Performance-Based		Market-Based
	Number of Shares	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price
Balance, November 1, 2015	828	$15.87	343	$17.19	40	$11.78
Granted	329	12.64	516	12.76	71	14.60
Vested	(335)	15.09	—	—	—	—
Forfeited	(60)	14.33	(60)	15.22	(4)	13.81
Balance, October 30, 2016	762	$14.91	799	$14.82	107	$14.02
Granted	285	15.84	362	15.70	58	16.03
Vested	(392)	15.14	(165)	16.07	—	—
Forfeited	(27)	14.41	(124)	15.88	(21)	11.51
Balance, October 29, 2017	628	$15.21	872	$14.76	144	$15.15
Granted	367	19.37	281	19.65	44	19.65
Vested	(423)	15.67	(94)	17.07	—	—
Forfeited	(64)	17.15	(183)	16.26	(43)	16.49
Balance, October 28, 2018	508	$17.58	876	$16.14	145	$16.02

(1)	The number of restricted stock shown reflects the shares that would be granted if the target level of performance is achieved. The number of shares actually issued may vary.
Share-Based Compensation Expense
Share-based compensation expense is recorded over the requisite service or performance period. For awards with performance conditions, the amount of share-based compensation expense recognized is based upon the probable outcome of the performance conditions, as defined and determined by management. With the adoption of ASU 2016-09 in the first quarter of fiscal 2018, we account for forfeitures of outstanding but unvested grants in the period they occur. We estimated a forfeiture rate of 5.0% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal years ended October 29, 2017 and October 30, 2016. These estimates are based on historical forfeiture behavior exhibited by our employees.
Share-based compensation expense as well as the unrecognized share-based compensation expense and weighted average period over which expense attributable to unvested awards will be recognized are as follows (in millions, except weighted average remaining years):

	Fiscal year ended
	October 28, 2018	October 29, 2017	October 30, 2016
Cost of goods sold	$0.9	$1.0	$1.1
Engineering, selling, general and administrative	10.7	9.2	9.8
Total recognized share-based compensation expense	$11.6	$10.2	$10.9

	Fiscal Year Ended October 28, 2018
	Unrecognized Share-Based Compensation Expense	Weighted Average Remaining Years
Stock options	$—	0.1
Time-based restricted stock	4.8	1.9
Performance- and market-based restricted stock	7.0	1.9
Total unrecognized share-based compensation expense	$11.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

As of October 28, 2018, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $3.2 million, $4.0 million and $4.2 million for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016, respectively.
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

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Numerator for Basic and Diluted Earnings Per Common Share:
Net income applicable to common shares	$62,694	$54,399	$50,638
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	66,260	70,629	72,411
Common stock equivalents:
Employee stock options	89	124	446
PSUs and Performance Share Awards	13	25	—
Weighted average diluted number of common shares outstanding	66,362	70,778	72,857

Basic earnings per common share	$0.95	$0.77	$0.70
Diluted earnings per common share	$0.94	$0.77	$0.70

Incentive Plan securities excluded from dilution(1)	1	0	195

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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
9. OTHER ACCRUED EXPENSES
Other accrued expenses are comprised of the following (in thousands):

	October 28, 2018	October 29, 2017
Accrued warranty obligation and deferred warranty revenue	$7,005	$7,082
Deferred revenue	21,040	28,295
Other accrued expenses	53,839	41,520
Total other accrued expenses	$81,884	$76,897

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

10. WARRANTY
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended October 28, 2018 and October 29, 2017 (in thousands):

	October 28, 2018	October 29, 2017
Beginning balance	$32,418	$33,122
Warranties sold	3,297	2,149
Revenue recognized	(2,656)	(2,323)
Cost incurred and other	(2,400)	(530)
Ending balance	30,659	32,418
Less: Current portion	7,005	7,082
Total warranty reserve, less current portion	$23,654	$25,336
11. LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	October 28, 2018	October 29, 2017
Term loan credit facility, due February 2025 and June 2022, respectively	$412,925	$144,147
8.25% senior notes, due January 2023	—	250,000
Asset-based lending credit facility, due February 2023 and June 2019, respectively	—	—
Less: unamortized deferred financing costs(1)	5,699	6,857
Total long-term debt, net of deferred financing costs	407,226	387,290
Less: current portion of long-term debt	4,150	—
Total long-term debt, less current portion	$403,076	$387,290

(1)
Includes the unamortized deferred financing costs associated with the term loan credit facilities and 8.25% senior notes due 2023 (the “Notes”). The unamortized deferred financing costs associated with the asset-based lending credit facilities of $1.1 million and $0.7 million as of October 28, 2018 and October 29, 2017, respectively, are classified in other assets on the consolidated balance sheets.

The scheduled maturity of our debt is as follows (in thousands):

2019	$4,150
2020	4,150
2021	4,150
2022	4,150
2023 and thereafter	396,325
$412,925
Debt Redemption and Refinancing
On February 8, 2018, the Company entered into the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement (each defined below), the proceeds of which, together, were used to redeem the 8.25% senior notes and to refinance the Company’s then existing term loan credit facility and the Company’s then existing asset-based revolving credit facility.
Term Loan Credit Agreement
On February 8, 2018, the Company entered into a Term Loan Credit Agreement (the “Pre-merger Term Loan Credit Agreement”) which provides for a term loan credit facility in an original aggregate principal amount of $415.0 million (“Pre-merger Term Loan Credit Facility”). Proceeds from borrowings under the Pre-merger Term Loan Credit Facility were used,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

together with cash on hand, (i) to refinance the existing term loan credit agreement, (ii) to redeem and repay the Notes and (iii) to pay any fees, premiums and expenses incurred in connection with the refinancing.
The term loans under the Pre-merger Term Loan Credit Agreement will mature on February 7, 2025 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum.
The term loans under the Pre-merger Term Loan Credit Agreement may be prepaid at the Company’s option at any time, subject to minimum principal amount requirements. Prepayments in connection with a repricing transaction (as defined in the Pre-merger Term Loan Credit Agreement) during the first six months after the closing of the Pre-merger Term Loan Credit Facility will be subject to a prepayment premium equal to 1% of the principal amount of the term loans being prepaid. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs). The Company will also have the ability to repurchase a portion of the term loans under the Pre-merger Term Loan Credit Agreement subject to certain terms and conditions set forth in the Pre-merger Term Loan Credit Agreement.
Subject to certain exceptions, the term loans under the Pre-merger Term Loan Credit Agreement will be subject to mandatory prepayment in an amount equal to:

•
the net cash proceeds of (1) certain asset sales (subject to reduction to 50% or 0%, if specified leverage ratio targets are met), (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Pre-merger Term Loan Credit Agreement), subject to reduction to 0% if specified leverage ratio targets are met.
The obligations under the Pre-merger Term Loan Credit Agreement are guaranteed by each direct and indirect U.S. restricted subsidiary of the Company, other than certain excluded subsidiaries, and are secured by:

•
a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor (other than ABL Priority Collateral (as defined below)), including the capital stock of each direct material domestic subsidiary owned by the Company and each guarantor, and 65% of the capital stock of any non-U.S. subsidiary held directly by the Company or any guarantor, subject to customary exceptions (the “Term Loan Priority Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Pre-merger ABL Credit Facility (as defined below); and

•	a perfected security interest in the ABL Priority Collateral, which security interest will be junior to the security interest in the ABL Priority Collateral securing the ABL Credit Facility.
At the Company’s election, the interest rates applicable to the term loans under the Pre-merger Term Loan Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (i) an adjusted LIBOR plus a borrowing margin of 2.00% per annum or (ii) an alternative base rate not less than 1.00% plus a borrowing margin of 1.00% per annum. At October 28, 2018, the interest rate on the Term Loans was 4.24%.
ABL Credit Agreement
On February 8, 2018, the subsidiaries of the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, and the Company as a guarantor, entered into an ABL Credit Agreement (the “Pre-merger ABL Credit Agreement”). The Pre-merger ABL Credit Agreement provides for an asset-based revolving credit facility (the “Pre-merger ABL Credit Facility”) which allows aggregate maximum borrowings by the ABL borrowers of up to $150 million, letters of credit of up to $30 million and up to $20 million for swingline borrowings. Borrowing availability is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and subject to certain other adjustments. Availability is reduced by issuance of letters of credit as well as any borrowings. All borrowings under the Pre-merger ABL Credit Facility mature on February 8, 2023.
The obligations under the Pre-merger ABL Credit Agreement are guaranteed by each direct and indirect U.S. restricted subsidiary of the Company, other than certain excluded subsidiaries, and are secured by:

•
a perfected security interest in all present and after-acquired inventory, accounts receivable, deposit accounts, securities accounts, and any cash or other assets in such accounts (and, to the extent evidencing or otherwise related to such items, all general intangibles, intercompany debt, insurance proceeds, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents, investment property and payment intangibles) and the proceeds of any of the foregoing and all books and records relating to, or arising from, any of the foregoing, except to the extent such proceeds constitute Term Loan Priority Collateral, and subject to customary exceptions (the “ABL Priority

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Collateral”), which security interest is senior to the security interest in the foregoing assets securing the Pre-merger Term Loan Credit Facility; and

•
a perfected security interest in the Term Loan Priority Collateral, which security interest will be junior to the security interest in the Term Loan Priority Collateral securing the Pre-merger Term Loan Credit Facility.

At October 28, 2018 and October 29, 2017, the Company’s excess availability under its asset-based lending credit facilities was $141.0 million and $140.0 million, respectively. At October 28, 2018 and October 29, 2017, the Company had no revolving loans outstanding under its asset-based lending credit facilities. In addition, at October 28, 2018 and October 29, 2017, standby letters of credit related to certain insurance policies totaling approximately $9.0 million and $10.0 million, respectively, were outstanding but undrawn under the Company’s asset-based lending credit facilities.
The Pre-merger ABL Credit Agreement includes a minimum fixed charge coverage ratio of 1.00:1.00, which will apply if the Company fails to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of October 28, 2018 was $14.1 million. Although the Pre-merger ABL Credit Agreement does not require any financial covenant compliance, at October 28, 2018, the Company’s fixed charge coverage ratio, which is calculated on a trailing twelve month basis, was 7.70:1.00.
Loans under the Pre-merger ABL Credit Facility bear interest, at NCI’s option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 0.25% to 0.75% depending on the quarterly average excess availability under such facility; and

(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 1.25% to 1.75% depending on the quarterly average excess availability under such facility.
A commitment fee is paid on the Pre-merger ABL Credit Facility at an annual rate of 0.25% or 0.35%, depending on the average daily used percentage, based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the Pre-merger ABL Credit Facility also apply.
Redemption of 8.25% Senior Notes
On January 16, 2015, the Company issued $250.0 million in aggregate principal of 8.25% senior notes due 2023. On February 8, 2018, the Company redeemed the outstanding $250.0 million aggregate principal amount of the Notes for approximately $265.5 million using the proceeds from borrowings under the Pre-merger Term Loan Credit Facility.
During the fiscal year ended October 28, 2018, the Company incurred a pretax loss, primarily on the extinguishment of the Notes, of $21.9 million, of which approximately $15.5 million represents the premium paid on the redemption of the Notes.
Debt Covenants
The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness, make dividends and other restricted payments, create liens securing indebtedness, engage in mergers and acquisitions, enter into restrictive agreements, amend certain documents in respect of other indebtedness, change the nature of the business and engage in certain transactions with affiliates. As of October 28, 2018, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of October 28, 2018 and October 29, 2017, the Company had an outstanding note payable in the amount of $0.5 million and $0.4 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
12. CD&R FUND VIII Investor Group
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Old Stockholders Agreement”), CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (collectively, the “CD&R Fund VIII Investor Group”) purchased convertible preferred stock, which was later converted to shares of our Common Stock on May 14, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

In January 2014, the CD&R Fund VIII Investor Group completed a registered underwritten offering, in which the CD&R Fund VIII Investor Group offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “2014 Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. In addition, the Company entered into an agreement with the CD&R Fund VIII Investor Group to repurchase 1.15 million shares of its Common Stock at a price per share equal to the price per share paid by the underwriters to the CD&R Fund VIII Investor Group in the underwritten offering (the “2014 Stock Repurchase”). The 2014 Stock Repurchase, which was completed at the same time as the 2014 Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Fund VIII Investor Group that was approved and recommended by the Affiliate Transactions Committee of our board of directors.
On July 25, 2016, the CD&R Fund VIII Investor Group completed a registered underwritten offering, in which the CD&R Fund VIII Investor Group offered 9.0 million shares of our Common Stock at a price to the public of $16.15 per share (the “2016 Secondary Offering”). The underwriters also exercised their option to purchase 1.35 million additional shares of our Common Stock from the CD&R Fund VIII Investor Group. The aggregate offering price for the 10.35 million shares sold in the 2016 Secondary Offering was approximately $160.1 million, net of underwriting discounts and commissions. The CD&R Fund VIII Investor Group received all of the proceeds from the 2016 Secondary Offering and no shares in the 2016 Secondary Offering were sold by the Company or any of its officers or directors (although certain of our directors are affiliated with the CD&R Fund VIII Investor Group). In connection with the 2016 Secondary Offering and the 2016 Stock Repurchase (as defined below), we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended October 30, 2016.
On July 18, 2016, the Company entered into an agreement with the CD&R Fund VIII Investor Group to repurchase approximately 2.9 million shares of our Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Fund VIII Investor Group in the underwritten offering (the “2016 Stock Repurchase”). The 2016 Stock Repurchase, which was completed concurrently with the 2016 Secondary Offering, represented a private, non-underwritten transaction between the Company and the CD&R Fund VIII Investor Group that was approved and recommended by the Affiliate Transactions Committee of our board of directors. See Note 18 — Stock Repurchase Program.
On December 11, 2017, the CD&R Fund VIII Investor Group completed a registered underwritten offering of 7,150,000 shares of the Company’s Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Fund VIII Investor Group request, the Company purchased 1.15 million of the 7.15 million shares of the Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Fund VIII Investor Group. The total amount the Company spent on these repurchases was $22.3 million.
At October 28, 2018 and October 29, 2017, the CD&R Fund VIII Investor Group owned approximately 34.4% and 43.8%, respectively, of the outstanding shares of our Common Stock.
13. RELATED PARTIES
Pursuant to the Investment Agreement and the Old Stockholders Agreement, the CD&R Fund VIII Investor Group had the right to designate a number of directors to NCI’s board of directors that was equivalent to the CD&R Fund VIII Investor Group’s percentage interest in the Company. Among other directors appointed by the CD&R Fund VIII Investor Group, our Board of Directors appointed to the board of directors James G. Berges, Nathan K. Sleeper and Jonathan L. Zrebiec. Messrs. Berges, Sleeper and Zrebiec are partners of Clayton, Dubilier & Rice, LLC, (“CD&R, LLC”), an affiliate of the CD&R Fund VIII Investor Group.
As a result of their respective positions with CD&R, LLC and its affiliates, one or more of Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment. Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in the following agreements:

•
the Investment Agreement, pursuant to which the CD&R Fund VIII Investor Group acquired a 68.4% interest in the Company, CD&R Fund VIII’s transaction expenses were reimbursed and a deal fee of $8.25 million was paid to CD&R, Inc., the predecessor to the investment management business of CD&R, LLC, on October 20, 2009;

•
the Old Stockholders Agreement, which set forth certain terms and conditions regarding the Equity Investment and on certain actions of the CD&R Fund VIII Investor Group and their controlled affiliates with respect to the Company, and to provide for, among other things, subscription rights, corporate governance rights and consent rights as well as other obligations and rights;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

•
a Registration Rights Agreement, dated as of October 20, 2009 (the “Old Registration Rights Agreement”), between the Company and the CD&R Fund VIII Investor Group, pursuant to which the Company granted to the CD&R Fund VIII Investor Group, together with any other stockholder of the Company that may become a party to the Old Registration Rights Agreement in accordance with its terms, certain customary registration rights with respect to the shares of our Common Stock held by the CD&R Fund VIII Investor Group; and

•
an Indemnification Agreement, dated as of October 20, 2009 between the Company, NCI Group, Inc., a wholly owned subsidiary of the Company, Robertson-Ceco II Corporation, a wholly owned subsidiary of the Company, the CD&R Fund VIII Investor Group and CD&R, Inc., pursuant to which the Company, NCI Group, Inc. and Robertson-Ceco II Corporation agreed to indemnify CD&R, Inc., the CD&R Fund VIII Investor Group and their general partners, the special limited partner of CD&R Fund VIII and any other investment vehicle that is a stockholder of the Company and is managed by CD&R, Inc. or any of its affiliates, their respective affiliates and successors and assigns and the respective directors, officers, partners, members, employees, agents, representatives and controlling persons of each of them, or of their respective partners, members and controlling persons, against certain liabilities arising out of the Equity Investment and transactions in connection with the Equity Investment, including, but not limited to, the Pre-merger Term Loan Credit Agreement, the Pre-merger ABL Credit Facility, the Exchange Offer, and certain other liabilities and claims.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of October 28, 2018 and October 29, 2017 because of the relatively short maturity of these instruments. The carrying amount of revolving loans outstanding under the asset-based lending facilities approximates fair value as the interest rates are variable and reflective of market rates. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal year ends were (in thousands):

	October 28, 2018		October 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan credit facility, due February 2025 and June 2022, respectively	$412,925	$412,409	$144,147	$144,147
8.25% senior notes, due January 2023	—	—	250,000	267,500
The fair values of the term loan credit facilities and 8.25% senior notes were based on recent trading activities of comparable market instruments, which are level 2 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at October 28, 2018 and October 29, 2017.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 28, 2018 and October 29, 2017, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Recurring fair value measurements
	October 28, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$369	$—	$—	$369
Mutual funds – Growth	1,118	—	—	1,118
Mutual funds – Blend	2,045	—	—	2,045
Mutual funds – Foreign blend	812	—	—	812
Mutual funds – Fixed income	—	941	—	941
Total short-term investments in deferred compensation plan	4,344	941	—	5,285
Total assets	$4,344	$941	$—	$5,285

Liabilities:
Deferred compensation plan liability	$—	$4,639	$—	$4,639
Total liabilities	$—	$4,639	$—	$4,639

	Recurring fair value measurements
	October 29, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$1,114	$—	$—	$1,114
Mutual funds – Growth	958	—	—	958
Mutual funds – Blend	1,948	—	—	1,948
Mutual funds – Foreign blend	915	—	—	915
Mutual funds – Fixed income	—	1,546	—	1,546
Total short-term investments in deferred compensation plan	4,935	1,546	—	6,481
Total assets	$4,935	$1,546	$—	$6,481

Liabilities:
Deferred compensation plan liability	$—	$4,923	$—	$4,923
Total liabilities	$—	$4,923	$—	$4,923

(1)	The unrealized holding gain (loss) was insignificant for the fiscal years ended October 28, 2018 and October 29, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

15. INCOME TAXES
Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes.
The income tax provision for the fiscal years ended 2018, 2017 and 2016, consisted of the following (in thousands):

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Current:
Federal	$16,850	$23,885	$22,602
State	3,483	3,218	3,179
Foreign	545	445	838
Total current	20,878	27,548	26,619
Deferred:
Federal	(2,937)	(358)	105
State	565	769	1,380
Foreign	1,483	455	(167)
Total deferred	(889)	866	1,318
Total provision	$19,989	$28,414	$27,937
The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Statutory federal income tax rate	23.3%	35.0%	35.0%
State income taxes	4.2%	3.2%	3.8%
Production activities deduction	(1.7)%	(3.1)%	(3.4)%
Non-deductible expenses	0.2%	0.9%	1.3%
Revaluation of U.S. deferred income tax due to statutory rate reduction	(1.2)%	—%	—%
One-time repatriation tax on foreign earnings	0.6%	—%	—%
Other	(1.3)%	(1.8)%	(1.3)%
Effective tax rate	24.1%	34.2%	35.4%
The decrease in the effective tax rate for the fiscal year ended October 28, 2018 is a result of the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the federal statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The majority of these changes will be effective for the Company’s fiscal year beginning October 29, 2018. However, the corporate income tax rate reduction is effective December 22, 2017. As such, the Company’s statutory federal corporate income tax rate for the fiscal year ended October 28, 2018 is 23.3%. In addition, the one-time repatriation tax was recognized by the Company for the tax year ended October 28, 2018.
Under ASC Topic 740, Income Taxes ("ASC 740"), a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. U.S. income tax laws are deemed to be effective on the date the president signs tax legislation. The President signed the U.S. Tax Reform legislation on December 22, 2017. In acknowledgment of the substantial changes incorporated in the U.S. Tax Reform, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarizes a three-step approach to be applied each reporting period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete, (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740 based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform. Based upon this review, the Company recognized an estimated income tax benefit with respect to U.S. Tax Reform of $0.6 million. This net income tax benefit reflects a $1.0 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability, partiality offset with a $0.5 million estimated income tax expense associated with the impact of the deemed repatriated earnings from the Company’s foreign subsidiaries, including the one-time repatriation tax of $1.8 million. Due to the Company’s fiscal year-end of October 28, 2018 and the timing of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded in fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information. As such, the Company will continue to update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in the next interim period in accordance with the guidance as outlined in SAB 118, as deemed necessary.
Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2018 and 2017 are as follows (in thousands):

	October 28, 2018	October 29, 2017
Deferred tax assets:
Inventory obsolescence	$2,161	$2,680
Bad debt reserve	1,007	1,686
Accrued and deferred compensation	14,828	16,003
Accrued insurance reserves	1,122	1,816
Deferred revenue	7,495	10,260
Net operating loss and tax credit carryover	1,815	3,686
Depreciation and amortization	536	434
Pension	2,842	6,510
Other reserves	863	716
Total deferred tax assets	32,669	43,791
Less valuation allowance	(11)	—
Net deferred tax assets	32,658	43,791
Deferred tax liabilities:
Depreciation and amortization	(33,926)	(42,632)
U.S. tax on unremitted foreign earnings	—	(1,107)
Other	—	(1,805)
Total deferred tax liabilities	(33,926)	(45,544)
Total deferred tax liability, net	$(1,268)	$(1,753)
We carry out our business operations through legal entities in the U.S., Canada, Mexico and Costa Rica, and carried out operations in China until the sale of our manufacturing facility in China during fiscal 2018. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.
As of October 28, 2018, the $1.8 million net operating loss and tax credit carryforward included $0.1 million for U.S. state loss carryforwards. The state net operating loss carryforwards will expire in 2019 to 2029, if unused. As of October 28, 2018,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

our foreign operations have a net operating loss carryforward of approximately $1.7 million, that will start to expire in fiscal 2028, if unused.
The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016 (in thousands):

	October 28, 2018	October 29, 2017	October 30, 2016
Beginning balance	$—	$210	$115
Additions (reductions)	11	(210)	95
Ending balance	$11	$—	$210
Uncertain tax positions
There were no unrecognized tax benefits at October 28, 2018 and October 29, 2017. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have any accrued interest and penalties related to uncertain tax positions as of October 28, 2018.
We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 28, 2014, as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following (in thousands):

	October 28, 2018	October 29, 2017
Foreign exchange translation adjustments	$(89)	$3
Defined benefit pension plan actuarial losses, net of tax	(6,619)	(7,534)
Accumulated other comprehensive loss	$(6,708)	$(7,531)
17. OPERATING LEASE COMMITMENTS
We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of October 28, 2018, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2019	$13,951
2020	8,223
2021	6,202
2022	5,001
2023	3,928
Thereafter	7,693
Rental expense incurred from operating leases, including leases with terms of less than one year, for 2018, 2017 and 2016 was $20.1 million, $19.4 million and $17.8 million, respectively.

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
On July 18, 2016, the Company entered into an agreement with the CD&R Fund VIII Investor Group to repurchase approximately 2.9 million shares of our Common Stock for $45.0 million based on the price per share paid by the underwriters to the CD&R Fund VIII Investor Group in the 2016 Secondary Offering. The 2016 Stock Repurchase (as defined in Item 1. Business) represented a private, non-underwritten transaction between the Company and the CD&R Fund VIII Investor Group that was approved and recommended by the Affiliate Transactions Committee of our board of directors. The closing of the 2016 Stock Repurchase occurred on July 25, 2016 concurrently with the closing of the 2016 Secondary Offering. The 2016 Stock Repurchase was funded by the Company’s cash on hand. In addition to the 2016 Stock Repurchase, the Company repurchased 1.6 million shares of its Common Stock for $17.9 million during fiscal 2016 through open-market purchases under the authorized stock repurchase programs.
On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s Common Stock.
During fiscal 2017 and fiscal 2018, the Company repurchased 2.8 million shares of its Common Stock for $41.2 million and 2.7 million shares of its Common Stock for $46.7 million, respectively, through open-market purchases under the authorized stock repurchase programs. The fiscal 2018 repurchases included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Fund VIII Investor Group 2017 Secondary Offering (see Note 12 — CD&R Fund VIII Investor Group). As of October 28, 2018, approximately $55.6 million remains available for stock repurchases under the programs authorized on October 10, 2017 and March 7, 2018. The authorized programs have no time limit on their duration, but our Pre-merger Term Credit Agreement and Pre-merger ABL Credit Agreement apply certain limitations on our repurchase of shares of our Common Stock. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
In addition to the Common Stock repurchases, the Company also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock units, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
The Company canceled 4.0 million of the total shares repurchased during fiscal 2016 as well as 0.4 million shares repurchased in prior fiscal years that had been held in treasury stock, resulting in a $62.3 million decrease in both additional paid in capital and treasury stock during the fiscal year ended October 30, 2016. During the fiscal year ended October 29, 2017, the Company canceled 3.0 million of the total shares repurchased during fiscal 2017 as well as 0.4 million shares repurchased in the prior fiscal year that had been held in treasury stock, resulting in a $50.6 million decrease in both additional paid in capital and treasury stock. During fiscal year ended October 28, 2018, the Company canceled 2.7 million shares repurchased under stock repurchase programs and canceled 0.3 million shares of stock that are included in treasury stock purchases and were used to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, resulting in a total $51.8 million decrease in both additional paid in capital and treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Changes in treasury stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, November 1, 2015	447	$7,523
Purchases	4,590	64,015
Issuance of restricted stock	162	—
Retirements	(4,424)	(62,279)
Balance, October 30, 2016	775	$9,259
Purchases	2,958	43,603
Issuance of restricted stock	20	—
Retirements	(3,444)	(50,587)
Deferred compensation obligation	(18)	(135)
Balance, October 29, 2017	291	$2,140
Purchases	2,939	51,773
Issuance of restricted stock	(181)	—
Retirements	(2,939)	(51,772)
Deferred compensation obligation	(49)	(954)
Balance, October 28, 2018	61	$1,187
19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows us to match between 50% and 100% of the participant’s contributions up to 6% of a participant’s pre-tax deferrals, based on a calculation of the Company’s annual return-on-assets. Contributions expense for the fiscal years ended October 28, 2018, October 29, 2017 and October 30, 2016 was $7.6 million, $6.1 million and $5.7 million, respectively, for matching contributions to the Savings Plan.
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
On February 26, 2016, the Company amended its Deferred Compensation Plan, with an effective date of January 31, 2016, to require that amounts deferred into the Company Stock Fund remain invested in the Company Stock Fund until distribution. In accordance with the terms of the Deferred Compensation Plan, the deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. The deferred compensation obligation related to the Company Stock Fund recorded within equity in additional paid-in capital on the consolidated balance sheet was $0.7 million and $1.3 million as of October 28, 2018 and October 29, 2017, respectively. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 60,813 shares in treasury shares, relating to deferred, vested awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.
As of October 28, 2018 and October 29, 2017, the liability balance of the Deferred Compensation Plan was $4.6 million and $4.9 million, respectively, and was included in accrued compensation and benefits on the consolidated balance sheets. We have not made any discretionary contributions to the Deferred Compensation Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

A rabbi trust is used to fund the Deferred Compensation Plan and an administrative committee manages the Deferred Compensation Plan and its assets. The investments in the rabbi trust were $5.3 million and $6.5 million as of October 28, 2018 and October 29, 2017, respectively. The rabbi trust investments include debt and equity securities as well as cash equivalents and are accounted for as trading securities.
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.
Assumptions—Weighted average actuarial assumptions used to determine benefit obligations were as follows:

	October 28, 2018		October 29, 2017
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Discount rate	4.40%	4.20%	3.64%	3.40%
Weighted average actuarial assumptions used to determine net periodic benefit cost (income) were as follows:

	October 28, 2018		October 29, 2017
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Discount rate	3.64%	3.40%	3.64%	3.25%
Expected return on plan assets	6.19%	n/a	6.18%	n/a
Health care cost trend rate-initial	n/a	7.50%	n/a	7.00%
Health care cost trend rate-ultimate	n/a	4.00%	n/a	5.00%
The basis used to determine the overall expected long-term asset return assumption for the Defined Benefit Plans was a 10-year forecast of expected return based on the target asset allocation for the plans. The weighted average expected return for the portfolio over the forecast period is 6.19%, net of investment related expenses, and taking into consideration historical experience, anticipated asset allocations, investment strategies and the views of various investment professionals.
The health care cost trend rate for the OPEB Plans was assumed at 6.5% for years 2019 to 2024, 5.5% for years 2025 to 2035, 5.0% for years 2036 to 2051 and approximately 4.0% per year thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Funded status—The changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on our consolidated balance sheets were as follows (in thousands):

	October 28, 2018			October 29, 2017
Change in projected benefit obligation	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Accumulated benefit obligation	$51,032	$7,354	$58,386	$56,378	$7,698	$64,076
Projected benefit obligation – beginning of fiscal year	$56,378	$7,698	$64,076	$58,551	$8,347	$66,898
Interest cost	1,976	247	2,223	2,055	257	2,312
Service cost	87	28	115	97	36	133
Benefit payments	(3,838)	(822)	(4,660)	(3,681)	(546)	(4,227)
Plan amendments	—	—	—	275	—	275
Actuarial (gains) losses	(3,571)	203	(3,368)	(919)	(396)	(1,315)
Projected benefit obligation – end of fiscal year	$51,032	$7,354	$58,386	$56,378	$7,698	$64,076

	October 28, 2018			October 29, 2017
Change in plan assets	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Fair value of assets – beginning of fiscal year	$49,564	$—	$49,564	$46,160	$—	$46,160
Actual return on plan assets	(263)	—	(263)	5,041	—	5,041
Company contributions	2,262	822	3,084	2,044	546	2,590
Benefit payments	(3,838)	(822)	(4,660)	(3,681)	(546)	(4,227)
Fair value of assets – end of fiscal year	$47,725	$—	$47,725	$49,564	$—	$49,564

	October 28, 2018			October 29, 2017
Funded status	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Fair value of assets	$47,725	$—	$47,725	$49,564	$—	$49,564
Benefit obligation	51,032	7,354	58,386	56,378	7,698	64,076
Funded status	$(3,307)	$(7,354)	$(10,661)	$(6,814)	$(7,698)	$(14,512)
Benefit obligations in excess of fair value of assets of $10.7 million and $14.5 million as of October 28, 2018 and October 29, 2017, respectively, are included in other long-term liabilities on the consolidated balance sheets.
Plan assets—The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

As of October 28, 2018 and October 29, 2017, the weighted average asset allocations by asset category for the Defined Benefit Plans were as follows (in thousands):

Investment type	October 28, 2018	October 29, 2017
Equity securities	55%	58%
Debt securities	7%	35%
Master limited partnerships	3%	3%
Cash and cash equivalents	31%	1%
Real estate	3%	2%
Other	1%	1%
Total	100%	100%
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
The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the RCC Pension Plan as follows: 45% US bonds, 17% large cap US equities, 13% foreign equity, 5% master limited partnerships, 2% commodity futures, 4% real estate investment trusts, 8% emerging markets and 6% small cap US equities. The CENTRIA Benefit Plans have a target asset allocation of approximately 80%-85% equities and 15%-20% fixed income.
The fair values of the assets of the Defined Benefit Plans at October 28, 2018 and October 29, 2017, by asset category and by levels of fair value, as further defined in Note 14 — Fair Value of Financial Instruments and Fair Value Measurements were as follows (in thousands):

	October 28, 2018			October 29, 2017
Asset category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$14,774	$—	$14,774	$463	$—	$463
Mutual funds:
Growth funds	7,235	—	7,235	7,262	—	7,262
Real estate funds	1,245	—	1,245	1,236	—	1,236
Commodity linked funds	528	—	528	544	—	544
Equity income funds	5,043	—	5,043	4,767	—	4,767
Index funds	3,036	35	3,071	2,763	110	2,873
International equity funds	253	1,543	1,796	260	1,726	1,986
Fixed income funds	1,745	1,518	3,263	1,742	1,739	3,481
Master limited partnerships	1,448	—	1,448	1,506	—	1,506
Government securities	—	—	—	—	6,400	6,400
Corporate bonds	—	—	—	—	7,301	7,301
Common/collective trusts	—	9,322	9,322	—	11,745	11,745
Total	$35,307	$12,418	$47,725	$20,543	$29,021	$49,564

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Net periodic benefit cost (income)—The components of the net periodic benefit cost (income) were as follows (in thousands):

	October 28, 2018		October 29, 2017		October 30, 2016
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Interest cost	$1,976	$247	$2,055	$257	$2,354	$261
Service cost	87	28	97	36	137	34
Expected return on assets	(2,916)	—	(2,798)	—	(2,979)	—
Amortization of prior service credit	58	—	(9)	—	(9)	—
Amortization of net actuarial loss	991	—	1,374	—	1,170	—
Net periodic benefit cost	$196	$275	$719	$293	$673	$295
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income are as follows (in thousands):

	October 28, 2018			October 29, 2017
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Unrecognized net actuarial loss	$10,083	$578	$10,661	$11,468	$375	$11,843
Unrecognized prior service credit	195	—	195	252	—	252
Total	$10,278	$578	$10,856	$11,720	$375	$12,095
Unrecognized actuarial gains, net of income tax, of $0.9 million and $2.8 million during fiscal 2018 and 2017, respectively, are included in other comprehensive income (loss) in the consolidated statements of comprehensive income.
The changes in plan assets and benefit obligation recognized in other comprehensive income are as follows (in thousands):

	October 28, 2018		October 29, 2017		October 30, 2016
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Net actuarial gain (loss)	$392	$(203)	$3,144	$396	$(3,443)	$(911)
Amortization of net actuarial loss	991	—	1,374	—	1,170	—
Amortization of prior service cost (credit)	58	—	(9)	—	(9)	—
New prior service cost	—	—	(276)	—	—	—
Total recognized in other comprehensive income (loss)	$1,441	$(203)	$4,233	$396	$(2,282)	$(911)
The estimated amortization for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement is as follows (in thousands):

	October 28, 2018
	Defined Benefit Plans	OPEB Plans	Total
Amortization of prior service credit	$(143)	$—	$(143)
Amortization of net actuarial loss	1,111	—	1,111
Total estimated amortization	$968	$—	$968
Actuarial gains and losses are amortized using the corridor method based on 10% of the greater of the projected benefit obligation or the market related value of assets over the average remaining service period of active employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

We expect to contribute $1.2 million to the Defined Benefit Plans in fiscal 2019. We expect the following benefit payments to be made (in thousands):

Fiscal years ending	Defined Benefit Plans	OPEB Plans	Total
2019	$4,222	$875	$5,097
2020	3,954	798	4,752
2021	3,923	704	4,627
2022	3,847	600	4,447
2023	4,053	609	4,662
2024 - 2028	17,883	2,134	20,017
20. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available and is evaluated on a regular basis by the chief operating decision maker to make decisions regarding the allocation of resources to the segment and assess the performance of the segment. On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018, starting with the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources. We have revised our segment reporting to represent how we now manage our business, recasting prior periods to conform to the current segment presentation.
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes, and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, strategic sourcing, marketing and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense, loss on extinguishment of debt and other (expense) income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Total sales:
Engineered Building Systems	$798,299	$693,980	$672,235
Metal Components	689,344	636,661	586,690
Insulated Metal Panels	504,413	441,404	396,327
Metal Coil Coating	417,296	368,880	346,348
Intersegment sales	(408,775)	(370,647)	(316,672)
Total net sales	$2,000,577	$1,770,278	$1,684,928
External sales:
Engineered Building Systems	$755,353	$659,863	$652,471
Metal Components	612,645	544,669	495,020
Insulated Metal Panels	424,762	372,304	347,771
Metal Coil Coating	207,817	193,442	189,666
Total net sales	$2,000,577	$1,770,278	$1,684,928
Operating income (loss):
Engineered Building Systems	$66,689	$41,388	$62,046
Metal Components	87,593	78,768	70,742
Insulated Metal Panels	47,495	47,932	24,620
Metal Coil Coating	28,588	21,459	32,422
Corporate	(104,445)	(79,767)	(81,051)
Total operating income	$125,920	$109,780	$108,779
Unallocated other expense	(42,825)	(26,642)	(29,815)
Income before income taxes	$83,095	$83,138	$78,964
Depreciation and amortization:
Engineered Building Systems	$8,627	$9,014	$9,767
Metal Components	5,817	5,324	4,944
Insulated Metal Panels	17,604	17,907	17,862
Metal Coil Coating	8,488	8,243	8,284
Corporate	1,789	830	1,067
Total depreciation and amortization expense	$42,325	$41,318	$41,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Capital expenditures:
Engineered Building Systems	$12,433	$5,533	$7,571
Metal Components	9,507	5,708	3,245
Insulated Metal Panels	5,975	5,731	4,744
Metal Coil Coating	9,028	3,376	2,949
Corporate	10,884	1,726	2,515
Total capital expenditures	$47,827	$22,074	$21,024
Property, plant and equipment, net:
Engineered Building Systems	$53,907	$46,620	$50,862
Metal Components	52,119	49,016	49,654
Insulated Metal Panels	57,415	70,853	76,899
Metal Coil Coating	53,819	50,855	54,407
Corporate	18,980	9,651	10,390
Total property, plant and equipment, net	$236,240	$226,995	$242,212
Total assets:
Engineered Building Systems	$225,304	$195,426	$194,190
Metal Components	226,083	186,369	172,048
Insulated Metal Panels	376,488	380,308	388,183
Metal Coil Coating	196,558	175,046	181,497
Corporate	85,942	93,963	89,478
	$1,110,375	$1,031,112	$1,025,396
The following table represents summary financial data attributable to various geographic regions for the periods indicated (in thousands):

	Fiscal Year Ended
	October 28, 2018	October 29, 2017	October 30, 2016
Total sales:
United States of America	$1,874,129	$1,666,645	$1,589,479
Canada	99,306	73,090	61,781
China	4	8,923	6,733
Mexico	2,460	4,910	4,060
All other	24,678	16,710	22,875
Total net sales	$2,000,577	$1,770,278	$1,684,928
Long-lived assets:
United States of America	$494,425	$493,203	$523,134
Canada	7,041	8,180	9,247
China	—	448	170
Mexico	10,594	10,603	10,701
Total long-lived assets	$512,060	$512,434	$543,252
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
22. QUARTERLY RESULTS (Unaudited)
Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2018
Sales	$421,349	$457,069	$548,525	$573,634
Gross profit	$91,917	$104,083	$133,401	$133,281
Net income (loss)	$5,249	$(5,684)	$35,986	$27,555
Net income allocated to participating securities	$(38)	$—	$(221)	$(138)
Net income (loss) applicable to common shares(3)	$5,211	$(5,684)	$35,765	$27,417
Income (loss) per common share:(1)(2)
Basic	$0.08	$(0.09)	$0.54	$0.41
Diluted	$0.08	$(0.09)	$0.54	$0.41

FISCAL YEAR 2017
Sales	$391,703	$420,464	$469,385	$488,726
Gross profit	$83,951	$100,839	$114,969	$116,305
Net income	$2,039	$16,974	$18,221	$17,490
Net income allocated to participating securities	$(8)	$(115)	$(102)	$(78)
Net income applicable to common shares(3)	$2,031	$16,859	$18,119	$17,412
Income per common share:(1)(2)
Basic	$0.03	$0.24	$0.26	$0.25
Diluted	$0.03	$0.24	$0.25	$0.25

(1)
The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

(2)	Excludes net income allocated to participating securities. The participating securities are treated as a separate class in computing earnings per share (see Note 8 — Earnings per Common Share).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

(3)	The quarterly income before income taxes were impacted by the following special income (expense) items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2018
Loss on extinguishment of debt	$—	$(21,875)	$—	$—
(Loss) gain on disposition of business	—	(6,686)	1,013	—
Restructuring and impairment charges, net	(1,094)	(488)	439	(769)
Strategic development and acquisition related costs	(727)	(1,134)	(3,642)	(11,661)
Acceleration of CEO retirement benefits	(4,600)	—	—	—
Gain on insurance recovery	—	—	4,741	—
Discrete tax effects of U.S. tax reform	323	—	—	—
Total special income (expense) items in income before income taxes	$(6,098)	$(30,183)	$2,551	$(12,430)

FISCAL YEAR 2017
Goodwill impairment	$—	$—	$—	$(6,000)
Restructuring charges and impairment charges, net	(2,264)	(315)	(1,009)	(1,710)
Strategic development and acquisition related costs	(357)	(124)	(1,297)	(193)
Loss on sale of assets and asset recovery	—	(137)	—	—
Gain on insurance recovery	—	9,601	148	—
Unreimbursed business interruption costs	—	(191)	(235)	(28)
Total special income (expense) items in income before income taxes	$(2,621)	$8,834	$(2,393)	$(7,931)
23. SUBSEQUENT EVENTS
Merger with Ply Gem
On July 17, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC, pursuant to which Ply Gem would be merged with and into NCI, with NCI surviving the Merger and continuing its corporate existence (the “Merger”). On November 15, 2018, at a special meeting of shareholders of NCI, NCI’s shareholders approved the Merger Agreement and the issuance of 58,709,067 shares of NCI common stock, par value $0.01 per share (“NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding after closing. The Merger was consummated on November 16, 2018 and the total value of shares of NCI Common Stock issued pursuant to the Stock Issuance was approximately $713.9 million based on the number of shares issued multiplied by the NCI closing share price of $12.16 on November 16, 2018 (the “Acquisition date”).
In connection with the Merger, on November 16, 2018, NCI assumed (i) the obligations of the company formerly known as Ply Gem Midco, Inc. (“Ply Gem Midco”), a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement (as defined below), (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement (as defined below) and (iii) the obligations of Ply Gem Midco as issuer under the Current Indenture (as defined below).
On April 12, 2018, Ply Gem Midco entered into a Cash Flow Credit Agreement (the “Current Cash Flow Credit Agreement”), by and among Ply Gem Midco, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Current Cash Flow Agent”), and the several banks and other financial institutions from time to time party thereto. As of November 16, 2018, immediately prior to the Merger, the Cash Flow Credit Agreement provided for (i) a term loan facility (the “Current Term Loan Facility”) in an original aggregate principal amount of $1,755.0 million and (ii) a cash flow-based revolving credit facility (the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

“Current Cash Flow Revolver” and together with the Current Term Loan Facility, the “Current Cash Flow Facilities”) of up to $115.0 million. On November 16, 2018, Ply Gem Midco entered into a Lender Joinder Agreement, by and among Ply Gem Midco, the additional commitment lender party thereto and the Cash Flow Agent, which amended the Current Cash Flow Credit Agreement in order to, among other things, increase the aggregate principal amount of the Current Term Loan Facility by $805.0 million (the “Incremental Term Loans”). Proceeds of the Incremental Term Loans were used to, among other things, (a) finance the Merger and to pay certain fees, premiums and expenses incurred in connection therewith, (b) repay in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement (each as defined below) and (c) repay $325.0 million of borrowings outstanding under the Current ABL Facility (as defined below). On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current Cash Flow Facilities, and NCI became the Borrower (as defined in the Current Cash Flow Credit Agreement) under the Current Cash Flow Facilities. The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Current Term Loan Facility on April 12, 2025. There are no amortization payments under the Current Cash Flow Revolver, and all borrowings under the Current Cash Flow Revolver mature on April 12, 2023. At November 16, 2018, following consummation of the Merger, there was $2,555.6 million outstanding under the Current Term Loan Facility and there were no amounts drawn on the Current Cash Flow Revolver.
On April 12, 2018, Ply Gem Midco and certain subsidiaries of Ply Gem Midco entered into an Current ABL Credit Agreement (the “Current ABL Credit Agreement”), by and among Ply Gem Midco, the subsidiary borrowers from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent (the “ABL Agent”), and the several banks and other financial institutions from time to time party thereto, which provided for an asset-based revolving credit facility (the “Current ABL Facility”) of up to $360.0 million, consisting of (i) $285.0 million available to U.S. borrowers (subject to U.S. borrowing base availability) (the “ABL U.S. Facility”) and (ii) $75.0 million available to both U.S. borrowers and Canadian borrowers (subject to U.S. borrowing base and Canadian borrowing base availability) (the “ABL Canadian Facility”). On October 15, 2018, Ply Gem Midco entered into Amendment No. 2 to the Current ABL Credit Agreement, by and among Ply Gem Midco, the incremental lender party thereto and the ABL Agent, which amended the Current ABL Credit Agreement in order to, among other things, increase the aggregate commitments under the Current ABL Facility by $36.0 million to $396.0 million overall, and with the (x) ABL U.S. Facility being increased from $285.0 million to $313.5 million and (y) the ABL Canadian Facility being increased from $75.0 million to $82.5 million. On November 16, 2018, Ply Gem Midco entered into Amendment No. 4 to the Current ABL Credit Agreement, by and among Ply Gem Midco, the incremental lenders party thereto and the ABL Agent, which amended the Current ABL Credit Agreement in order to, among other things, increase the aggregate commitments under the Current ABL Facility by $215.0 million (the “Incremental ABL Commitments”) to $611.0 million overall, and with the (x) ABL U.S. Facility being increased from $313.5 million to approximately $483.7 million and (y) the ABL Canadian Facility being increased from $82.5 million to approximately $127.3 million. On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current ABL Facility, and NCI became the Parent Borrower (as defined in the Current ABL Credit Agreement) under the Current ABL Facility. The Company and, at the Company’s option, certain of the Company’s subsidiaries are the borrowers under the Current ABL Facility. As of November 16, 2018, and following consummation of the Merger, (a) Ply Gem Industries, Inc., Atrium Windows and Doors, Inc., NCI Group, Inc. and Robertson-Ceco II Corporation were U.S. subsidiary borrowers under the Current ABL Facility, and (b) Gienow Canada Inc., Mitten Inc., North Star Manufacturing (London) Ltd. and Robertson Building Systems Limited were Canadian borrowers under the Current ABL Facility. All borrowings under the Current ABL Facility mature on April 12, 2023. At November 16, 2018, following consummation of the Merger, there were no amounts drawn and $24.7 million of letters of credit issued under the Current ABL Facility.
On April 12, 2018, Ply Gem Midco issued $645.0 million aggregate principal amount of 8.00% Senior Notes due 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes were issued pursuant to an Indenture, dated as of April 12, 2018 (as supplemented from time to time, the “Current Indenture”), by and among Ply Gem Midco, as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee. On November 16, 2018, in connection with the consummation of the Merger, the Company entered into a supplemental indenture and assumed the obligations of Ply Gem Midco as issuer under the Current Indenture and the 8.00% Senior Notes. The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15.
On November 16, 2018, in connection with the incurrence by Ply Gem Midco of the Incremental Term Loans and the obtaining by Ply Gem Midco of the Incremental ABL Commitments, following consummation of the Merger, the Company (a) terminated all outstanding commitments and repaid all outstanding amounts under the Term Loan Credit Agreement, dated as of February 8, 2018 (the “Pre-merger Term Loan Credit Agreement”), by and among the Company, as borrower, the several

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

banks and other financial institutions from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and (b) terminated all outstanding commitments and repaid all outstanding amounts under the ABL Credit Agreement, dated as of February 8, 2018 (the “Pre-merger ABL Credit Agreement”), by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company, as a guarantor, the other borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Outstanding letters of credit under the Pre-merger ABL Credit Agreement were cash collateralized. We estimate we will record an immaterial loss on extinguishment, primarily related to the Incremental Term Loans.
The Company incurred approximately $15.3 million of acquisition expenses during fiscal 2018 related to the Merger, primarily for various third-party consulting and due-diligence services, and investment bankers’ fees, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 28, 2018, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Management’s report on internal control over financial reporting is included in Item 8 and is incorporated herein by reference.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2019 is incorporated by reference herein.
Item 11. Executive Compensation.
The information under the captions “Compensation Discussion & Analysis,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2019 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Outstanding Capital Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2019 is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the captions “Board of Directors” and “Transactions with Related Persons” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2019 is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2019 is incorporated by reference herein.

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

3.	Exhibits.
Index to Exhibits

2.1
Agreement and Plan of Merger, dated July 17, 2018, by and among Ply Gem Parent, LLC, NCI Building Systems, Inc. and solely for the purposes of Section 6.1(e), 6.5(a)(i), 6.5(a)(ii), 6.5(a)(iv), 6.5(b) and 6.5(c), Clayton, Dubilier and Rice, LLC. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated July 19, 2018 and incorporated by reference herein)

2.2
Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of NCI Building Systems, Inc. (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
3.2
Sixth Amended and Restated By-laws of NCI Building Systems, Inc., effective as of November 16, 2018 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)
4.2
Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.3
First Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.4
Second Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.5
Third Supplemental Indenture, dated as of April 13, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.6
Fourth Supplemental Indenture, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.7
Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.8
Stockholders Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC and AIC Finance Partnership, L.P. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.9
Registration Rights Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC, AIC Finance Partnership, L.P. (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

†10.1
2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012 (filed as Annex A to NCI’s Proxy Statement for the Annual Meeting held February 26, 2013 and incorporated by reference herein)

†10.2	NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective December 1, 2009) (filed as Exhibit 4.5 to Form S-8 dated April 23, 2010 and incorporated by reference herein)
†10.3	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10.4	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10.5
Form of 2010 Nonqualified Stock Option Agreement to Top Eight (8) Executive Officers (filed as Exhibit 99.4 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)

†10.6	NCI Senior Executive Bonus Plan (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)
†10.7
Employment Agreement, effective September 1, 2015, by and between NCI Building Systems, Inc. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2015 and incorporated by reference herein)

†10.8
Conditional Offer of Employment, dated as of August 27, 2014, by NCI Group, Inc. to Katy Theroux (filed as Exhibit 10.35 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2015 and incorporated by reference herein)

†10.9
Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Senior Executive Officers (December 2015 awards) (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.10
Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Key Employees (December 2015 awards) (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.11
Form of Award Agreement for One-Time Grant of Performance Share Units to Donald R. Riley and John L. Kuzdal (December 2015) (filed as Exhibit 10.3 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.12
General Form of Award Agreement for Equity Awards (December 2015) (filed as Exhibit 10.4 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.13
Form of Award Agreement for Director Restricted Stock Units (December 2015) (filed as Exhibit 10.5 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.14
Form of Award Agreement for Director Stock Options (December 2015) (filed as Exhibit 10.6 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.15
NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 31, 2016) (filed as Exhibit 10.7 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.16
First Amendment to the NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012, dated May 31, 2016 (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.17
Amendment to Employment Agreement by and between NCI Building Systems, Inc. and Norman C. Chambers, dated June 15, 2016 (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.18
Form of Employment Agreement between NCI Building Systems, Inc. and named executive officers (filed as Exhibit 10.3 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.19
Form of Employment Agreement between NCI Building Systems, Inc. and executive officers (filed as Exhibit 10.4 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.20
Form of Award Agreement for Equity Awards, applicable to Restricted Stock Units, Performance Share Units, Stock Options and Performance Cash and Share Awards (December 2016) (filed as Exhibit 10.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 and incorporated by reference herein)

†10.21
Amended and Restated Employment Agreement by and between NCI Building Systems, Inc. and Donald R. Riley, dated June 1, 2017 (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017 and incorporated by reference herein)

10.22
Amendment No. 2 to the Credit Agreement, dated as of May 2, 2017, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated May 02, 2017 and incorporated by reference herein)

10.23
Amendment No. 1 to the Credit Agreement, dated as of June 24, 2013, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 24, 2013 and incorporated by reference herein)

10.24
Credit Agreement, dated as of June 22, 2012, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.25	Amendment No. 3 to Loan and Security Agreement, dated as of November 7, 2014 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
10.26	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 2, 2012 and incorporated by reference herein)
10.27
Amendment No. 1 to Loan and Security Agreement, dated December 3, 2010, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated December 9, 2010 and incorporated by reference herein)

10.28
Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

10.29
Amendment No. 1 to Intercreditor Agreement, dated as of June 22, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Term Loan Administrative Agent and Term Loan Agent, Wells Fargo Capital Finance, LLC, as Working Capital Administrative Agent and Working Capital Agent and Credit Suisse AG, Cayman Islands Branch, as Control Agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.30
Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

10.31
Guarantee and Collateral Agreement, dated as of June 22, 2012, made by the Company and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.32
Amendment No. 1 to Guaranty Agreement, dated as of June 22, 2012, among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, in its capacity as administrative agent and co-collateral agent pursuant to the Loan Agreement (as therein defined) acting for and on behalf of the parties thereto as lenders, NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc. (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.33
Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

10.34
Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

†10.35
Amended and Restated NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, effective as of January 27, 2018 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 02, 2018 and incorporated by reference herein)

10.36
Term Loan Credit Agreement, dated as of February 8, 2018, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)

10.37
Term Loan Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)

10.38
ABL Credit Agreement, dated as of February 8, 2018, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)

10.39
ABL Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)

10.40
Intercreditor Agreement, dated as of February 8, 2018, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)

10.41
Cash Flow Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as borrower, the several banks and other financial institutions from time to time party thereto party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.42
First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.43
Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.44
Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.45
Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.46
ABL Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as parent borrower, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.47
Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.48
Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.49
Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.50
Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.51
ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.52
ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.53
ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

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

NCI BUILDING SYSTEMS, INC.
By:	/s/ James S. Metcalf
James S. Metcalf, Chairman of the Board and Chief Executive Officer
Date: December 19, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ James S. Metcalf	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 19, 2018
James S. Metcalf
/s/ Shawn K. Poe	Chief Financial Officer (Principal Financial Officer)	December 19, 2018
Shawn K. Poe
/s/ Brian P. Boyle	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	December 19, 2018
Brian P. Boyle
*	Director	December 19, 2018
Kathleen J. Affeldt
*	Director	December 19, 2018
George L. Ball
*	Director	December 19, 2018
Gary L. Forbes
*	Director	December 19, 2018
John J. Holland
*	Director	December 19, 2018
John Krenicki
*	Director	December 19, 2018
George Martinez
*	Director	December 19, 2018
Timothy O’Brien
*	Director	December 19, 2018
Nathan K. Sleeper
*	Director	December 19, 2018
Jonathan L. Zrebiec

*By:	/s/ James S. Metcalf
James S. Metcalf, Attorney-in-Fact