Form 10-QT
period 2018-12-31
NCI BUILDING SYSTEMS INC
filed 2019-02-11
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 29, 2018 to December 31, 2018

Commission file number: 1-14315

NCI BUILDING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5020 Weston Parkway, Suite 400, Cary, NC	27513
(Address of principal executive offices)	(Zip Code)

(888) 975-9436
(Registrant’s telephone number, including area code)

Former Address: 10943 North Sam Houston Parkway West, Houston, TX 77064
Former Fiscal Year: Sunday closest to October 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.01 par value - 125,475,859 shares as of February 5, 2019.

Explanatory Note Regarding Change in Fiscal Year End
On November 16, 2018, the Board of Directors of NCI Building Systems, Inc., or the "Company", approved a change to the Company's fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a fiscal year of the 12 month period of January 1 to December 31 of each calendar year. The Company elected to change its fiscal year end in connection with the Merger (as defined below) to align both companies’ fiscal year ends. In connection with this change, this Transition Report on Form 10-Q includes the financial information for the transition period from October 29, 2018 to December 31, 2018, or "transition period". References in this Transition Report on Form 10-Q to fiscal year 2018 or fiscal 2018 refer to the period from October 30, 2017 through October 28, 2018. References in this Transition Report on Form 10-Q to fiscal 2019 refer to the period from January 1, 2019 through December 31, 2019.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Sales	$559,870	$421,349
Cost of sales	475,780	329,432
Gross profit	84,090	91,917
Selling, general and administrative expenses	95,783	74,786
Intangible asset amortization	20,132	2,412
Restructuring and impairment charges, net	1,253	1,094
Strategic development and acquisition related costs	29,094	727
Loss on disposition of business	1,244	—
Income (loss) from operations	(63,416)	12,898
Interest income	68	33
Interest expense	(28,556)	(7,492)
Foreign exchange gain (loss)	(1,713)	471
Loss on extinguishment of debt	(3,284)	—
Other income, net	44	457
Income (loss) before income taxes	(96,857)	6,367
Provision (benefit) for income taxes	(20,667)	1,118
Net income (loss)	$(76,190)	$5,249
Net income allocated to participating securities	—	(38)
Net income (loss) applicable to common shares	$(76,190)	$5,211
Income (loss) per common share:
Basic	$(0.71)	$0.08
Diluted	$(0.71)	$0.08
Weighted average number of common shares outstanding:
Basic	107,813	66,434
Diluted	107,813	66,546
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Comprehensive income (loss):
Net income (loss)	$(76,190)	$5,249
Other comprehensive (loss) income, net of tax:
Foreign exchange translation gains (losses) and other	(4,212)	237
Unrealized loss on derivative instruments	(549)	—
Minimum pension liability for actuarial gain	656	—
Other comprehensive income (loss)	(4,105)	237
Comprehensive income (loss)	$(80,295)	$5,486
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31, 2018	October 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$143,847	$54,272
Restricted cash	3,760	245
Accounts receivable, less allowances of $10,270 and $6,249, respectively	438,505	233,297
Inventories, net	536,675	254,531
Income taxes receivable	1,027	1,012
Investments in debt and equity securities, at market	3,414	5,285
Prepaid expenses and other	69,291	34,821
Assets held for sale	7,272	7,272
Total current assets	1,203,791	590,735
Property, plant and equipment, less accumulated depreciation of $469,911 and $459,931, respectively	614,007	236,240
Goodwill	1,640,211	148,291
Intangible assets, net	1,669,901	127,529
Deferred income taxes	1,198	982
Other assets, net	12,079	6,598
Total assets	$5,141,187	$1,110,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$4,150
Note payable	—	497
Payable pursuant to a tax receivable agreement	24,760	—
Accounts payable	220,857	170,663
Accrued compensation and benefits	72,630	65,136
Accrued interest	41,185	1,684
Accrued income taxes	—	11,685
Other accrued expenses	265,138	81,884
Total current liabilities	650,170	335,699
Long-term debt	3,085,163	403,076
Deferred income taxes	295,675	2,250
Other long-term liabilities	150,197	39,085
Total long-term liabilities	3,531,035	444,411
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000, 125,583,159 and 125,472,260 shares authorized, issued and outstanding at December 31, 2018, respectively; and 100,000,000, 66,264,654 and 66,203,841 shares authorized, issued and outstanding at October 28, 2018, respectively	1,256	663
Additional paid-in capital	1,237,056	523,788
Accumulated deficit	(265,839)	(186,291)
Accumulated other comprehensive loss, net	(10,813)	(6,708)
Treasury stock, at cost (110,899 and 60,813 shares at December 31, 2018 and October 28, 2018, respectively)	(1,678)	(1,187)
Total stockholders’ equity	959,982	330,265
Total liabilities and stockholders’ equity	$5,141,187	$1,110,375
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Cash flows from operating activities:
Net income (loss)	$(76,190)	$5,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,936	10,358
Amortization of deferred financing costs	1,472	435
Loss on extinguishment of debt	3,284	—
Share-based compensation expense	4,457	5,870
Non-cash fair value premium on purchased inventory	21,617	—
Gains on asset sales, net	—	(320)
Provision for doubtful accounts	(786)	(20)
Benefit for deferred income taxes	(21,719)	(1,676)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	141,668	30,858
Inventories	98	(2,237)
Income taxes	(11,107)	2,373
Prepaid expenses and other	18,749	(2,567)
Accounts payable	(88,493)	(31,205)
Accrued expenses	(13,963)	(23,183)
Other, net	1,076	(515)
Net cash provided by (used in) operating activities	11,099	(6,580)
Cash flows from investing activities:
Acquisitions, net of cash acquired	87,078	—
Capital expenditures	(13,586)	(8,109)
Proceeds from sale of property, plant and equipment	—	2,249
Net cash provided by (used in) investing activities	73,492	(5,860)
Cash flows from financing activities:
Proceeds from stock options exercised	—	1,040
Proceeds from ABL facility	—	43,000
Payments on ABL facilities	(325,000)	(33,000)
Proceeds from Incremental Term Loan	802,987	—
Payments on Term Loans	(419,330)	—
Payments on note payable	(497)	(441)
Payments of financing costs	(17,217)	(275)
Payments of debt extinguishment costs	(919)	—
Cash paid for settlement of appraisal shares	(3,531)	—
Payments related to tax withholding for share-based compensation	(4,128)	(4,610)
Payments on tax receivable agreement	(22,504)	—
Payments on contingent consideration	(700)	—
Purchases of treasury stock	—	(46,705)
Net cash provided by (used in) financing activities	9,161	(40,991)
Effect of exchange rate changes on cash and cash equivalents	(662)	237
Net increase (decrease) in cash, cash equivalents and restricted cash	93,090	(53,194)
Cash, cash equivalents and restricted cash at beginning of period	54,517	65,794
Cash, cash equivalents and restricted cash at end of period	$147,607	$12,600

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance, October 28, 2018	66,264,654	$663	$523,788	$(186,291)	$(6,708)	(60,813)	$(1,187)	$330,265
Treasury stock purchases	—	—	—	—	—	(347,040)	(4,128)	(4,128)
Retirement of treasury shares	(296,954)	(3)	(3,634)	—	—	296,954	3,637	—
Issuance of restricted stock	977,226	10	(10)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	58,638,233	586	712,455	—	—	—	—	713,041
Other comprehensive income (loss)	—	—	—	—	(4,105)	—	—	(4,105)
Share-based compensation	—	—	4,457	—	—	—	—	4,457
Cumulative effect of accounting change	—	—	—	(3,358)	—	—	—	(3,358)
Net loss	—	—	—	(76,190)	—	—	—	(76,190)
Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982

Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,916,930)	(51,315)	(51,315)
Retirement of treasury shares	(2,916,930)	(29)	(51,286)	—	—	2,916,930	51,315	—
Issuance of restricted stock	397,406	4	(4)	—	—	181,439	—	—
Stock options exercised	93,636	1	1,039	—	—	—	—	1,040
Foreign exchange translation gain and other, net of taxes	—	—	(23)	—	237	—	—	214
Share-based compensation	—	—	5,870	—	—	—	—	5,870
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net income	—	—	—	5,249	—	—	—	5,249
Balance, January 28, 2018	66,251,796	$663	$519,224	$(244,148)	$(7,294)	(109,689)	$(2,140)	$266,305
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from October 29, 2018 through December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
For additional information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018 filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2018.
Reporting Periods
On November 16, 2018, the Board of Directors approved a change to the Company's fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the 12 month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger (as defined below) to align the Company’s fiscal year end with Ply Gem’s (as defined below). As a result of this change, this Transition Report on Form 10-Q includes the financial information for the transition period from October 29, 2018 to December 31, 2018, referred to herein as the "transition period". References in this Transition Report on Form 10-Q to fiscal year 2018 or fiscal 2018 refer to the period from October 30, 2017 through October 28, 2018. The results of operations for the first quarter of fiscal 2018 are presented as the comparable period. The Company did not recast the consolidated financial statements for the period from October 30, 2017 to December 31, 2017 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified.
From this point forward the Company’s fiscal quarters are based on a four-four-five week calendar with periods ending on the Saturday of the last week in the quarter except that December 31st will always be the year end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.
Change in Operating Segments
For the transition period ended December 31, 2018, the Company began reporting results under three reportable segments: (i) Commercial; (ii) Siding; and (iii) Windows to align with how the Company manages its business, reviews operating performance and allocates resources following the Merger. The Commercial segment will include the aggregate operating results of the legacy NCI businesses, and the Siding and Windows segments will include the operating results of the legacy Ply Gem operating segments.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2018	October 28, 2018
Cash and cash equivalents	$143,847	$54,272
Restricted cash(1)	3,760	245
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$147,607	$54,517

(1)	Restricted cash at December 31, 2018 includes $3.4 million related to collateral for letters of credit.
Net Sales
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, as of October 29, 2018 for the transition period ended December 31, 2018. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
We enter into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. We do not exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We have elected to apply the practical expedient provided for in ASU No. 2014-09 and have not disclosed information regarding remaining performance obligations that have original expected durations of one year or less. Revenue is generally recognized when the product has shipped from our facility and control has transferred to the customer. For a portion of our business, when we process customer owned material, control is deemed to transfer to the customer as the processing is being completed.
Our revenues are adjusted for variable consideration, which includes customer volume rebates and prompt payment discounts. We measure variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Customer returns are recorded as a reduction to sales on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  The Company generally estimates customer returns based upon the time lag that historically occurs between the sale date and the return date while also factoring in any new business conditions that might impact the historical analysis such as new product introduction.  Measurement of variable consideration is reviewed by management periodically and revenue is adjusted accordingly. We do not have significant financing components.
Shipping and handling activities performed by us are considered activities to fulfill the sales of our products. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.
In accordance with certain contractual arrangements, we receive payment from our customers in advance related to performance obligations that are to be satisfied in the future and recognize such payments as deferred revenue, primarily related to our weathertightness warranties (see Note 11 — Warranty).
The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Commercial Net Sales Disaggregation:
Metal building products	$198,483	$275,816
Insulated metal panels	52,044	97,513
Metal coil coating	35,995	48,020
Total	$286,522	$421,349

Siding Net Sales Disaggregation:
Vinyl siding	$43,142	$—
Metal	23,104	—
Injection molded	5,123	—
Stone	2,499	—
Other products	9,106	—
Total	$82,974	$—

Windows Net Sales Disaggregation:
Vinyl windows	$181,624	$—
Aluminum windows	4,700	—
Other	4,050	—
Total	$190,374	$—

Total Net Sales:	$559,870	$421,349

NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standard”), all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for our transition period ended December 31, 2018, using either a full or modified retrospective transition approach. We performed an assessment of the differences between the new revenue standard and current accounting practices. As part of our implementation process, we identified significant revenue streams and evaluated a sample of contracts within each significant revenue stream in order to determine the effect of the standard on our revenue recognition practices. We completed this evaluation and have established new policies, procedures, and internal controls in our adoption of the new revenue standard. We adopted this guidance on a modified retrospective basis, pursuant to which we recorded a $2.6 million adjustment to increase the opening balance of accumulated deficit as of October 29, 2018 (the first day of our transition period ending December 31, 2018) for the impact of applying the new revenue standard. The adjustment related to changes in the timing of revenue recognition for our weathertightness warranties in our Commercial segment. Additional disaggregated revenue disclosures are included in Note 1 — Summary of Significant Accounting Policies.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. We adopted this guidance on a retrospective basis. The application of ASU 2016-15 did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. We adopted this guidance on a modified retrospective basis, pursuant to which we recorded a $0.7 million adjustment to increase the opening balance of accumulated deficit as of October 29, 2018 (the first day of our transition period ended December 31, 2018) for the impact of applying the new standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. We adopted this guidance on a retrospective basis in the transition period ended December 31, 2018. The adoption of this guidance resulted in restricted cash activity previously included in financing activities on our consolidated statement of cash flows to be included as part of the beginning and ending balances of cash and cash equivalents and restricted cash in our consolidated statements of cash flows.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. We adopted this guidance in the transition period ended December 31, 2018 on a retrospective basis to adopt the requirement for separate presentation of the income statement service cost and other components, and on a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on the accounting for modifications of stock-based awards. We adopted this guidance on a prospective basis in the transition period ended December 31, 2018 for share-based payment awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to record most leases on the balance sheet and modifies the classification criteria and accounting for sales-type leases and direct financing leases for lessors. ASU 2016-02 will be effective for our fiscal year ending December 31, 2019, including interim periods within that fiscal year. ASU 2016-02, as amended by ASU 2018-11, Leases: Targeted Improvements, requires entities to use a modified retrospective approach, either, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, or under an alternative transition option, for leases existing at, or entered into after, the adoption date. While we are evaluating the impact that the adoption of this guidance will have on our consolidated financial statements, we currently believe that most of our operating leases will be reflected on the consolidated balance sheet upon adoption. We have selected a lease accounting tool to assist in the accounting under the new leasing standard and are now finalizing implementation of the tool, the required transition adjustments and the associated internal control over financial reporting.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. ASU 2016-13 will be effective for our fiscal year ending December 31, 2020, including interim periods within that fiscal year. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial position, result of operations and cash flows.
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
Additionally, there were various other accounting standards and interpretations issued that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

NOTE 3 — ACQUISITIONS
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). On November 15, 2018, at a special meeting of NCI shareholders, NCI’s shareholders approved, among other items, the Merger Agreement and the issuance in the Merger of 58,709,067 shares of NCI common stock, par value $0.01 per share (“NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018 (the “Closing Date”). The total value of shares of NCI Common Stock issued pursuant to the Stock Issuance was approximately $713.9 million based on the number of shares issued multiplied by the NCI Common Stock closing share price of $12.16 on the Closing Date. There are approximately 70,834 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at December 31, 2018. For accounting and legal purposes, NCI was the accounting and legal acquirer of Ply Gem as of the Closing Date and Ply Gem’s results have been included within NCI from the Closing Date.
Ply Gem is a leading manufacturer of exterior building products in North America, operating in two segments: Siding and Windows. These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada. Vinyl building products have the leading share of sales volume in siding and windows in the United States. Ply Gem also manufactures vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.
Ply Gem strategically fits into NCI’s existing footprint and broadens its service offering to existing and new customers within the building product industry. The Company accounted for the Merger as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Ply Gem based upon fair values as of the Closing Date.
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
On April 12, 2018, Ply Gem Midco entered into a Cash Flow Credit Agreement (the “Current Cash Flow Credit Agreement”), by and among Ply Gem Midco, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), and the several banks and other financial institutions from time to time party thereto. As of November 16, 2018, immediately prior to consummation of the Merger, the Current Cash Flow Credit Agreement provided for (i) a term loan facility (the “Current Term Loan Facility”) in an original aggregate principal amount of $1,755.0 million and (ii) a cash flow-based revolving credit facility (the “Current Cash Flow Revolver” and together with the Current Term Loan Facility, the “Current Cash Flow Facilities”) of up to $115.0 million. On November 16, 2018, Ply Gem Midco entered into a Lender Joinder Agreement, by and among Ply Gem Midco, the additional commitment lender party thereto and the Cash Flow Agent, which amended the Current Cash Flow Credit Agreement in order to, among other things, increase the aggregate principal amount of the Current Term Loan Facility by $805.0 million (the “Incremental Term Loans”). Proceeds of the Incremental Term Loans were used to, among other things, (a) finance the Merger and to pay certain fees, premiums and expenses incurred in connection therewith, (b) repay in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement (each as defined below) and (c) repay $325.0 million of borrowings outstanding under the Current ABL Facility (as defined below). On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current Cash Flow Facilities, and NCI became the Borrower (as defined in the Current Cash Flow Credit Agreement) under the Current Cash Flow Facilities. The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Current Term Loan Facility on April 12, 2025. There are no amortization payments under the Current Cash Flow Revolver, and all borrowings under the Current Cash Flow Revolver mature on April 12, 2023. At November 16, 2018, following consummation of the Merger, there was $2,555.6 million outstanding under the Current Term Loan Facility and there were no amounts drawn on the Current Cash Flow Revolver.
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
In connection with the termination and repayment of the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement, the Company also terminated (i) the Term Loan Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Credit Suisse AG, Cayman Islands Branch, as collateral agent, (ii) the ABL Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Wells Fargo Bank, National Association, as collateral agent, and (iii) the Intercreditor Agreement, dated as of February 8, 2018, between Credit Suisse AG, Cayman Islands Branch and Wells Fargo Bank, National Association, and acknowledged by the Company and certain of its subsidiaries.

Purchase Price Allocation
The Company’s total purchase consideration in the Merger was equal to $728.9 million and is comprised of the Stock Issuance of $713.9 million and a cash payment of $15.0 million by the Company to settle certain third party fees and expenses incurred by Ply Gem. The Company determined the fair values of the tangible and intangible assets acquired and the liabilities assumed in the Merger, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$102,121
Accounts receivable	345,605
Inventories	303,756
Prepaid expenses and other current assets	52,795
Property, plant and equipment	377,383
Intangible assets (trade names/customer relationships)	1,565,000
Goodwill	1,494,053
Other assets	3,262
Total assets acquired	4,243,975
Liabilities assumed:
Accounts payable	139,955
Tax receivable agreement liability	47,355
Other accrued expenses (inclusive of $27.5 million for current warranty liabilities)	245,031
Debt (inclusive of current portion)	2,655,159
Other long-term liabilities (accrued long-term warranty)	76,337
Deferred income taxes	316,156
Other long-term liabilities	35,037
Total liabilities assumed	3,515,030
Net assets acquired	$728,945
There was $854.6 million of goodwill allocated to the Siding segment and $639.4 million allocated to the Windows segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
The final acquisition accounting allocation for the Merger remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include various income tax assets and liabilities, accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remains open as of December 31, 2018, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the third quarter of fiscal 2019.
For the transition period ended December 31, 2018, Ply Gem contributed net sales of approximately $273.3 million and a net loss of $43.6 million from the Closing Date, which has been included within the Company’s consolidated statement of operations. If the Ply Gem acquisition would have occurred at the beginning of the transition period ended December 31, 2018, the Company’s consolidated net sales would have been $753.3 million for the transition period ended December 31, 2018 with a net loss of $47.0 million, basic loss per common share of $(0.37), and diluted loss per common share of $(0.37). If the Merger would have occurred at the beginning of the quarter ended January 28, 2018, the Company’s consolidated net sales would have been $1,137.5 million for the three months ended January 28, 2018 with a net loss of $80.7 million, basic loss per common share of $(0.64), and diluted loss per common share of $(0.64). The unaudited supplemental pro forma financial information was prepared based on the historical information of NCI, Ply Gem, Atrium and Silver Line. The pro forma adjustments include adjustments to depreciation and amortization expense based on the acquisition date fair values of Ply Gem’s property, plant and equipment and intangible assets, net; incremental interest expense associated with the new financing structure post Merger; an increase in cost of sales following the Merger resulting from a step up in value of inventory acquired from Ply Gem; share consideration issued in connection with the Merger; and the inclusion of certain acquisition, compensation and financing-related costs related to the Merger.

The Company incurred approximately $29.1 million of acquisition expenses related to the Merger during the transition period ended December 31, 2018, primarily for various third-party consulting and due-diligence services, and financial advisors’ fees, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
NOTE 4 — GOODWILL
The changes in the goodwill balances during the transition period ended December 31, 2018 relate to the Merger (see Note 3 — Acquisitions for more information on the Merger) and currency translation. The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Commercial	Siding	Windows	Total
Balance, October 28, 2018	$148,291	$—	—	$148,291
Goodwill recognized from Merger	—	854,606	639,447	1,494,053
Currency translation	—	(1,220)	(913)	(2,133)
Balance, December 31, 2018	$148,291	$853,386	$638,534	$1,640,211
NOTE 5 — RESTRUCTURING
The Company developed plans in the fourth quarter of the fiscal year ended November 1, 2015 (“fiscal 2015”) primarily to improve selling, general and administrative (“SG&A”) and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions, dispositions and restructuring efforts. Under these plans, during the transition period ended December 31, 2018 and the three months ended January 28, 2018, we incurred restructuring charges of $1.3 million and $1.1 million, respectively, in the Commercial segment.
The following table summarizes the costs and charges associated with the restructuring plans during the transition period ended December 31, 2018, as well as the cost incurred to date (since inception), which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	October 29, 2018 - December 31, 2018	Cost Incurred To Date (since inception)
General severance	$1,253	$12,487
Plant closing severance	—	3,310
Asset impairments	—	7,140
Gain on sale of facility	—	(2,049)
Other restructuring costs	—	1,415
Total restructuring costs	$1,253	$22,303

The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through December 31, 2018 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance at October 30, 2016	$482	$—	$482
Costs incurred	2,350	1,539	3,889
Cash payments	(2,549)	(1,539)	(4,088)
Balance at October 29, 2017	$283	$—	$283
Costs incurred	2,272	31	2,303
Cash payments	(2,134)	(31)	(2,165)
Balance at October 28, 2018	$421	$—	$421
Costs incurred	1,253	—	1,253
Cash payments	(1,674)	—	(1,674)
Balance at December 31, 2018	$—	$—	$—

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

The Company is substantially complete with the fiscal 2015 restructuring plans.
NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	December 31, 2018	October 28, 2018
Raw materials	$311,183	$205,902
Work in process and finished goods	225,492	48,629
	$536,675	$254,531

During the transition period ended December 31, 2018, the Company incurred approximately $21.6 million in additional cost of goods sold related to the fair value write-up of the Ply Gem inventory as of November 16, 2018.

NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of December 31, 2018 and October 28, 2018 (in thousands):

	Range of Life (Years)			Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2018
Amortized intangible assets:
Trademarks/Trade names	8	–	15	$226,967	$(15,483)	$211,484
Customer lists and relationships	9	–	20	1,503,410	(58,448)	1,444,962

Indefinite-lived intangible assets:
Trade names				13,455	—	13,455
Total intangible assets				$1,743,832	$(73,931)	$1,669,901

	Range of Life (Years)			Cost	Accumulated Amortization	Net Carrying Value
As of October 28, 2018
Amortized intangible assets:
Trademarks/Trade names		15		$29,167	$(12,657)	$16,510
Customer lists and relationships	12	–	20	136,210	(38,646)	97,564

Indefinite-lived intangible assets:
Trade names				13,455	—	13,455
Total intangible assets				$178,832	$(51,303)	$127,529
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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $7.3 million as of December 31, 2018 and October 28, 2018, respectively. All of these assets continued to be actively marketed for sale or were under contract as of December 31, 2018.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $5.0 million as of December 31, 2018.
NOTE 9 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards and long-term incentive awards with performance conditions (“Performance Share Awards”). Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger, on November 16, 2018 awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”). A portion of the Founders Awards was not granted under the Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan consisting of award agreements for select Founders Awards. However, these awards were subject to the same terms and provisions as awards of the same type granted under the Incentive Plan.
As of December 31, 2018, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of restricted stock grants, RSUs, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards, which are settled in cash. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change of control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
As a general rule, option awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days year after death, disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve. Awards may be paid in cash, shares of our Common Stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee.
Our time-based restricted stock awards are typically subject to graded vesting over a service period, which is three or five years. Our performance-based and market-based restricted stock awards are typically subject to cliff vesting at the end of the service period, which is typically three years. Our share-based compensation arrangements are equity classified and we recognize compensation cost for these awards on a straight-line basis over the requisite service period for each award grant. In the case of performance-based awards, expense is recognized based upon management’s assessment of the probability that such performance conditions will be achieved. Certain of our awards provide for accelerated vesting upon a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.
Stock option awards
During the transition period ended December 31, 2018, we granted 3.1 million stock options in connection with the Founders Awards. The options will vest 20% per year on the first through fifth anniversaries of the award. The grant date fair value of options granted during the transition period ended December 31, 2018 was $5.19 per share. We did not grant stock options during the three months ended January 28, 2018.
No options were exercised during the transition period ended December 31, 2018.
Restricted stock units and performance share units
Founders Awards granted to our senior executives and certain key employees include RSUs and PSUs. The RSUs vest upon continued employment 20% per year on the first through fifth anniversary of the award. Vesting of the PSUs is contingent upon continued employment and the achievement of synergies captured from the Merger. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates after 50% of the service period has passed and prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of NCI occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If the plan is accepted, awards will continue to vest as RSUs with a double trigger acceleration upon termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by NCI without cause or by the executive for good reason, the unvested restricted stock is forfeited. If a change in control of NCI occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the restricted stock fully vests. If the plan is accepted, awards will continue to vest with a double trigger acceleration upon termination by NCI without cause or by the executive for good reason. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the transition period ended December 31, 2018, we granted 1.8 million RSUs and 0.6 million (at “target” levels of achievement) PSUs with a total aggregate fair value of $29.1 million in connection with the Founders Awards.

Annual awards to our key employees generally have a three-year performance period. Long-term incentive awards are granted in December 2018 included 100% RSUs. The fair value of RSUs is based on the Company’s stock price as of the date of grant. During the transition period ended December 31, 2018, we granted awards to key employees with equity fair values of $2.1 million. We did not grant awards with cash value to key employees during the transition period ended December 31, 2018. During the three months ended January 28, 2018, we granted time-based restricted stock units with a fair value of $6.7 million, representing 0.3 million shares.
Our Board of Directors approved the treatment of existing awards as if a change in control had occurred, per the respective agreements governing each award. As such, on November 16, 2018, upon consummation of the Merger, certain awards granted in fiscal 2016 and earlier vested, resulting in the issuance of 0.5 million shares, net of shares withheld. Certain other PSUs that were issued in fiscal 2017 and fiscal 2018 converted to RSUs at 100% and continue to vest in accordance with the original schedule. On December 15, 2018, the RSUs which remained subsequent to the change in control vested in accordance with the original schedule resulting in the issuance of 0.2 million shares, net of shares withheld for taxes.
During the transition period ended December 31, 2018 we recorded share-based compensation expense for all awards of $4.5 million, which included $1.3 million of awards of the Company’s former CEO that were accelerated due to the Merger. During the three months ended January 28, 2018, we recorded share-based compensation expense for all awards of $5.9 million, which included accelerated awards of $3.6 million due to the retirement of the Company’s former CEO.
NOTE 10 — EARNINGS PER COMMON SHARE
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

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$(76,190)	$5,211
Denominator for Basic and Diluted Income Per Common Share
Weighted average basic number of common shares outstanding	107,813	66,434
Common stock equivalents:
Employee stock options	—	71
PSUs and Performance Share Awards	—	41
Weighted average diluted number of common shares outstanding	107,813	66,546

Basic income (loss) per common share	$(0.71)	$0.08
Diluted income (loss) per common share	$(0.71)	$0.08

Incentive Plan securities excluded from dilution(1)	2,053	1

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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
NOTE 11 — WARRANTY
The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. Upon the sale of a weathertightness warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities on our consolidated balance sheets depending on when the revenues are expected to be recognized. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the transition period ended December 31, 2018 and three months ended January 28, 2018 (in thousands):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Beginning balance	$30,659	$32,418
Acquisition - Ply Gem	103,842	—
Warranties sold	3,194	747
Revenue recognized	(442)	(724)
Costs incurred and other	(2,738)	(36)
Ending balance	$134,515	$32,405
Less: current portion	34,112	7,072
Total, less current portion	$100,403	$25,333
The Company records the current warranty obligation within other accrued expenses and the long-term warranty obligation within other long-term liabilities within the Company’s consolidated balance sheets at December 31, 2018 and October 28, 2018.
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
CENTRIA Benefit Plans — As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”) which are closed to new participants. Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the CENTRIA Benefit Plans are invested in broadly diversified portfolios of domestic and international equity mutual funds, bonds, mortgages and other funds. CENTRIA also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”).
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
Ply Gem Pension Plans — As a result of the Merger on November 16, 2018, we assumed the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc Retirement Plan (the “MW Plan”). The Ply Gem Plan was frozen during 1998, and no further increases in benefits for participants may occur as a result of increases in service years or compensation. The MW Plan was frozen for salaried participants during 2004 and non-salaried participants during 2005. No additional participants may enter the plan, but increases in benefits for participants as a result of increase in service years or compensation will occur.
We refer to the RCC Pension Plan, the CENTRIA Benefit Plans, the Ply Gem Plan and the MW Plan collectively as the “Defined Benefit Plans” in this Note.

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	October 29, 2018 - December 31, 2018			Three Months Ended January 28, 2018
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$—	$5	$5	$22	$7	$29
Interest cost	469	41	510	494	62	556
Expected return on assets	(580)	—	(580)	(729)	—	(729)
Amortization of prior service credit	(2)	—	(2)	15	—	15
Amortization of net actuarial loss	356	—	356	248	—	248
Net periodic benefit cost	$243	$46	$289	$50	$69	$119
We expect to contribute $2.3 million to the Defined Benefit Plans in the year ending December 31, 2019. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
In accordance with ASC Topic 805, Business Combinations, we have remeasured the projected benefit obligation and fair value of the plan assets of the Ply Gem Plan and MW Plan. The difference between these two amounts was recorded as an assumed liability. We have used the December 31, 2018 actuarial reports to estimate the fair value of the projected benefit obligation and plan assets. The recognition of the net pension asset or liability in the allocation of the purchase price eliminates any previously unrecognized gain or loss and prior service cost. Actuarial assumptions below are based on the December 31, 2018 actuarial report. The following disclosures are for Ply Gem Plan and MW Plan only and are presented to address the above referenced changes due to the Merger.
The following table sets forth the funded status of the combined Ply Gem plans and the amounts recognized in the consolidated balance sheet (in thousands):

December 31, 2018
Fair value of assets	$30,804
Benefit obligation	43,711
Funded status	$(12,907)
Actuarial Assumptions — Ply Gem Plan and MW Plan assets consist of cash and cash equivalents, fixed income mutual funds, equity mutual funds, as well as other investments. The discount rate for the projected benefit obligation was chosen based upon rates of returns available for high-quality fixed-income securities as of the plans’ measurement date. The Company reviewed several bond indices, comparative data, and the plans’ anticipated cash flows to determine a single discount rate which would approximate the rate in which the obligation could be effectively settled. The expected long-term rate of return on assets is based on the historical rate of return on the plans. The weighted average rate assumptions used in determining pension costs and the projected benefit obligation for the period indicated are as follows:

December 31, 2018
Discount rate for projected benefit obligation	4.25%
Discount rate for pension costs	3.50%
Expected long-term average return on plan assets	7.00%

The combined Ply Gem plans weighted-average asset allocations at December 31, 2018 by asset category are as follows:

Asset Category	Target Allocation	Actual Allocation	Weighted Average Expected Long-Term Rate of Return
U.S. large cap funds	25%	21%	3%
U.S. mid cap funds	5%	7%	1%
U.S. small cap funds	3%	3%	1%
International equity	15%	15%	1%
Fixed income	45%	48%	1%
Other investments	7%	6%	—%
Total	100%	100%	7%
Benefit Plan Payments — The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined Ply Gem plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company. We expect the following benefit payments to be made, which reflect expected future service, as appropriate (in thousands):

Fiscal Year	Expected Benefit Payments
2019	$2,475
2020	2,538
2021	2,582
2022	2,650
2023	2,720
2024-2028	14,105
Other Ply Gem Retirement Plan — The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees. The projected benefit obligation relating to this unfunded plan totaled approximately $0.3 million at December 31, 2018. The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2018. Pension expense for the combined Ply Gem plans was approximately $0.1 million for the November 16, 2018 to December 31, 2018 period.
NOTE 13 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	December 31, 2018	October 28, 2018
Asset-based revolving credit facility due April 2023	$—	$—
Asset-based revolving credit facility due February 2023	—	—
Term loan facility due April 2025	2,549,207	—
Term loan facility due February 2025	—	412,925
Cash flow revolver due April 2023	—	—
8.00% senior notes due April 2026	645,000	—
Less: unamortized discounts and unamortized deferred financing costs(1)	(83,444)	(5,699)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,110,763	407,226
Less: current portion of long-term debt	25,600	4,150
Total long-term debt, less current portion	$3,085,163	$403,076

(1)
Includes the unamortized deferred financing costs associated with the term loan facilities and senior notes. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $3.1 million and $1.1 million as of December 31, 2018 and October 28, 2018, respectively, are classified in other assets on the consolidated balance sheets.

Recent Debt Transactions
In connection with the Merger, on November 16, 2018, NCI assumed (i) the obligations of Ply Gem Midco, a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement, (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement and (iii) the obligations of Ply Gem Midco as issuer under the Current Indenture.
February 2018 Debt Redemption and Refinancing
On February 8, 2018, the Company entered into the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement, the proceeds of which, together, were used to redeem the 8.25% senior notes due 2023 (the “8.25% Senior Notes”) and to refinance the Company’s then-existing term loan credit facility and the Company’s then-existing asset-based revolving credit facility.
Term Loan Credit Agreement due February 2025
On February 8, 2018, the Company entered into the Pre-merger Term Loan Credit Agreement which provided for a term loan credit facility in an original aggregate principal amount of $415.0 million (the “Pre-merger Term Loan Credit Facility”). Proceeds from borrowings under the Pre-merger Term Loan Credit Facility were used, together with cash on hand, (i) to refinance the then existing term loan credit agreement, (ii) to redeem and repay the 8.25% Senior Notes and (iii) to pay any fees, premiums and expenses incurred in connection with the refinancing. On November 16, 2018, the Company repaid the remaining $412.9 million aggregate principal amount of the term loans outstanding under the Pre-merger Term Loan Credit Facility for approximately $413.7 million, reflecting remaining principal and interest, using proceeds from the incremental term loan facility entered into in connection with the Merger.
Term Loan Facility due April 2025 and Cash Flow Revolver due April 2023
On April 12, 2018, Ply Gem Midco entered into the Current Cash Flow Credit Agreement, which provides for (i) a term loan facility (the “Current Term Loan Facility”) in an original aggregate principal amount of $1,755.0 million, issued with a discount of 0.5%, and (ii) a cash flow-based revolving credit facility (the “Current Cash Flow Revolver” and together with the Term Loan Facility, the “Current Cash Flow Facilities”) of up to $115.0 million. The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Current Term Loan Facility on April 12, 2025. There are no amortization payments under the Current Cash Flow Revolver, and all borrowings under the Current Cash Flow Revolver mature on April 12, 2023.
On November 16, 2018, the Company entered into an incremental term loan facility in connection with the Merger, which increased the aggregate principal amount of the Current Term Loan Facility by $805.0 million. The proceeds of this incremental term loan facility were used to, among other things, (a) finance the Merger and to pay certain fees, premiums and expenses incurred in connection therewith, (b) repay in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement and (c) repay $325.0 million of borrowings outstanding under the ABL Facility. On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current Cash Flow Facilities, and NCI became the Borrower (as defined in the Current Cash Flow Credit Agreement) under the Current Cash Flow Facilities.
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At December 31, 2018, the interest rates on the Current Term Loan Facility were follows:

Rate
Interest rate	6.18%
Effective interest rate	6.88%
Loans outstanding under the Current Cash Flow Revolver bear annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 2.50% to 3.00% per annum depending on the Company’s secured leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on the Company’s secured leverage ratio. Additionally, unused commitments under the Current Cash Flow Revolver are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Company’s secured leverage ratio.

The Current Term Loan Facility may be prepaid at the Company’s option at any time, subject to minimum principal amount requirements. Prepayments of the Current Term Loan Facility in connection with a repricing transaction (as defined in the Current Cash Flow Credit Agreement) on or prior to April 12, 2019 are subject to a 1.00% prepayment premium. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs). The Current Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
Subject to certain exceptions, the Current Term Loan Facility is subject to mandatory prepayments in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and

•
50% of annual excess cash flow (as defined in the Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. The annual excess cash flow assessment will begin with the Company’s 2019 fiscal year.

The obligations under the Current Cash Flow Credit Agreement are guaranteed by each direct and indirect wholly-owned U.S. restricted subsidiary of the Company, subject to certain exceptions, and are secured by:

•
a perfected security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor (other than ABL Priority Collateral (as defined below)), including the capital stock of each direct material wholly-owned U.S. restricted subsidiary owned by the Company and each subsidiary guarantor, and 65% of the capital stock of any non-U.S. subsidiary held directly by the Company or any subsidiary guarantor, subject to certain exceptions (the “Cash Flow Priority Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Current ABL Facility; and

•	a perfected security interest in the ABL Priority Collateral, which security interest will be junior to the security interest in the ABL Priority Collateral securing the Current ABL Facility.
The Current Cash Flow Revolver includes a financial covenant set at a maximum secured leverage ratio of 7.75:1.00, which will apply if the outstanding amount of loans and drawings under letters of credit which have not then been reimbursed exceeds a specified threshold at the end of any fiscal quarter.
ABL Credit Agreement due February 2023
On February 8, 2018, the subsidiaries of the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, and the Company as a guarantor, entered into the Pre-merger ABL Credit Agreement. The Pre-merger ABL Credit Agreement provided for an asset-based revolving credit facility (the “Pre-merger ABL Credit Facility”) which allowed aggregate maximum borrowings by the ABL borrowers of up to $150.0 million, letters of credit of up to $30.0 million and up to $20.0 million for swingline borrowings. Borrowing availability was determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and subject to certain other adjustments. Availability was reduced by issuance of letters of credit as well as any borrowings. All borrowings under the Pre-merger ABL Credit Facility would have matured on February 8, 2023. This facility was terminated in connection with the Merger and replaced with the Current ABL Facility defined below).
ABL Facility due April 2023
On April 12, 2018, Ply Gem Midco entered into the Current ABL Credit Agreement, which provides for an asset-based revolving credit facility (the “Current ABL Facility”) of up to $360.0 million, consisting of (i) $285.0 million available to U.S. borrowers (subject to U.S. borrowing base availability) (the “ABL U.S. Facility”) and (ii) $75.0 million available to both U.S. borrowers and Canadian borrowers (subject to U.S. borrowing base and Canadian borrowing base availability) (the “ABL Canadian Facility”). The Company and, at their option, certain of their subsidiaries are the borrowers under the Current ABL Facility. All borrowings under the Current ABL Facility mature on April 12, 2023.
On October 15, 2018, Ply Gem Midco entered into an incremental asset-based revolving credit facility of $36.0 million, which upsized the Current ABL Facility to $396.0 million in the aggregate, and with (x) the ABL U.S. Facility being increased from $285.0 million to $313.5 million and (y) the ABL Canadian Facility being increased from $75.0 million to $82.5 million.
On November 16, 2018, Ply Gem Midco entered into an incremental asset-based revolving credit facility of $215.0 million in connection with the Merger, which upsized the Current ABL Facility to $611.0 million in the aggregate, and with (x) the ABL U.S. Facility being increased from $313.5 million to approximately $483.7 million and (y) the ABL Canadian Facility being increased from $82.5 million to approximately $127.3 million. On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current ABL Facility, and NCI became the Parent Borrower (as defined in the ABL Credit Agreement) under the Current ABL Facility.

Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of December 31, 2018, the Company had the following in relation to the Current ABL Facility (in thousands):

December 31, 2018
Excess availability	$491,367
Revolving loans outstanding	—
Letters of credit outstanding	33,930
Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee. At December 31, 2018, the weighted average interest rate on the Current ABL Facility was 3.92%.
The obligations under the Current ABL Credit Agreement are guaranteed by each direct and indirect wholly-owned U.S. restricted subsidiary of the Company, subject to certain exceptions, and are secured by:

•
a perfected security interest in all present and after-acquired inventory, accounts receivable, deposit accounts, securities accounts, and any cash or other assets in such accounts and other related assets owned by the Company and the U.S. subsidiary guarantors and the proceeds of any of the foregoing, except to the extent such proceeds constitute Cash Flow Priority Collateral, and subject to certain exceptions (the “ABL Priority Collateral”), which security interest is senior to the security interest in the foregoing assets securing the Current Cash Flow Facilities; and

•
a perfected security interest in the Cash Flow Priority Collateral, which security interest will be junior to the security interest in the Cash Flow Collateral securing the Current Cash Flow Facilities.

Additionally, the obligations of the Canadian borrowers under the Current ABL Credit Agreement are guaranteed by each direct and indirect wholly-owned Canadian restricted subsidiary of the Canadian borrowers, subject to certain exceptions, and are secured by substantially all assets of the Canadian borrowers and the Canadian subsidiary guarantors, subject to certain exceptions.
The Current ABL Credit Agreement includes a minimum fixed charge coverage ratio of 1.00:1.00, which is tested only when specified availability is less than 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the Current ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days.
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 9.22% as of December 31, 2018, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
On November 16, 2018, in connection with the consummation of the Merger, NCI entered into a supplemental indenture and assumed the obligations of Ply Gem Midco as issuer under the Current Indenture.
The 8.00% Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Current Cash Flow Facilities or the Current ABL Facility (including by reason of being a borrower under the Current ABL Facility on a joint and several basis with the Company or a subsidiary guarantor). The 8.00% Senior Notes are unsecured senior indebtedness and rank equally in right of payment with the Current Cash Flow Facilities and Current ABL Facility. The 8.00% Senior Notes are effectively subordinated to all of the Company’s secured debt, including the Current Cash Flow Facilities and Current ABL Facility, and are senior in right of payment to all subordinated obligations of the Company.
The Company may redeem the 8.00% Senior Notes in whole or in part at any time as set forth below:

•
prior to April 15, 2021, the Company may redeem the 8.00% Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date, plus the applicable make-whole premium;

•
prior to April 15, 2021, the Company may redeem up to 40.0% of the original aggregate principal amount of the 8.00% Senior Notes with proceeds of certain equity offerings, at a redemption price of 108%, plus accrued and unpaid interest, if any, to but not including the redemption date; and

•
on or after April 15, 2021, the Company may redeem the 8.00% Senior Notes at specified redemption prices starting at 104% and declining ratably to 100.0% by April 15, 2023, plus accrued and unpaid interest, if any, to but not including the redemption date.

Redemption of 8.25% Senior Notes
On January 16, 2015, the Company issued $250.0 million in aggregate principal amount of the 8.25% Senior Notes. On February 8, 2018, the Company redeemed the outstanding $250.0 million aggregate principal amount of the 8.25% Senior Notes for approximately $265.5 million using the proceeds from borrowings under the Pre-merger Term Loan Credit Facility.
Loss on Extinguishment of Debt
As a result of the Merger, during the transition period ended December 31, 2018, the Company incurred a $3.3 million pretax loss on the extinguishment of the Pre-merger Term Loan Credit Facility and the Pre-merger ABL Credit Agreement, of which approximately $2.4 million represented unamortized debt issuance costs on the Pre-merger Term Loan Credit Facility.
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of December 31, 2018, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of October 28, 2018, the Company had an outstanding note payable in the amount of $0.5 million related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies. The Company had no notes payables outstanding at December 31, 2018.
NOTE 14 — CD&R INVESTOR GROUP
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Old Stockholders Agreement”), CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R FF Fund” and, together with CD&R Fund VIII, the “CD&R Fund VIII Investor Group”) purchased convertible preferred stock, which was converted into shares of our common stock on May 14, 2013.
On December 11, 2017, the CD&R Fund VIII Investor Group completed a registered underwritten offering of 7,150,000 shares of NCI Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Fund VIII Investor Group request, the Company purchased 1.15 million of the 7.15 million shares of the NCI Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Fund VIII Investor Group. The total amount the Company spent on these repurchases was $22.3 million.
Ply Gem Holdings was acquired by CD&R Fund X and Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC and AIC Finance Partnership, L.P. (collectively, the “Golden Gate Investor Group”) and merged with Atrium on April 12, 2018 (the “Ply Gem-Atrium Merger”).
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) a stockholders agreement (the “New Stockholders Agreement”) between the Company, and each of the CD&R Fund VIII Investor Group, CD&R Pisces Holdings, L.P., a Cayman Islands exempted limited partnership (“CD&R Pisces”, and together with the CD&R Fund VIII Investor Group, the “CD&R Investor Group”), the Golden Gate Investor Group, and together with the CD&R Investor Group, the “Investors”), pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) a registration rights agreement (the “New Registration Rights Agreement”) between the Company and each of the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger.
Pursuant to the terms of the New Stockholders Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Stockholders Agreement. Pursuant to the terms of the New Registration Rights Agreement, the Company and the CD&R

Fund VIII Investor Group terminated the Registration Rights Agreement, dated as of October 20, 2009 (the “Old Registration Rights Agreement”), by and among the Company and the CD&R Fund VIII Investor Group.
As of December 31, 2018, the CD&R Investor Group owned approximately 49.4% of the outstanding shares of NCI Common Stock. At October 28, 2018, the CD&R Fund VIII Investor Group owned approximately 34.4% of the outstanding shares of NCI Common Stock.
NOTE 15 — STOCK REPURCHASE PROGRAM
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
During the transition period ended December 31, 2018, there were no repurchases under the stock repurchase programs. During the three months ended January 28, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Fund VIII Investor Group’s 2017 Secondary Offering (see Note 14 — CD&R Investor Group). As of December 31, 2018, approximately $55.6 million remained available for stock repurchases under the programs. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the transition period ended December 31, 2018 and the three months ended January 28, 2018, the Company withheld 0.3 million and 0.2 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
The Company cancelled 0.3 million shares during the transition period ended December 31, 2018, resulting in a $3.6 million decrease in both additional paid in capital and treasury stock. During the three months ended January 28, 2018, the Company cancelled 2.7 million shares repurchased under the stock repurchase programs, resulting in a $46.7 million decrease in both additional paid in capital and treasury stock during the quarter.
NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of December 31, 2018 and October 28, 2018, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At December 31, 2018, there was no outstanding indebtedness under the Current ABL Facility and Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	December 31, 2018		October 28, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facilities	$2,549,207	$2,319,778	$412,925	$412,409
8.00% Senior Notes	645,000	599,850	—	—
The fair values of the term loan facility was based on recent trading activities of comparable market instruments, which are level 2 inputs and the fair value of the 8.00% senior notes was based on quoted prices in active markets for the identical liabilities, which are level 1 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of December 31, 2018 and October 28, 2018.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and October 28, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:
Money market	$4	$—	$—	$4
Mutual funds – Growth	960	—	—	960
Mutual funds – Blend	1,537	—	—	1,537
Mutual funds – Foreign blend	717	—	—	717
Mutual funds – Fixed income	—	553	—	553
Total short-term investments in deferred compensation plan	3,218	553	—	3,771
Total assets	$3,218	$553	$—	$3,771

Liabilities:
Deferred compensation plan liability	$—	$3,139	$—	$3,139
Total liabilities	$—	$3,139	$—	$3,139

	October 28, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:
Money market	$369	$—	$—	$369
Mutual funds – Growth	1,118	—	—	1,118
Mutual funds – Blend	2,045	—	—	2,045
Mutual funds – Foreign blend	812	—	—	812
Mutual funds – Fixed income	—	941	—	941
Total short-term investments in deferred compensation plan	4,344	941	—	5,285
Total assets	$4,344	$941	$—	$5,285

Liabilities:
Deferred compensation plan liability	$—	$4,639	$—	$4,639
Total liabilities	$—	$4,639	$—	$4,639

NOTE 17 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows (in thousands):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Income tax provision (benefit) at the federal statutory rate	$(20,340)	$1,485
State income taxes	(2,945)	212
Domestic production activities deduction	—	(98)
Non-deductible expenses	485	42
Tax credits	—	(35)
China valuation allowance	—	11
Revaluation of U.S. deferred income tax due to statutory rate reduction	—	(1,045)
One-time repatriation tax on foreign earnings	—	723
Transaction costs	1,543	—
Other	590	(177)
Provision (benefit) for income taxes	$(20,667)	$1,118
The increase in the effective tax rate for the transition period ended December 31, 2018 is a result of the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the federal statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The Company’s statutory federal corporate income tax rate for three months ended January 28, 2018 was 23.3%.
Valuation allowance
As of December 31, 2018, the Company remains in a valuation allowance position, in the amount of $19.5 million, against its deferred tax assets for certain state and Canadian jurisdictions for its Ply Gem entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary. As a result of the Merger (see Note 3 — Acquisitions for more information on the Merger), net operating losses may be subject to limitation under Section 382.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the transition period ended December 31, 2018, the tax reserves increased by approximately $0.1 million after excluding the reserves from the Ply Gem Merger. The increase is due to interest expense related to unrecognized tax benefits and new uncertain tax positions partially offset by lapsing statutes of limitations.
The liability for unrecognized tax benefits as of December 31, 2018 was approximately $5.0 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheet. The corresponding amount of gross unrecognized tax benefit was approximately $16.5 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.

Tax receivable agreement (“TRA”) liability
The TRA liability generally provides for the payment by Ply Gem to a third party entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Ply Gem actually realizes in periods ending after Ply Gem’s initial public offering as a result of (i) net operating loss carryovers (“NOLs”) from periods ending before January 1, 2013, (ii) deductible expenses attributable to the initial public offering and (iii) deductions related to imputed interest. This liability carried over to NCI in connection with the consummation of the Merger on November 16, 2018. Ply Gem’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as Ply Gem retains the benefit of 15% of the tax savings. As of December 31, 2018, the Company had a $24.8 million current liability for the amount due pursuant to the Tax Receivable Agreement. During December 2018, the Company made a $22.5 million payment to the Tax Receivable Entity in settlement of the NOL usage on the 2017 tax returns.
NOTE 18 — SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available and is evaluated on a regular basis by the chief operating decision maker to make decisions regarding the allocation of resources to the segment and assess the performance of the segment. For the transition period ended December 31, 2018, the Company began reporting results under three reportable segments: Commercial, Siding and Windows. The Company’s prior reportable segments, Engineered Building Systems, Metal Components, Insulated Metal Panels, and Metal Coil Coating, are now collectively in the Commercial segment. Prior periods for all periods presented have been recast to conform to the current segment presentation. The Siding segment will include the operating results of the legacy Ply Gem operating segment of Siding, Fencing, and Stone, and the Windows segment will include the operating results of the legacy Ply Gem operating segment of Windows and Doors.
These operating segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt and other (expense) income.

The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Net sales:
Commercial	$286,522	$421,349
Siding	82,974	—
Windows	190,374	—
Total net sales	$559,870	$421,349
Operating income (loss):
Commercial	$11,784	$37,799
Siding	(15,979)	—
Windows	(8,023)	—
Corporate	(51,198)	(24,901)
Total operating income (loss)	(63,416)	12,898
Unallocated other expense, net	(33,441)	(6,531)
Income (loss) before income taxes	$(96,857)	$6,367

	December 31, 2018	October 28, 2018
Total assets:
Commercial	$951,046	$1,024,433
Siding	2,061,562	—
Windows	1,851,125	—
Corporate	277,454	85,942
Total assets	$5,141,187	$1,110,375
NOTE 19 — CONTINGENCIES
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims or potential claims. The Company insures against these risks to the extent deemed prudent by its management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts the Company deems prudent and for which the Company is responsible for payment. In determining the amount of self-insurance, it is the Company’s policy to self-insure those losses that are predictable, measurable and recurring in nature. The Company regularly reviews the status of ongoing proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.
Environmental
The Company is subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage, treatment, disposal and transport of hazardous waste and other materials, investigation and remediation of contaminated sites, and protection of worker health and safety. From time to time, the Company’s facilities are subject to investigation by governmental authorities. In addition, the Company has been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which it or its predecessors are alleged to have sent hazardous materials for recycling or disposal. The Company may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of the Company’s properties from activities conducted by it or previous occupants. The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

One of the Company’s subsidiaries entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, the Company provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”). In 2012, the EPA approved the Workplan, which the Company is currently implementing. Current estimates of remaining costs for predicted assessment, remediation and monitoring activities as of December 31, 2018 are $5.0 million. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities at December 31, 2018 and approximately $4.7 million within other long-term liabilities in the Company’s consolidated balance sheets at December 31, 2018. The Company may incur costs that exceed its recorded environmental liability. The Company will adjust its environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska referred to as the “PCE/TCE Northeast Contamination Site”. A subsidiary of the Company has been named a potentially responsible party (“PRP”) with respect to the PCE/TCE Northeast Contamination Site. As a PRP, the Company could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, the Company has recorded a liability of $5.0 million within other long-term liabilities in its consolidated balance sheets as of December 31, 2018.
The Company is a party to various acquisition and other agreements pursuant to which third parties agreed to indemnify the Company for certain costs relating to environmental liabilities. For example, the Company may be able to recover some of its Rocky Mount, Virginia investigation and remediation costs from U.S. Industries, Inc. and may be able to recover a portion of costs incurred in connection with the York, Nebraska contamination matter from Novelis Corporation as successor to Alcan Aluminum Corporation, the former owner of the York, Nebraska location. The Company’s ability to seek indemnification from parties that have agreed to indemnify it may be limited. There can be no assurance that the Company would receive any funds from these parties, and any related environmental liabilities or costs could have a material adverse effect on our financial condition and results of operations.
Based on current information, the Company is not aware of any environmental compliance obligations, claims or investigations that will have a material adverse effect on its results of operations, cash flows or financial position except as otherwise disclosed in the Company’s consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters will not result in material costs or liabilities.
Litigation
As a result of the Merger, the Company has increased the quantity of litigation claims, as discussed below. The Company believes it has valid defenses to the outstanding claims discussed below and will vigorously defend all such claims; however, litigation is subject to many uncertainties and there cannot be any assurance that the Company will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on the business, results of operations, cash flows or financial position of the Company.
Certain shareholders holding approximately 1,172,009 shares of Ply Gem Holdings, Inc. common stock (the “Shares”) exercised appraisal rights to demand appraisal of their Shares in connection with the Ply Gem-Atrium Merger.  By exercising appraisal rights, these shareholders seek an appraisal for, and to be paid the “fair value” in cash of, their Shares (as determined by the Court of Chancery of the State of Delaware) instead of receiving the merger consideration of $21.64 in cash, without interest, per share (the “Merger Consideration”) paid pursuant to the Ply Gem-Atrium Merger Agreement. During July 2018, Ply Gem Holdings paid $41.4 million in connection with this appraisal rights matter in order to reduce the interest accruing on the claim. On December 6, 2018, the Company settled the appraisal action for $3.5 million to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and this amount has been recognized as a financing activity within the Company’s consolidated statement of cash flows.
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. Aurora alleges that Atrium’s breach of the Agreement has resulted in damages in excess of $48.0 million. Arbitration of the matter is currently expected to occur in 2019.
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action complaint in the Delaware Court of Chancery against CD&R, CD&R Fund VIII, and certain directors of the Company. Voigt purports to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. The complaint asserts claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against the director defendants in connection with the Merger. Voigt seeks damages in an amount to be determined at trial. The Company intends to vigorously defend the litigation.

Other contingencies
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of December 31, 2018.
NOTE 20 — SUBSEQUENT EVENT
Unit Purchase Agreement with Environmental Materials, LLC
On January 17, 2019, the Company announced that it entered into a Unit Purchase Agreement on January 12, 2019 with Environmental Materials, LLC (“Environmental Stoneworks”) and certain of its affiliates to purchase 100% of the outstanding limited liability company interests of Environmental Stoneworks. Under the terms of the Unit Purchase Agreement, NCI will pay $186.0 million for the interests and plans to finance the transaction through a combination of cash on hand and borrowings under its existing revolving credit facilities. The purchase price is subject to certain customary post-closing adjustments including debt and working capital. During calendar year 2017, Environmental Stoneworks generated approximately $160.0 million in revenues. The transaction closing is subject to a number of customary conditions, including, among others, the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close during the first quarter of 2019.

NCI BUILDING SYSTEMS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018.
FORWARD LOOKING STATEMENTS
This Transition Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	downturns in the residential new construction and repair and remodeling end markets, or the economy or the availability of consumer credit;

•	volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;

•	inability to successfully develop new products or improve existing products;

•	the effects of manufacturing or assembly realignments;

•	changes in laws or regulations;

•	the effects of certain external domestic or international factors that we may not be able to control, including war, civil conflict, terrorism, natural disasters and public health issues;

•	our ability to obtain financing on acceptable terms;

•	recognition of goodwill or asset impairment charges;

•	commodity price volatility and/or limited availability of raw materials, including steel, PVC resin and aluminum;

•	retention and replacement of key personnel;

•	increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers;

•	our ability to employ, train and retain qualified personnel at a competitive cost;

•	enforcement and obsolescence of our intellectual property rights;

•	changes in foreign currency exchange and interest rates;

•	costs and liabilities related to compliance with environmental laws and environmental clean-ups;

•	changes in building codes and standards;

•	potential product liability claims, including class action claims and warranties, relating to products we manufacture;

•	competitive activity and pricing pressure in our industry;

•	the credit risk of our customers;

•	the dependence on a core group of significant customers in our Windows and Siding segments;

•	operational problems or disruptions at any of our facilities, including natural disasters;

•	volatility of the Company’s stock price;

•	our ability to make strategic acquisitions accretive to earnings;

•	our ability to carry out our restructuring plans and to fully realize the expected cost savings;

•	significant changes in factors and assumptions used to measure certain of Ply Gem’s defined benefit plan obligations and the effect of actual investment returns on pension assets;

•	volatility in transportation, energy and freight prices;

•	the adoption of climate change legislation;

•	limitations on our net operating losses and payments under the tax receivable agreement;

•	breaches of our information system security measures;

•	damage to our major information management systems;

•	necessary maintenance or replacements to our enterprise resource planning technologies;

•	potential personal injury, property damage or product liability claims or other types of litigation;

•	compliance with certain laws related to our international business operations;

•	the effect of tariffs on steel imports;

•	the cost and difficulty associated with integrating and combining the businesses of NCI and Ply Gem;

•	potential write-downs or write-offs, restructuring and impairment or other charges required in connection with the Merger;

•	potential claims arising from the operations of our various businesses arising from periods prior to the dates they were acquired;

•	substantial governance and other rights held by the Investors;

•	the effect on our common stock price caused by transactions engaged in by the Investors, our directors or executives;

•	our substantial indebtedness and our ability to incur substantially more indebtedness;

•	limitations that our debt agreements place on our ability to engage in certain business and financial transactions;

•	the effect of increased interest rates on our ability to service our debt;

•	downgrades of our credit ratings; and

•
other risks detailed under the caption “Risk Factors” in this Transition Report on Form 10-Q, and in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018 (the “2018 10-K”) and other filings we make with the SEC.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in the 2018 Form 10-K and other risks described in documents subsequently filed by the Company from time to time with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
OVERVIEW
NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “NCI,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of external building products for the commercial, residential, and repair & remodel construction industries. We design, engineer, manufacture and market external building products through our three operating segments, Commercial, Siding, and Windows.
In our Commercial segment, we manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs. Our Commercial segment also provides metal coil coating services for commercial and construction applications, servicing both internal and external customers. We sell our products for both new construction and repair and retrofit applications.
In our Siding segment, our principal products include vinyl siding and skirting, steel siding, vinyl and aluminum soffit, aluminum trim coil, aluminum gutter coil, aluminum gutters, aluminum and steel roofing accessories, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl railing, engineered slate and cedar shake roofing, and stone veneer in the United States and Canada. The breadth of our product lines and our multiple brand and price point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing) and end users (new construction and home repair and remodeling).
In our Windows segment, our principal products include vinyl, aluminum-clad vinyl, aluminum, wood and clad-wood windows and patio doors and steel, wood, and fiberglass entry doors that serve both the new construction and the home repair and remodeling sectors in the United States and Canada. We continue introducing new products to the portfolio which allow us to enter or further penetrate new distribution channels and customers. The breadth of our product lines and our multiple price point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing) and end user markets (new construction and home repair and remodeling).
We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit and operating income, as well as whether each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.
Reporting Periods
On November 16, 2018, the Board of Directors of NCI Building Systems, Inc., or the "Company", approved a change to the Company's fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the 12 month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger to align both Companies’ fiscal year ends. In connection with this change, this Transition Report on Form 10-Q includes the financial information for the transition period from October 29, 2018 to December 31, 2018, or "transition period". References in this Transition Report on Form 10-Q to “fiscal year 2018” or “fiscal 2018” refer to the period from October 30, 2017 through October 28, 2018. The results of operations of the first quarter of fiscal 2018 are presented as the comparable period. The Company did not recast the consolidated financial statements for the period from October 30, 2017 to December 31, 2017 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified.
From this point forward the Company’s fiscal quarters are based on a four-four-five week calendar with periods ending on the Saturday of the last week in the quarter except for December 31st which will always be the year end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.
Merger with Ply Gem
At the Special Shareholder Meeting on November 15, 2018, NCI’s shareholders approved (i) the Merger Agreement and (ii) the Stock Issuance. NCI’s shareholders also approved the three additional proposals described in the Company’s proxy statement relating to the Special Shareholder Meeting. The Merger was consummated on November 16, 2018 in accordance with the Merger Agreement.
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) the New Stockholders Agreement between the Company and each of the Investors, pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) the New Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger. Pursuant to the terms of the New Stockholders Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Stockholders Agreement. Pursuant to the terms of the New Registration Rights Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Registration Rights Agreement.

In connection with the Merger, on November 16, 2018, NCI assumed (i) the obligations of Ply Gem Midco, a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement, (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement and (iii) the obligations of Ply Gem Midco as issuer under the Current Indenture.
On April 12, 2018, Ply Gem Midco entered into a Cash Flow Credit Agreement (the “Current Cash Flow Credit Agreement”), by and among Ply Gem Midco, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), and the several banks and other financial institutions from time to time party thereto. As of November 16, 2018, immediately prior to the consummation of the Merger, the Current Cash Flow Credit Agreement provided for (i) a term loan facility (the “Current Term Loan Facility”) in an original aggregate principal amount of $1,755.0 million and (ii) a cash flow-based revolving credit facility (the “Current Cash Flow Revolver” and together with the Current Term Loan Facility, the “Current Cash Flow Facilities”) of up to $115.0 million. On November 16, 2018, Ply Gem Midco entered into a Lender Joinder Agreement, by and among Ply Gem Midco, the additional commitment lender party thereto and the Cash Flow Agent, which amended the Current Cash Flow Credit Agreement in order to, among other things, increase the aggregate principal amount of the Current Term Loan Facility by $805.0 million (the “Incremental Term Loans”). Proceeds of the Incremental Term Loans were used to, among other things, (a) finance the Merger and to pay certain fees, premiums and expenses incurred in connection therewith, (b) repay in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement (each as defined below) and (c) repay $325.0 million of borrowings outstanding under the Current ABL Facility (as defined below). On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current Cash Flow Facilities, and NCI became the Borrower (as defined in the Current Cash Flow Credit Agreement) under the Current Cash Flow Facilities. The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Current Term Loan Facility on April 12, 2025. There are no amortization payments under the Current Cash Flow Revolver, and all borrowings under the Current Cash Flow Revolver mature on April 12, 2023. At November 16, 2018, following consummation of the Merger, there was $2,555.6 million outstanding under the Current Term Loan Facility and there were no amounts drawn on the Current Cash Flow Revolver.
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
In connection with the termination and repayment of the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement, the Company also terminated (i) the Term Loan Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Credit Suisse AG, Cayman Islands Branch, as collateral agent, (ii) the ABL Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Wells Fargo Bank, National Association, as collateral agent, and (iii) the Intercreditor Agreement, dated as of February 8, 2018, between Credit Suisse AG, Cayman Islands Branch and Wells Fargo Bank, National Association, and acknowledged by the Company and certain of its subsidiaries.
The Company incurred approximately $29.1 million of acquisition expenses during the transition period ended December 31, 2018 related to the Merger, primarily for various third-party consulting and due-diligence services, and financial advisors’ fees, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
Our consolidated results of operations for the transition period ended December 31, 2018 include the results of operations of Ply Gem for the period from November 16, 2018 through December 31, 2018.
Change in Operating Segments
For the transition period ended December 31, 2018, the Company began reporting results under three reportable segments: (i) Commercial, (ii) Siding, and (iii) Windows to align with how the Company manages its business, reviews operating performance and allocates resources following the Merger. The Commercial segment will include the aggregate operating results of the legacy NCI businesses, and the Siding and Windows segments will include the operating results of the legacy Ply Gem operating segments. Prior periods have been recasted to conform to the current segment presentation.
Transition Period Ended December 31, 2018
Consolidated sales increased by approximately 32.9% from the three months ended January 28, 2018. The year-over-year improvement was primarily driven by the addition of Ply Gem sales for the period from the Closing Date through December 31, 2018.
The Company’s gross margin in the current period was 15.0% as compared to 21.8% in the first quarter of fiscal 2018. The lower gross margin was primarily caused by the Company incurring approximately $21.6 million in additional cost of goods sold related to the fair value write-up of the Ply Gem inventory on the Acquisition Date. Excluding the impact from the acquisition of Ply Gem, the Company’s gross margin would have been 18.9%, 290 basis points lower than the 21.8% for three months ended January 28, 2018 primarily as a result of tonnage volume in the Commercial segment.
RESULTS OF OPERATIONS
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) Commercial, (ii) Siding, and (iii) Windows. Our operating segments operate in the commercial and residential new construction, and repair & remodel construction markets. Sales and earnings are influenced by general economic conditions, the level of residential and nonresidential construction activity, commodity costs, such as steel, aluminum, and PVC, other input costs such as labor and freight, and the availability and terms of financing available for construction. The operating segments follow the same accounting policies used for our consolidated financial statements.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, acquisition costs and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt and other (expense) income. See Note 18 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.
We have revised our segment reporting to represent how we now manage our business, recasting prior periods to conform to the current segment presentation. The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Net sales:
Commercial	$286,522	$421,349
Siding	82,974	—
Windows	190,374	—
Total net sales	$559,870	$421,349
Operating income (loss):
Commercial	$11,784	$37,799
Siding	(15,979)	—
Windows	(8,023)	—
Corporate	(51,198)	(24,901)
Total operating income (loss)	(63,416)	12,898
Unallocated other expense, net	(33,441)	(6,531)
Income (loss) before income taxes	$(96,857)	$6,367
Following the Merger completed on November 16, 2018, the Company determined that it would have three reportable segments: (i) Commercial, (ii) Siding and (iii) Windows.  These reportable segments were derived out of the legacy segments for NCI Buildings Systems Inc.- Engineered Building Systems; Metal Components; Insulated Metal Panels; and Metal Coil Coating which under the post-Merger segment structure will be contained within the Commercial segment. The legacy segments for Ply Gem Holdings, Siding, Fencing, and Stone will be within the Siding segment under the post-Merger segment structure while Windows and Doors will be within the Windows segment.
For the transition period ended December 31, 2018, the Commercial segment will contain operating segment results for the period from October 29, 2018 to December 31, 2018 with a comparison to the three months ended January 28, 2018. The Siding and Windows segments will contain operating segment results for the period from November 16, 2018 to December 31, 2018 with no comparative information included as these operating segments did not exist within NCI for the three months ended January 28, 2018.
TRANSITION PERIOD ENDED DECEMBER 31, 2018 COMPARED TO THREE MONTHS ENDED JANUARY 28, 2018
Commercial

(Amounts in thousands)	October 29, 2018 - December 31, 2018		Three Months Ended January 28, 2018
Statement of operations data:
Net sales	$286,522	100.0%	$421,349	100.0%
Gross profit	54,090	18.9%	91,917	21.8%
SG&A expense (including acquisition costs)	39,455	13.8%	51,706	12.3%
Amortization of intangible assets	1,607	0.6%	2,412	0.6%
Loss on disposition of business	1,244	0.4%	—	—%
Operating income	11,784	4.1%	37,799	9.0%
Net sales decreased $134.8 million, or 32.0%, for the transition period ended December 31, 2018, compared to the three months ended January 28, 2018. The decrease is primarily the result of fewer shipping days versus the comparative period. During the transition period ended December 31, 2018 we continued to benefit from the pass through of higher material input costs, offset by lower tonnage volumes across all of our brands. The decrease in volume is attributed to a combination of an acceleration of shipments near the end of October 2018, as well as lower order rates in our metal building products divisions during the second half of 2018.

Gross profit decreased $37.8 million, or 41.2%, for the transition period ended December 31, 2018, compared to the three months ended January 28, 2018. This dollar decrease is the result of fewer shipping days versus the comparable period and lower tonnage volumes discussed above. As a percent of net sales, gross profit decreased 290 basis points due to lower manufacturing efficiencies and leverage of fixed cost structure as a result of the decreased tonnage volume. Additionally, uneven flow through our plants from holiday downtime and inclement weather resulted in unfavorable margins relative to the three months ended January 28, 2018.
Selling, general, and administrative expenses (“SG&A”) decreased $12.3 million, or 23.7%, for the transition period ended December 31, 2018, compared to the three months ended January 28, 2018 primarily due to fewer days in the transition period versus the comparative period and cost reduction actions taken by management, offset by higher incentive compensation, higher stock-based compensation and project-related expenses in support of Commercial segment initiatives. As a percent of net sales, SG&A increased by 150 basis points as a result of the aforementioned items.
Amortization expense for the transition period ended December 31, 2018 was $1.6 million or 0.6% of net sales. The amortization expense as a percentage of net sales is consistent with the comparable period.
Siding

(Amounts in thousands)	October 29, 2018 - December 31, 2018		Three Months Ended January 28, 2018
Statement of operations data:
Net sales	$82,974	100.0%	$—	—%
Gross profit	1,651	2.0%	—	—%
SG&A expense (including acquisition costs)	7,453	9.0%	—	—%
Amortization of intangible assets	10,178	12.3%	—	—%
Operating loss	(15,979)	(19.3)%	—	—%
Net sales for the transition period ended December 31, 2018 were $83.0 million. Our net sales for the U.S. and Canadian markets were approximately $77.0 million and $6.0 million, respectively, for the transition period ended December 31, 2018. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home. From an industry perspective, we evaluate the new construction environment by reviewing the U.S. Census Bureau single family housing start statistics to assess the performance of the new construction market for a normal quarterly period. Due to the Merger which was consummated on November 16, 2018, we evaluated estimated annual housing start projections for November 2018 determining that single family housing start estimates decreased 4.6% from 864 in October 2018 to 824 in November 2018 illustrating a softening in overall economic conditions specifically for new construction. For new construction, we also examine where these single-family housing starts occur geographically as the Northeast and Midwest are significant vinyl siding concentrated areas relative to the South and the West. In addition to new construction, we also evaluate the repair and remodeling market to assess market conditions by evaluating the Leading Indicator of Remodeling Activity (“LIRA”). For the fourth quarter of 2018, LIRA reflected that the trailing 12 months of remodeling activity decreased from 6.7% for the third quarter of 2018 to 5.1% indicating a slight economic slowdown in the repair and remodeling market as well. Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute, a third party which summarizes vinyl siding unit sales for the industry. As of December 31, 2018, our U.S. market position in vinyl siding was 36.6% while our share of the Canadian vinyl siding market was 33.5%. Overall, our Siding segment is heavily weighted to the repair and remodeling market with approximately 65% of our net sales being attributed to repair and remodeling with the remaining 35% attributed to the new construction market.
Gross profit for the transition period ended December 31, 2018 was $1.7 million. Gross profit was negatively impacted by $14.4 million by the non-cash inventory fair value step-up associated with the Merger which increased costs of goods sold during the transition period ended December 31, 2018. Excluding the impact of this inventory step-up, our gross profit would have been $16.1 million for the transition period. We will incur an additional $14.4 million of negative gross profit related to the Merger during the Company’s first fiscal quarter ending March 30, 2019 associated with this non-cash inventory fair value step-up. Historically, our gross profit is impacted significantly by raw material costs specifically PVC resin and aluminum. We have typically attempted to pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor freight costs which due to industry driver and lane shortages and fuel costs have been trending higher than recent years.
As a percentage of net sales, our gross profit percentage was 19.3% excluding this fair value step-up. Our net sales and profitability are normally lower during the first and fourth quarters due to inclement weather in the winter months which reduces building activity in both the new construction and repair and remodeling markets.

Selling, general, and administrative expenses were $7.5 million for the transition period ended December 31, 2018. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 9.0% for the transition period ended December 31, 2018.
Amortization expense for the transition period ended December 31, 2018 was $10.2 million or 12.3% of net sales. The amortization expense is directly attributed to the Merger and the fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Windows

(Amounts in thousands)	October 29, 2018 - December 31, 2018		Three Months Ended January 28, 2018
Statement of operations data:
Net sales	$190,374	100.0%	—	—%
Gross profit	28,349	14.9%	—	—%
SG&A expense (including acquisition costs)	28,024	14.7%	—	—%
Amortization of intangible assets	8,347	4.4%	—	—%
Operating loss	(8,023)	(4.2)%	—	—%
Net sales for the transition period ended December 31, 2018 were $190.4 million. Net sales for the transition period included net sales of $40.1 million and $38.8 million for Silver Line and Atrium, respectively. Ply Gem’s acquisition of a portfolio of products sold under the Silver Line and American Craftsman brands, certain manufacturing plants and associated distribution and support services (the “Silver Line acquisition”) was completed on October 14, 2018 while the Atrium acquisition was completed on April 12, 2018 with both entities’ net sales included for the Company within the Windows segment from the Closing Date in the transition period ended December 31, 2018. Excluding these 2018 acquisitions, our net sales would have been $111.5 million for the transition period. We evaluate our net sales performance within the Windows segment by evaluating our net sales for the new construction market and the repair and remodeling market. Due to the Merger which was consummated on November 16, 2018, we evaluated estimated annual housing start projections for November 2018 determining that single family housing start estimates decreased 4.6% from 864 in October 2018 to 824 in November 2018 illustrating a softening in overall economic conditions specifically for new construction. In addition to new construction, we also evaluate the repair and remodeling market to assess market conditions by evaluating LIRA. For the fourth quarter of 2018, LIRA reflected that the 12 trailing months of remodeling activity decreased from 6.7% for the third quarter of 2018 to 5.1% indicating a slight economic slowdown in the repair and remodeling market. Overall, our Windows segment is weighted to the new construction market with approximately 55% of our net sales attributed to new construction with the remaining 45% attributed to the repair and remodeling market. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home.
Gross profit for the transition period ended December 31, 2018 was $28.3 million. Gross profit was negatively impacted $7.2 million by the non-cash inventory fair value step-up associated with the Merger which increased costs of goods sold during the transition period ended December 31, 2018. Gross profit for the transition period ended December 31, 2018 includes Silver Line gross profit of $3.5 million and Atrium gross profit of $10.8 million. The Silver Line acquisition was completed on October 14, 2018 while the Ply Gem-Atrium Merger was completed on April 12, 2018 with both entities’ gross profit included for the Company within the Windows segment from the Closing Date in the transition period ended December 31, 2018. Excluding the impact of this inventory step-up and the Silver Line and Atrium gross profit, our gross profit would have been $21.2 million for the transition period. We will not incur any additional negative gross profit during the Company’s first fiscal quarter ending March 30, 2019 associated with this non-cash inventory fair value step-up for the Merger as the related inventory has been sold and reflected within our cost of goods sold. Historically, our gross profit is impacted significantly by raw material costs specifically PVC resin, aluminum, and glass. We have typically attempted to pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor freight costs which due to industry driver and lane shortages and fuel costs have been trending higher than recent years.
As a percentage of net sales, our gross profit percentage was 19.0% excluding this fair value step-up. Our net sales and profitability are normally lower during the first and fourth quarters due to inclement weather in the winter months which reduces building activity in both the new construction and repair and remodeling markets.
Selling, general, and administrative expenses were $28.0 million for the transition period ended December 31, 2018. SG&A expenses for the transition period ended December 31, 2018 includes $7.6 million and $4.2 million of Silver Line and Atrium SG&A expenses, respectively. Excluding the impact of Silver Line and Atrium, SG&A expenses would have been $16.1 million. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 14.5% for the transition period ended December 31, 2018 excluding the impact of Silver Line and Atrium.
Amortization expense for the transition period ended December 31, 2018 was $8.3 million or 7.5% of net sales excluding Silver Line and Atrium. The amortization expense is directly attributed to the Merger and the fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

(Amounts in thousands)	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Statement of operations data:
SG&A expense	$(24,153)	$(24,647)
Acquisition related expenses	(27,045)	(254)
Operating loss	(51,198)	(24,901)
Interest expense	(28,556)	(7,492)
Interest income	68	33
Currency transaction gain (loss)	(1,713)	471
Other income, net	44	457
Loss on debt extinguishment	(3,284)	—
Income tax provision (benefit)	(20,667)	1,118
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the transition period ended December 31, 2018 increased by $26.3 million or 105.6% compared to the three months ended January 28, 2018 due primarily to the addition of the Ply Gem corporate cost center and $27.0 million of costs associated with the Merger.
Consolidated interest expense increased to $28.6 million for the transition period ended December 31, 2018 compared to $7.5 million for the three months ended January 28, 2018. The 281.2% interest expense increase is primarily due to debt obligations assumed in the Merger. Following the consummation of the Merger, our consolidated debt balance increased to $3.1 billion at December 31, 2018 as compared to $407.2 million at October 28, 2018.
Consolidated foreign exchange gain (loss) for the transition period ended December 31, 2018 was a $1.7 million loss, compared to a gain of $0.5 million for the three months ended January 28, 2018, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Loss on debt extinguishment during the transition period ended December 31, 2018 was a $3.3 million pretax loss due to the extinguishment of the Term Loan Credit Facility due February 2025 in connection with the Merger on November 16, 2018.
Consolidated provision (benefit) for income taxes was a benefit of $20.7 million for the transition period ended December 31, 2018, compared to an expense of $1.1 million for the three months ended January 28, 2018. The effective tax rate for the transition period ended December 31, 2018 was 21.3% compared to 17.6% for the three months ended January 28, 2018. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the U.S. Tax Cuts and Jobs Act and the inclusion of Ply Gem operations in the transition period.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash, cash equivalents and restricted cash increased from $54.5 million as of October 28, 2018 to $147.6 million as of December 31, 2018. The following table summarizes our consolidated cash flows for the transition period ended December 31, 2018 and three months ended January 28, 2018, respectively (in thousands):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Net cash provided by (used in) operating activities	$11,099	$(6,580)
Net cash provided by (used in) investing activities	73,492	(5,860)
Net cash provided by (used in) financing activities	9,161	(40,991)
Effect of exchange rate changes on cash and cash equivalents	(662)	237
Net increase (decrease) in cash, cash equivalents and restricted cash	93,090	(53,194)
Cash, cash equivalents and restricted cash at beginning of period	54,517	65,794
Cash, cash equivalents and restricted cash at end of period	$147,607	$12,600
Operating Activities
Our business is both seasonal and cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions. We rely on cash and short-term borrowings, when needed, to meet cyclical and seasonal increases in working capital needs. These needs generally rise during periods of increased economic activity or due to higher levels of inventory and accounts receivable. During economic slowdowns, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable. Working capital needs also fluctuate based on raw material prices.
Net cash provided by operating activities was $11.1 million during the transition period ended December 31, 2018 compared to net cash used in operating activities of $6.6 million in the three months ended January 28, 2018. The improved cash flow from operations is due to the inclusion of current period operations from Ply Gem subsequent to the Merger on November 16, 2018 and normal seasonal trends in the timing of working capital.
Net cash provided by accounts receivable was $141.7 million for the transition period ended December 31, 2018, compared to $30.9 million for the three months ended January 28, 2018. There was $88.5 million provided by the Ply Gem business during the transition period which drove a large part of this change period over period. Our days sales outstanding as of December 31, 2018 and January 28, 2018 were 39.3 days and 38.2 days, respectively.
For the transition period ended December 31, 2018, the change in cash flows relating to inventory was an increase of $0.1 million compared to a decrease of $2.2 million for the three months ended January 28, 2018. There was $2.0 million provided by the Ply Gem business during the transition period which drove a large part of this change period over period. Our days inventory on-hand improved to 54.1 days as of December 31, 2018 as compared to 55.5 days as of January 28, 2018.
Net cash used in accounts payable for the transition period ended December 31, 2018 was $88.5 million compared to net cash used by accounts payable of $31.2 million for the three months ended January 28, 2018. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Additionally, there was $39.5 million used in accounts payable for the Ply Gem during the transition period which drove a large part of this change period over period. Our days payable outstanding as of December 31, 2018 decreased to 24.0 days from 32.5 days as of January 28, 2018.
Investing Activities
Net cash provided by investing activities increased to $73.5 million during the transition period ended December 31, 2018 compared to $5.9 million used in investing activities during the three months ended January 28, 2018. In the transition period ended December 31, 2018, we used $13.6 million for capital expenditures. We also had $87.1 million of net cash received from the acquisition of Ply Gem during the transition period ended December 31, 2018. We used $8.1 million for capital expenditures in the three months ended January 28, 2018. These cash outflows were partially offset by $2.2 million in proceeds from the sale of one of our facilities.
Financing Activities
Net cash provided by financing activities was $9.2 million during the transition period ended December 31, 2018 compared to $41.0 million used in the three months ended January 28, 2018. During the transition period ended December 31, 2018, we repaid $325.0 million on the Current ABL Facility, used $4.1 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. Net cash used in the repayment of the Pre-merger Term Loan Credit Agreement and refinancing of long-term debt in connection with the Merger, including payments of financing costs was $366.4 million. We also made a $22.5 million payment on the tax receivable agreement and a $3.5 million payment for settlements of our appraisal share liability. Finally, we made a $0.7 million payment for contingent consideration that was originally accrued in purchase accounting in 2015 in connection with Ply Gem’s acquisition of Canyon Stone.
During the three months ended January 28, 2018, we borrowed $43.0 million under our then-existing ABL facility and repaid $33.0 million of that amount, used $51.3 million to repurchase shares of our outstanding common stock under programs approved by the Board of Directors in September 2016 and October 2017 and for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. We also received $1.0 million in cash proceeds from the exercises of stock options.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.
Debt
Our outstanding indebtedness will mature in 2023 (Current ABL Facility and Current Cash Flow Revolver), 2025 (Current Term Loan Facility), and 2026 (8.00% Senior Notes). We may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness. Following consummation of the Merger, the Current Term Loan Facility provides for an aggregate principal amount of $2,560.0 million.
The Current ABL Credit Agreement provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by the ABL borrowers of up to $611.0 million. As set forth in the Current ABL Credit Agreement, extensions of credit under the Current ABL Facility are subject to a monthly borrowing base calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments. Availability under the Current ABL Facility will be reduced by issuance of letters of credit as well as any borrowings outstanding thereunder.
As of December 31, 2018, we had an aggregate principal amount of $3,194.2 million of outstanding indebtedness, comprising $2,549.2 million of borrowings under our Current Term Loan Facility and $645.0 million of 8.00% Senior Notes outstanding. We had no revolving loans outstanding under the Current ABL Facility or the Current Cash Flow Revolver. Our excess availability under the Current ABL Facility was $491.4 million as of December 31, 2018. In addition, standby letters of credit totaling approximately $33.9 million were outstanding but undrawn under the ABL Facility.
For additional information, see Note 13 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements.
Equity Investment
On August 14, 2009, the Company entered into the Investment Agreement. In connection with the Investment Agreement and the Old Stockholders Agreement, the CD&R Fund VIII Investor Group purchased convertible preferred stock, which was converted into shares of our common stock on May 14, 2013.
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
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) the New Stockholders Agreement between the Company and each of the Investors, pursuant to which the Company granted the Investors certain governance, preemptive and subscription rights and (ii) the New Registration Rights Agreement between the Company and each of the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger.
Pursuant to the terms of the New Stockholders Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Stockholders Agreement. Pursuant to the terms of the New Registration Rights Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Registration Rights Agreement.

As of December 31, 2018, the CD&R Investor Group owned approximately 49.4% of the outstanding shares of our common stock. At October 28, 2018, the CD&R Fund VIII Investor Group owned approximately 34.4% of the outstanding shares of our common stock.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. Beyond cash generated from operations, $491.4 million is available with our Current ABL Facility at December 31, 2018, $115.0 million is available with our Current Cash Flow Revolver and we have a cash balance of $143.8 million as of December 31, 2018.
We expect to contribute $2.3 million to the Defined Benefit Plans in the year ending December 31, 2019.
We expect that cash generated from operations and our availability under the ABL Credit Facility will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately 2% of net sales for fiscal 2019 and expansion when needed.
Our corporate strategy seeks potential acquisitions that would provide additional synergies in our Commercial, Siding and Windows segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the transition period ended December 31, 2018, there were no repurchases under the stock repurchase programs. As of December 31, 2018, approximately $55.6 million remained available for stock repurchases, all under the programs announced on October 10, 2017 and March 7, 2018. In addition to the common stock repurchased during the transition period ended December 31, 2018, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
The following tables reconcile adjusted net income (loss) per diluted common share to net income (loss) per diluted common share and adjusted net income (loss) applicable to common shares to net income applicable to common shares for the periods indicated. Certain amounts in these tables have been subject to rounding adjustments. Accordingly, amounts shown as totals may not be the arithmetic aggregation of the individual amounts that comprise or precede them (in thousands, except per share data):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Net income (loss) per diluted common share, GAAP basis	$(0.71)	$0.08
Restructuring and impairment charges, net	0.01	0.02
Strategic development and acquisition related costs	0.27	0.01
Loss on disposition of business	0.01	—
Loss on extinguishment of debt	0.03	—
Acceleration of CEO retirement benefits	0.01	0.07
Non cash loss (gain) on foreign currency transactions	0.02	(0.01)
Non cash charge of purchase price allocated to inventories	0.20	—
Litigation settlement	0.03	—
Other, net	0.00	(0.01)
Tax effect of applicable non-GAAP adjustments(1)	(0.14)	(0.02)
Adjusted net income (loss) per diluted common share	$(0.26)	$0.14

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Net income (loss) applicable to common shares, GAAP basis	$(76,190)	$5,211
Restructuring and impairment charges, net	1,253	1,094
Strategic development and acquisition related costs	29,094	727
Loss on disposition of business	1,244	—
Loss on extinguishment of debt	3,284	—
Acceleration of CEO retirement benefits	1,300	4,600
Non cash loss (gain) on foreign currency transactions	1,713	(471)
Non cash charge of purchase price allocated to inventories	21,617	—
Litigation settlement	3,235	—
Other, net	290	(323)
Tax effect of applicable non-GAAP adjustments(1)	(15,152)	(1,645)
Adjusted net income (loss) applicable to common shares	$(28,312)	$9,193

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable combined federal and state statutory tax rate for the period to each applicable non-GAAP item.

The following table reconciles adjusted operating income (loss) and adjusted EBITDA to operating income (loss) for the periods indicated below (in thousands):

	October 29, 2018 - December 31, 2018	Three Months Ended January 28, 2018
Operating income (loss), GAAP	$(63,416)	$12,898
Restructuring and impairment	1,253	1,094
Strategic development and acquisition related costs	29,094	727
Loss on disposition of business	1,244	—
Acceleration of CEO retirement benefits	1,300	4,600
Non cash charge of purchase price allocated to inventories	21,617	—
Litigation settlement	3,235	—
Other, net	290	—
Adjusted operating income (loss)	(5,383)	19,319

Other income and expense	44	457
Depreciation and amortization	30,936	10,358
Share-based compensation expense	3,157	2,270
Adjusted EBITDA	$28,754	$32,404

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2018, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
In connection with the Merger, on November 16, 2018, NCI assumed (i) the obligations of Ply Gem Midco, a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement, (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement and (iii) the obligations of Ply Gem Midco as issuer under the Current Indenture.
The following table shows our debt contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt(1)	$3,194,207	$25,620	$51,240	$51,240	$3,066,107
Interest payments on debt(2)	1,341,696	208,425	412,104	405,776	315,391
Purchase obligations(3)	132,460	132,460	—	—	—
Total	$4,668,363	$366,505	$463,344	$457,016	$3,381,498

(1)	Reflects amounts outstanding under the Current Term Loan Facility and the 8.00% Senior Notes.

(2)
Interest payments were calculated based on the variable rate in effect at December 31, 2018 for the Current Term Loan Facility, at 8.00% on the 8.00% Senior Notes, and with an exclusion of any interest on the ABL Facility given that there no amounts outstanding at December 31, 2018.

(3)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction. These obligations are related primarily to inventory purchases under two 2019 contracts that were finalized during 2018.

There have been no other material changes in our future contractual obligations since the end of fiscal 2018 other than the addition of future lease obligations established through the Merger. We estimate the new minimum future lease obligations from Ply Gem will be in excess of $100.0 million. For more information on our contractual obligations, see Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 28, 2018.
See Note 13 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our Current Cash Flow Facilities, 8.00% Senior Notes, and Current ABL Facility.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 28, 2018.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the transition period ended December 31, 2018, material costs (predominantly steel costs) constituted approximately 64% of our Commercial segment cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, we have generally been able to pass increases in our raw material costs through to our customers.
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
Siding and Windows Businesses
We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 2.7% for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At December 31, 2018, all of our contracts for the purchase of natural gas and aluminum met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facilities at December 31, 2018 and October 28, 2018 was approximately $2,319.8 million and $412.4 million, respectively, compared to a face value of approximately $2,549.2 million and $412.9 million, respectively. At December 31, 2018, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.
See Note 13 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Labor Force Risk
Our manufacturing process is highly engineered but involves manual assembly, fabrication, and manufacturing processes. We believe that our success depends upon our ability to employ, train, and retain qualified personnel with the ability to design, utilize and enhance these processes and our products. In addition, our ability to expand our operations depends in part on our ability to minimize labor inefficiencies and increase our labor force to meet the U.S. housing market demand. A significant increase in the wages paid by competing employers could result in a reduction of our labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and any growth potential could be impaired. Historically, the Company has believed that the lag period between breaking ground on a new housing start and the utilization of our products on the exterior of a home is between 90 to 120 days.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain (loss) was $(0.1) million and $0.2 million for the transition period ended December 31, 2018 and three months ended January 28, 2018, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income (loss) for the transition period ended December 31, 2018 and three months ended January 28, 2018 was $(1.6) million and $0.3 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the transition period ended December 31, 2018 and three months ended January 28, 2018 was $(4.2) million and $0.2 million, respectively.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
During the transition period ended December 31, 2018 we merged with Ply Gem and are in the process of integrating Ply Gem into our overall internal control over financial reporting framework. Except as described herein, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the transition period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 19, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Transition Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018. The risks disclosed in our previous Annual Report on Form 10-K and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding risk factors directly attributable to the Ply Gem business which, beginning November 16, 2018, is included in our consolidated results of operations. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018.
Risks related to the Ply Gem business
On the Closing Date, the businesses and operations of Ply Gem became a part of our operations and will be reflected in our financial results from that day forward. The businesses of Ply Gem and NCI are subject to substantially similar risks and uncertainties and, as a result, our Windows and Siding segments businesses are and will be subject to many of the risks discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018. In addition, the historical Ply Gem business is subject to the following additional risks:
Downturns or negative trends in the residential new construction and repair and remodeling end markets, or the U.S. and Canadian economies or the availability of consumer credit, could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.
The performance of our Windows and Siding segments is dependent to a significant extent upon the levels of residential new construction and repair and remodeling spending, which declined significantly beginning in 2007 and continued through 2011 with recovery commencing in 2012. Housing starts in 2018 remained below historical averages, despite the recovery the last few years, and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.
The performance of our Windows and Siding segments is also dependent upon consumers having the ability to finance home repair and remodeling projects and/or the purchase of new homes. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. Trends such as declining home values, increased home foreclosures and tightening of credit standards by lending institutions, negatively impacted the home repair and remodeling and the new construction sectors during the recession which began in 2008. Despite the recent abatement of these negative market factors, any recurrence or worsening of these items may adversely affect the net sales and net income of our Windows and Siding segments.
Operational problems or disruptions at any of our facilities may cause significant lost production and increased lead times, which could have a negative impact on the efficiency of our production and profitability.
Our manufacturing processes could be affected by operational problems that could impair our production capability. Disruptions at any of our facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any equipment; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, hurricanes, earthquakes or other catastrophic disasters; an act of terrorism; or other operational problems. Any prolonged disruption in operations at any of our facilities could cause a significant loss in production. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to customers during the time that it takes for us to reopen or replace a damaged facility, which could cause our customers to purchase from our competitors either temporarily or permanently. If any of these events were to occur, it could adversely affect our business, financial condition, cash flows and results of operations.

Manufacturing or assembly realignments may result in a decrease in our short-term earnings, until the expected cost reductions are achieved, due to the costs of implementation.
We continually review our manufacturing and assembly operations and sourcing capabilities. Effects of periodic manufacturing realignment, cost savings programs, and labor ramp-up costs could result in a decrease in our short-term earnings until the expected cost reductions are achieved and/or production volumes stabilize. Such programs may include the consolidation and integration of facilities, functions, systems and procedures. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved or sustained.
Because our Windows and Siding segments depend on a core group of significant customers, our sales, cash flows from operations and results of operations may decline if our key customers reduce the amount of products that they purchase from us.
On a combined basis, the top ten customers for our Windows and Siding segments accounted for a significant portion of combined net sales for these segments for the year ended December 31, 2018. ABC Supply Co., Inc., distributes products within both our Windows and Siding segments, and is the largest Ply Gem customer. We expect a small number of customers to continue to account for a substantial portion of the Windows and Siding segments net sales for the foreseeable future.
The loss of, or a significant adverse change in our relationships with our largest customers, or loss of market position of any major customer, could cause a material decrease in net sales. The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or an inability to collect accounts receivable from any major customer could adversely impact our net income and cash flow. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
Increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede production, reduce sales of products and increase costs.
Our financial performance is affected by the cost of labor. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of products and increase costs.
We may be subject to claims arising from the operations of our various businesses arising from periods prior to the dates they were acquired. Our ability to seek indemnification from the former owners of these businesses may be limited, in which case, we would be liable for these claims.
We may be subject to claims or liabilities arising from the ownership or operation of Ply Gem or Ply Gem’s subsidiaries for the periods prior to acquisition of them, including environmental liabilities. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of its subsidiaries for these claims or liabilities is limited by various factors, including the specific limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy such claims or liabilities. If we are unable to enforce any indemnification rights we may have against the former owners or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, or if we do not have any right to indemnification, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our operating performance.
Significant changes in factors and assumptions used to measure certain of Ply Gem’s defined benefit plan obligations that we assumed in connection with Merger, actual investment returns on pension assets and other factors could negatively impact our operating results and cash flows.
As a result of the Merger on November 16, 2018, we assumed the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc Retirement Plan (the “MW Plan”). The recognition of costs and liabilities associated with the Ply Gem Plan and the MW Plan for financial reporting purposes is affected by assumptions made by management and used by actuaries to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future obligations of these plans. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets for the funded plans, retirement rates, and mortality rates. These assumptions are generally updated annually.
The historical Ply Gem Plan and the MW Plan were underfunded by $12.9 million as of December 31, 2018. In recent years, the volatility in interest rates and changes to mortality assumptions have materially impacted the funded status of these pension plans. In addition, volatile asset performance, most notably since 2008, has also negatively impacted the funded status of these pension plans. Funding requirements for the Ply Gem Plan and the MW Plan may become more significant. If cash flows and capital resources are insufficient to fund our pension plan obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance its indebtedness.
We are subject to the credit risk of our customers.
Ply Gem has historically provided, and we expect to continue to provide, credit to our customers in the normal course of business. All of the customers in our Windows and Siding segments are sensitive to economic changes and to the cyclical nature of the building industry. Especially during protracted or severe economic declines and cyclical downturns in the building industry, our customers may be unable to perform on their payment obligations, including their debts to us. Any failure by customers to meet their obligations to us may have a material adverse effect on our financial condition, cash flows and results of operations. In addition, we may incur increased expenses related to collections in the future if we are required to take legal action to enforce the contractual obligations of a significant number of our customers.
An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customers and/or retain existing customers.
Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. Ply Gem has historically, and we will continue to aim to introduce, products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.
We could face potential product liability claims, including class action claims and warranties, relating to products we manufacture.
We face an inherent business risk of exposure to product liability claims, including class action claims and warranties, in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products are defective or prove to be defective, among other things, we may be responsible for damages related to any defective products and may be required to cease production, recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any insurance we maintain may not continue to be available on acceptable terms or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product discontinuance, recall or redesign could result in adverse publicity against us, which could cause sales to decline, or increase warranty costs.
Changes in building codes and standards could increase the cost of our products, lower the demand for our products, or otherwise adversely affect the business.
Our products and markets are subject to extensive and complex local, state, federal, and foreign statutes, ordinances, rules, and regulations. These mandates, including building design and safety and construction standards and zoning requirements, affect the cost, selection, and quality requirements of building components like windows and siding.
These statutes, ordinances, rules, and regulations often provide broad discretion to governmental authorities as to the types and quality specifications of products used in new residential and non-residential construction and home renovations and improvement projects, and governmental authorities can impose different standards. Compliance with these standards and changes in such statutes, ordinances, rules, and regulations may increase the costs of manufacturing our products or may reduce the demand for certain of our products in the affected geographical areas or product markets. Conversely, a decrease in product safety standards could reduce demand for our more modern products if less expensive alternatives that did not meet higher standards became available for use in that market. All or any of these changes could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We will be required to pay a third party for certain tax benefits, including net operating loss (“NOL”) carryovers, we may claim, and the amounts we may pay could be significant.
In connection with its initial public offering, Ply Gem Holdings entered into a tax receivable agreement (the “Tax Receivable Agreement”) with an entity controlled by an affiliate of CI Capital Partners LLC (the “Tax Receivable Entity”). Subsequently, the rights to the Tax Receivable Agreement were transferred to a third party. The Tax Receivable Agreement generally provides for the payment by Ply Gem to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Ply Gem actually realizes in periods after the initial public offering as a result of  (i) NOL carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the initial public offering and (iii) deductions related to imputed interest deemed to be paid by Ply Gem as a result of or attributable to payments under the Tax Receivable Agreement.

The amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the tax rate then applicable, the use of NOL carryovers and the portion of payments under the Tax Receivable Agreement constituting imputed interest. In addition, the Tax Receivable Agreement provides that, upon certain mergers, asset sales, or other forms of business combinations or certain other changes of control, Ply Gem’s or its successor’s obligations with respect to tax benefits would be based on certain assumptions, including that Ply Gem or its successor would have sufficient taxable income to fully utilize the NOL carryovers covered by the Tax Receivable Agreement.
As of December 31, 2018, we had a $24.8 million current liability for the amount due pursuant to the Tax Receivable Agreement. The Tax Receivable Entity will not reimburse Ply Gem for any payments previously made if such benefits are subsequently disallowed. As a result, in such circumstances, Ply Gem could make payments under the Tax Receivable Agreement that are greater than its actual cash tax savings and may not be able to recoup those payments, which could adversely affect its liquidity. However, any excess payments made to the Tax Receivable Entity will be netted against payments otherwise to be made, if any, after the determination of such excess.
We may not be able to fully utilize Ply Gem’s NOL carryforwards. The generation of taxable income is necessary to utilize these NOL carryforwards.
Under federal and most state income tax laws, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years. We may not be able to fully utilize these net operating losses, foreign loss carryforwards and incremental net operating losses resulting from fees and expenses related to the Merger. The generation of taxable income is necessary to utilize these net NOL carryforwards. Additionally, changes in Ply Gem’s equity ownership resulting from the Merger may delay its ability to fully utilize these NOL carryforwards.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the transition period ended December 31, 2018:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
October 29, 2018 to November 25, 2018	296,954	$12.25	—	$55,573
November 26, 2018 to December 31, 2018	50,086	$9.82	—	55,573
Total	347,040	$11.90	—

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

(2)
On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of December 31, 2018, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
*10.1	General Form of Award Agreement for Equity Awards (December 2018)
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*99.1	Unaudited pro forma condensed combined financial information and explanatory notes as of and for the transition period ended December 31, 2018
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.

Date: February 11, 2019	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: February 11, 2019	By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President and Chief Financial Officer