Form 10-K/A
period 2018-10-28
NCI BUILDING SYSTEMS INC
filed 2019-02-25
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: October 28, 2018

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
(Address of Principal Executive Offices, Including Zip Code)

(888) 975-9436
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on April 27, 2018 was $750,262,999, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on February 5, 2019 was 125,475,859.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of NCI Building Systems, Inc. (the “Company,” “NCI,” “our” or “we”) for the fiscal year ended October 28, 2018 (“Fiscal 2018”) that was originally filed with the Securities and Exchange Commission (“SEC”) on December 19, 2018 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. On November 16, 2018, our board of directors (the “Board” or “Board of Directors”) approved and changed the Company’s fiscal year from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a fiscal year of the 12 month period of January 1 to December 31 of each calendar year, to commence with the year ending December 31, 2019 (“Fiscal 2019”). As a result of this change in fiscal year, on January 28, 2019, the Board approved and changed the date of the Company’s annual meeting of shareholders for 2019 (the “Annual Meeting”) from the previously announced date of February 28, 2019 to May 23, 2019. Accordingly, we are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 10.1, 31.1 and 31.3 filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Our Directors and Executive Officers

Board of Directors

Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Sixth Amended and Restated By-Laws (the “By-Laws”), together with the Stockholders Agreement, dated November 16, 2018 (the “New Stockholders Agreement”), between the Company and each of Clayton, Dubilier & Rice Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R Fund VIII”), CD&R Friends & Family Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R FF Fund VIII” and, together with CD&R Fund VIII, the “CD&R Fund VIII Investors”), CD&R Pisces Holdings, L.P., a Cayman Islands exempted limited partnership (“CD&R Pisces”, and together with CD&R Fund VIII Investors, individually, the “CD&R Investors,” and collectively, the “CD&R Investor Group”), Atrium Intermediate Holdings, LLC, a Delaware limited liability company (“Atrium”), GGC BP Holdings, LLC, a Delaware limited liability company (“GGC”), and AIC Finance Partnership, L.P., a Cayman Islands exempted limited partnership (“AIC”, and together with Atrium and GGC, each individually, a “Golden Gate Investor,” and collectively, the “Golden Gate Investor Group,” and together with the CD&R Investor Group, the “Investors”), provide that the number of directors on our Board initially following the consummation of the Merger (as defined below) shall be fixed at twelve, and shall be fixed from time to time exclusively pursuant to a resolution adopted by a majority of our Board. The number of members constituting our Board is currently fixed at twelve, including one vacancy as of the date hereof.

In accordance with our Certificate of Incorporation and By-Laws, our Board is divided into three classes, as nearly equal in number as reasonably possible, and members are elected for a term of office expiring at the third succeeding annual stockholders’ meeting following their election to office or until a successor is duly elected and qualified. Except as otherwise provided by the New Stockholders Agreement, under our By-Laws, newly created directorships resulting from any increase in the authorized number of directors or any vacancies on our Board resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled only by a majority of the votes that can be cast by directors then in office, though less than a quorum, and directors so chosen hold office until the Annual Meeting of stockholders at which the term of office of the class to which the director has been elected expires. The terms of office of each of the Class II directors expire at the Annual Meeting and the terms of office of each of the Class I and Class III directors expire at the Annual Meetings in 2021 and 2020, respectively.

Kathleen J. Affeldt

Ms. Affeldt, age 70, has served as a director since November 2009. Ms. Affeldt serves on the Nominating & Corporate Governance Committee, the Executive Committee, the Affiliate Transactions Committee, and is the Chair of the Compensation Committee of our Board of Directors. Ms. Affeldt retired from Lexmark International, a developer, manufacturer and supplier of printing and imaging solutions for offices and homes, in February 2003, where she had been Vice President of Human Resources since July 1996. She joined Lexmark when it became an independent company in 1991 as the Director of Human Resources. Ms. Affeldt began her career at IBM in 1969, specializing in sales of supply chain systems. She later held a number of human resources management positions. Ms. Affeldt has served as a director of SIRVA, Inc. and as chair of that board’s compensation committee. She also served as a director of Sally Beauty Holdings, Inc., and as the chair of that board’s compensation committee. She currently serves as a director of BTE Technologies, Inc., and as a director and chair of the compensation committee of HD Supply Holdings, Inc. Ms. Affeldt attended the State University of New York and Hunter College in New York City, majoring in Business Administration.

Director Qualifications: Ms. Affeldt’s experience in large, multinational companies in general, as well as in the human resources field in particular, provides our Board of Directors with insight into the attraction, motivation and retention of personnel. Additionally, her service on the boards of other public companies brings to our Board of Directors valuable insight into the strategic, financial and personnel challenges faced by companies similar to NCI.

George L. Ball

Mr. Ball, age 60, has served as a director since February 2014. He serves on the Audit Committee, the Compensation Committee, the Executive Committee, the Affiliate Transactions Committee, and is the Chair of the Routine Transaction Committee of our Board of Directors. Mr. Ball is the Chief Financial Officer of Parsons Corporation, a global engineering and construction services company that was established in 1944. Mr. Ball joined Parsons in 1995 and has held varying positions of increasing responsibility and was promoted to Chief Financial Officer in 2008. Mr. Ball was formerly a senior accountant with Coopers & Lybrand LLP, now known as PricewaterhouseCoopers LLP. Mr. Ball currently serves as a director of Wells Fargo Real Estate Investment Corporation, a publicly traded real estate investment trust, and is a member of its audit committee. Mr. Ball earned his B.S. in Accounting from Drexel University.

Director Qualifications: Mr. Ball’s background and experience as an executive in a large, multinational engineering and construction services company provides the Board with perspective on strategic, financial, compensation, management development and sales issues. Mr. Ball’s extensive experience and financial and accounting background as a chief financial officer provides the Audit Committee with valuable experience. Mr. Ball’s extensive financial experience and knowledge of compensation program design provide the Compensation Committee with valuable experience.

Gary L. Forbes

Mr. Forbes, age 75, has served as a director since December 1991. Mr. Forbes serves on the Executive Committee, Affiliate Transactions Committee, and is the Chair of the Audit Committee of our Board of Directors. In addition, Mr. Forbes is our designated Audit Committee financial expert. Mr. Forbes was a Senior Vice President of Equus Total Return, Inc., an investment company, from November 1991 until his retirement in March 2010. Mr. Forbes was a director of Consolidated Graphics, Inc., a publicly traded commercial printing company, where he served on its audit committee, from 1993 until January 2014. Mr. Forbes previously served on the board of directors of Carriage Services, Inc., a publicly traded funeral services company, from May 2007 to February 2009. Mr. Forbes earned a B.B.A. in Accounting from the University of Texas at Austin and is a certified public accountant.

Director Qualifications: Mr. Forbes’ background has provided our Board of Directors with valuable financial and accounting expertise as our financial expert on the Audit Committee of our Board of Directors. Additionally, having served as a member of our Board of Directors since 1991, Mr. Forbes has a deep historical understanding of our business, operations and culture.

John J. Holland

Mr. Holland, age 68, has served as a director since November 2009. He serves on the Audit Committee, the Nominating & Corporate Governance Committee and the Affiliate Transactions Committee of our Board of Directors. Mr. Holland served as the President of the International Copper Association from February 2012 until his retirement in November 2015. The International Copper Association is a marketing association for the copper industry. Mr. Holland has been the President of Greentree Advisors, LLC since October 2004. Mr. Holland was the President, Chief Operating Officer and Chief Financial Officer of MMFX Technologies Corporation, a privately held steel manufacturing firm, from 2008 until 2009. Prior to that, Mr. Holland was the Executive Vice President and Chief Financial Officer of Alternative Energy Sources, Inc., an ethanol producer, from August 2006 until June 2008. Mr. Holland previously was employed by Butler Manufacturing Company, a producer of pre-engineered building systems, supplier of architectural aluminum systems and components and provider of construction and real estate services for the nonresidential construction market, from 1980 until his retirement in 2004. Prior to his retirement from Butler, Mr. Holland served as Chairman of the Board from 2001 to 2004, as Chief Executive Officer from 1999 to 2004 and as President from 1999 to 2001. Mr. Holland currently serves as a director and on the audit committee of Cooper Tire & Rubber Co., and as a director and on the audit and compensation committees of Saia, Inc. (formerly SCS Transportation, Inc.). Mr. Holland holds B.S. and M.B.A. degrees from the University of Kansas and is a certified public accountant.

Director Qualifications: Mr. Holland’s extensive career in the metal building industry, including his role as a chief executive officer of a public company, provides the Board with perspective on the particular strategic, manufacturing, sales and marketing, compensation and personnel issues faced by companies in our industry. Further, Mr. Holland’s extensive financial and accounting background as a former chief financial officer and a certified public accountant provides the Audit Committee with valuable expertise.

Lawrence J. Kremer

Mr. Kremer, age 77, has served as a director since October 2009. Mr. Kremer serves on the Affiliate Transactions Committee of our Board of Directors. Mr. Kremer retired in 2007 from Emerson Electric Co., having served as Corporate Vice President of Global Materials. Prior to that, Mr. Kremer was employed by Whirlpool Corporation, a worldwide producer of appliances, as Senior Vice President of International Operations and Global Materials. Mr. Kremer currently serves as a director of Fifth Third Bank Southern Region and St. Mary’s Hospital System, a Midwest Regional Hospital. Mr. Kremer previously served as Chairman of the Board of Trustees of the University of Evansville. Mr. Kremer holds a B.S. and an M.B.A. from the University of Evansville.

Director Qualifications: Mr. Kremer’s leadership roles in global manufacturing bring to our Board of Directors an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing operations.

John Krenicki

Mr. Krenicki, age 56, has served as lead director since November 16, 2018. He serves on the Compensation Committee, as Chair of the Nominating & Corporate Governance Committee and as Chair of the Executive Committee of our Board of Directors. Mr. Krenicki served as Lead Director of Ply Gem Holdings, Inc. from April 16, 2018 until the consummation of the Merger (as defined below). He is currently a Director at Devon Energy Corp. Mr. Krenicki served as Vice Chairman of GE and as President and Chief Executive Officer of GE Energy (“GE”) from July 2005 until December 2012. His responsibilities included oversight of GE’s oil and gas, power and water and energy management businesses. He also serves as chairman of Brand Industrial Services Inc., Wilsonart International Holdings LLC, and PowerTeam Services. He was a Member of GE’s Corporate Executive Council and the GE Capital Board of Directors. He previously served as chairman of ServiceMaster Global Holdings and CHC Group and as a director of Hess Corp. He is a member of the National Petroleum Council. He earned a B.S. degree in Mechanical Engineering from the University of Connecticut. He received an M.S. degree in Management from Purdue University.

Director Qualifications: Mr. Krenicki’s leadership roles in diverse manufacturing and services enterprises bring to our Board of Directors an understanding of the global business environment, investment judgment, and valuable insight into the operations of large, complex manufacturing operations.

George Martinez

Mr. Martinez, age 77, has served as a director since March 2003. He serves on the Audit Committee and the Affiliate Transactions Committee of our Board of Directors. Mr. Martinez is the Chairman and Chief Executive Officer of Allegiance Bancshares, Inc., a publicly traded bank holding company (ABTX Nasdaq) which owns Allegiance Bank, a Texas banking association headquartered in Houston, Texas that opened for business in October 2007. He has been active as a bank executive in Houston for over 40 years and is the former Chairman of Sterling Bancshares, Inc., a publicly traded bank holding company (SBIB Nasdaq). Mr. Martinez served as President of Chrysalis Partners, LLC, a performance consulting firm, from 1999 to 2008. He serves his community on the boards of directors of the University of St. Thomas and Collaborative for Children. Mr. Martinez has a B.A. in Business Administration and Economics from Rice University.

Director Qualifications: Mr. Martinez’s background and experience in performance consulting and as an executive in the banking industry allow him to provide to the Board valuable financial, accounting and operational expertise. Additionally, having served as a member of our Board of Directors since 2003, Mr. Martinez has a high degree of familiarity with our business, operations and culture.

James S. Metcalf

Mr. Metcalf, age 61, has served as a director since May 2017, as the Chairman of our Board of Directors since January 1, 2018 and as our Chief Executive Officer since November 16, 2018. He serves on the Executive Committee, the Routine Transaction Committee, and the Affiliate Transactions Committee of our Board of Directors. Mr. Metcalf retired in October 2016 as the Chairman, President and Chief Executive Officer of USG Corporation. At the time of his retirement, he had served as Chairman since December 2011 and had served as Chief Executive Officer and President since January 2011. From January 2006 through January 2011, he was President and Chief Operating Officer of USG. Prior to that, Mr. Metcalf held many positions at USG including president, Building Systems; president and chief executive officer, L&W Supply; senior vice president, Sales and Marketing, USG Interiors, Inc.; vice president, National Accounts, United States Gypsum Company; director, Retail Marketing, USG Corporation; director, Retail Sales, USG Interiors, Inc.; and national accounts manager, United States Gypsum Company. Mr. Metcalf is a director of Tenneco Inc. Mr. Metcalf is a policy advisory board member for the Joint Center for Housing Studies at Harvard University. Mr. Metcalf holds a bachelor’s degree from The Ohio State University. He also holds a master’s degree in business administration from Pepperdine University and Stanford University SEP.

Director Qualifications: Mr. Metcalf’s extensive career in a building materials company, including his former role as a chief executive officer and chairman of its board of directors, provides him with the necessary skills to be Chairman of our Board of Directors. As a result of his experience, he has a deep understanding of the industry in which we participate and insight into corporate governance practices, strategy, operations, finance, technology, innovation, and compensation policies and practices generally and, as our Chief Executive Officer for the last two months, our Company in particular.

Timothy O’Brien

Mr. O’Brien, age 55, has served as a director since November 16, 2018. He serves on the Nominating & Corporate Governance Committee of our Board of Directors. Mr. O’Brien has served as the President and Chief Executive Officer of Wilsonart Engineered Surfaces since January 2013. Prior to joining Wilsonart, Tim served as Vice President and General Manager of SABIC Innovative Plastic, responsible for the engineering resins business in the Americas and Europe. SABIC Innovative Plastics, a business unit of Saudi Basic Industries Corporation (“SABIC”), was founded in 2007 with the acquisition of GE Plastics. Prior to SABIC, Tim began his career at General Electric as a Sales Representative for GE Lighting. Throughout his 24-year career at GE, he also held roles of increasing responsibility in Sales, Production Management and General Management, including Vice President of Sales and Distribution Operations for the Asia Pacific, based in Singapore. Mr. O’Brien ultimately served as Senior Vice President for Commercial Finance with GE Capital until 2003, running a global computer leasing business. Mr. O’Brien earned his Bachelor’s Degree from Northeastern University in Massachusetts and his MBA from Baldwin Wallace College in Ohio.

Director Qualifications: Mr. O’Brien’s leadership roles in global manufacturing bring to our Board of Directors an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing operations.

Nathan K. Sleeper

Mr. Sleeper, age 45, has served as a director since October 2009. Mr. Sleeper serves on the Compensation Committee and the Executive Committee of our Board of Directors. Mr. Sleeper is a partner of Clayton, Dubilier & Rice, LLC (“CD&R, LLC”), the successor to the investment management business of CD&R, Inc., which he joined in 2000. Prior to joining CD&R, Inc., he was employed by Goldman, Sachs & Co. in the Investment Banking Division. He has also been employed by Tiger Management. He currently serves as a director of PowerTeam Services LLC, Wilsonart International Holdings LLC, Brand Energy & Infrastructure Services, Inc., Beacon Roofing Supply, Inc., a public company, SunSource Holdings, Inc., and Core & Main LP. Mr. Sleeper was a director of Atkore International Group, Inc., a public company, HD Supply Holdings, Inc., a public company, Hussmann International, Inc., U.S. Foods, Inc., Hertz Global Holdings, a public company, and CHC Group Ltd. Mr. Sleeper holds a B.A. from Williams College and an M.B.A. from Harvard Business School.

Director Qualifications: Mr. Sleeper’s broad experience in the financial and investment communities brings to our Board of Directors important insights into business strategy and areas to improve our financial performance.

Jonathan L. Zrebiec

Mr. Zrebiec, age 39, has served as a director since November 2009. Mr. Zrebiec is a partner of CD&R, LLC, having joined CD&R, Inc. in 2004. He serves on the Routine Transaction Committee of our Board of Directors. Prior to joining CD&R, Inc., he was employed by Goldman, Sachs & Co. in the Investment Banking Division. He currently serves as a director of Atkore International Group, Inc., a public company, Wilsonart International Holdings LLC, Brand Energy & Infrastructure Services, Inc., Core & Main LP and SunSource Holdings, Inc. Mr. Zrebiec was a director of Roofing Supply Group, LLC from May 2012 to September 2015 and was a director of Hussmann International, Inc. from October 2011 to April 2016. Mr. Zrebiec holds a B.S. in Economics from the University of Pennsylvania and holds an M.B.A. from Columbia University.

Director Qualifications: Mr. Zrebiec’s experience in the financial and investing community provides our Board with insight into business strategy, improving financial performance and the economic environment in which we operate. Mr. Zrebiec is a CD&R Investor Nominee (as defined in the New Stockholders Agreement).

Executive Officers

Our current executive officers are as follows:

Name	Position

James S. Metcalf	Chairman and Chief Executive Officer
Brian P. Boyle	Senior Vice President, Chief Accounting Officer and Treasurer
John L. Buckley	President, Siding Business Unit - Residential
Todd R. Moore	Executive Vice President, Chief Legal, Risk & Compliance Officer and Corporate Secretary
Shawn K. Poe	Executive Vice President, Chief Financial Officer
Donald R. Riley	Chief Executive Officer, Commercial Business Unit and Head of Supply Chain & Technology
Arthur W. Steinhafel	President, U.S. Windows Business Unit - Residential
Katy K. Theroux	Executive Vice President, Chief Human Resources Officer

Information concerning the business experience of Mr. James S. Metcalf is provided under the section titled “Board of Directors.”

Brian P. Boyle, age 46, has served as Senior Vice President, Chief Accounting Officer and Treasurer since November 16, 2018. Mr. Boyle was Ply Gem Industries, Inc.’s Chief Accounting Officer and Treasurer from 2016 until November 16, 2018. Prior to this role, Mr. Boyle served as Ply Gem’s Corporate Controller from 2008-2016 participating in Ply Gem’s initial public offering process in 2013. Prior to joining Ply Gem, Mr. Boyle was a senior manager in the audit practice with PricewaterhouseCoopers LLP in Raleigh, NC working predominantly with manufacturing clients. Mr. Boyle graduated from the University of North Carolina-Chapel Hill in 1995 with a BSBA and a Master of Accounting.

John L. Buckley, age 54, has served as our President, Siding Business Unit - Residential (formerly known as the Siding Division) since November 16, 2018. Prior to that, Mr. Buckley served as Ply Gem Industries, Inc.’s President of Siding, Fencing and Stone group from 2012 until November 16, 2018. Mr. Buckley joined Ply Gem in 1999, and prior to his appointment as President of the Siding, Fencing and Stone group he had served as Senior Vice President of Sales for Ply Gem’s siding and accessories subsidiaries. Prior to joining Ply Gem, Mr. Buckley worked for CertainTeed from 1991 to 1999, holding a variety of sales management positions. Mr. Buckley currently serves as the Chairman of the VSI Board of Directors and Chairman of the VSI Steering Committee and Primary Marketing Committee. Mr. Buckley received a BA in communications from the University of Michigan in 1986, and a MSA from Madonna University in 1991.

Todd R. Moore, age 59, has served as our Executive Vice President, Chief Legal, Risk & Compliance Officer and Corporate Secretary since May 2017. Mr. Moore served as our Executive Vice President and General Counsel from December 2007 to May 2017, and as our Vice President and General Counsel from March 2003 to December 2007. Mr. Moore has served as a Vice President and General Counsel of all NCI divisions since January 1999 and as our Corporate Secretary since March 2005. Before joining NCI in January 1999, Mr. Moore was a partner in the Trial Section of Gardere Wynne Sewell LLP, a law firm based in Texas. Mr. Moore has a B.A. in Political Science from Southern Methodist University and a J.D. from the University of Tulsa College of Law. He is licensed to practice law in the State of Texas.

Shawn K. Poe, age 56, has served as Executive Vice President, Chief Financial Officer since November 16, 2018. Mr. Poe was Chief Financial Officer and Executive Vice President of Ply Gem Holdings, Inc. from August 2004 until November 16, 2018. He served as Vice President of Finance of Ply Gem Holdings Inc. from March 2000 to August 2004. He served as Corporate Controller and various other accounting positions at Nordyne, Inc., joining in 1990. Mr. Poe graduated from Southeast Missouri State University in 1984 with a BS in Accounting. Mr. Poe graduated from Fontbonne College in 1994 with an MBA.

Donald R. Riley, age 56, has served as our Chief Executive Officer, Commercial Business Unit (formerly known as the NCI Division) and Head of Supply Chain & Technology since November 2018. Mr. Riley served as our Chief Executive Officer from July 2017 to November 2018, as President from January 2016 to November 2018 and as President of our Group Business Segment from December 2014 to January 2016. Mr. Riley has also served on the Board of Directors and on its Executive Committee from July 2017 to November 2018. Before joining NCI, Mr. Riley was employed by Probuild Holdings, LLC, a supplier of building materials to production builders, custom builders, local contractors and project oriented consumers, where he served as Executive Vice President from November 2011 to November 2014. As Executive Vice President, Mr. Riley managed the supply chain, manufacturing, construction services, marketing, pricing, information technology, strategy and business project management office functions. Prior to joining Probuild Holdings, Mr. Riley was employed by Mohawk Industries, Inc., a floor covering company, from September 2004 to November 2011, serving in various capacities such as Chief Information Officer, Senior Vice President Logistics, and Interim Flooring Executive Vice President Customer Experience. At Mohawk Industries, Mr. Riley was responsible for its global information systems, North America logistic functions, and the flooring segment’s customer service function. Mr. Riley has a B.S. in Engineering from the University of Tennessee at Knoxville.

Arthur W. Steinhafel, age 52, has served as President, U.S. Windows Business Unit - Residential (formerly known as the U.S. Windows Division) since November 16, 2018. Prior to that, Mr. Steinhafel served as Ply Gem Industries, Inc.’s President of U.S. Windows and Doors group from 2013 to November 15, 2018. Mr. Steinhafel joined Ply Gem in 2010, and prior to his appointment to President of the Ply Gem’s U.S. Window and Door group had served as Senior Vice President of Sales for Ply Gem’s U.S. Window and Door group. Prior to joining Ply Gem, Mr. Steinhafel worked for Atrium Windows from 2008 to 2010 as President of the Central Region and for Peachtree Window Companies in various capacities from 1999 to 2007. Mr. Steinhafel received a BS in Industrial Technology from the University of Wisconsin-Stout in 1992.

Katy K. Theroux, age 50, has served as our Executive Vice President, Chief Human Resources Officer since November 2018. Ms. Theroux served as our Executive Vice President, Corporate Marketing and Chief Human Resources Officer from July 2017 to November 2018, and as our Vice President, Chief Human Resources officer from September 2014 to June 2017. Before joining NCI, Ms. Theroux was employed by 1WORLDSYNC, where she served as Chief Marketing and Administrative Officer from 2012 to 2013, and was responsible for the integration of two multinational technology services companies. Prior to joining 1WORLDSYNC, Ms. Theroux served as Senior Vice President, Customer Engagement & Solutions for its parent, GS1 US and 1SYNC from 2007 to 2012, and was responsible for customer support, marketing, human resources and facilities shared services for all operating units. Ms. Theroux also served as its Chief Human Resources Officer from 2006 to 2012. Ms. Theroux served as Chairman of the Board of Peirce College until June 2015. Ms. Theroux has a B.S. from Syracuse University and an M.B.A. from Saint Peter’s University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than 10% of any of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Our employees prepare these reports for our directors and executive officers who request it on the basis of the information obtained from them and from NCI’s records. Our directors and officers are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on our review of the copies of the forms received by us with respect to Fiscal 2018, or written representations from the reporting persons, we believe that all Section 16(a) executive officers, directors and greater than 10% beneficial stockholders of NCI complied with applicable Section 16(a) requirements during Fiscal 2018; except that one report, covering one transaction, was filed late by Mr. Metcalf.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics relating to the conduct of our business by our directors, officers and employees, which is posted on our website at www.ncibuildingsystems.com under the heading “Investors — Committees & Charters.” Any amendments to or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted to our website in the same section as the Code of Business Conduct and Ethics as noted above. However, the information on our website is not incorporated by reference into this Form 10-K.

Board Meetings

Our Board met seven times during the fiscal year ended October 28, 2018. Each of our directors attended 75% or more of the aggregate of the total number of meetings of our Board of Directors held during the period in which he or she was a director and the total number of meetings held by all board committees on which he or she served during the periods that he or she served. It is our policy to schedule a meeting of our Board of Directors on the date of the Annual Meeting, and we encourage all of our directors to attend both meetings. All of our then-current directors attended last year’s Annual Meeting.

Our non-management directors meet without the presence of management at regularly scheduled executive sessions. These executive sessions typically occur before or after regularly scheduled meetings of our Board of Directors. The presiding director of these executive sessions is the Chair of the Nominating and Corporate Governance Committee, if such person is an independent director; otherwise, the Chair of the Audit Committee serves as presiding director. For information on how you can communicate with our non-management directors, please see “Communications with Our Board.”

Board Committees

Our Board has six standing committees – the Executive Committee, the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Affiliate Transactions Committee and the Routine Transactions Committee. Below is a table disclosing our Board of Directors and committee compositions as of the date of this Amendment.

BOARD AND COMMITTEE APPOINTMENTS

Name	Board	Class	Expiration	Audit	Compensation	Nominating & Corporate Governance	Executive	Affiliate Transactions (b)	Routine Transactions Committee
Kathleen J. Affeldt	Member	III	2020		Chair	Member	Member	Member
George L. Ball	Member	III	2020	Member	Member		Member	Member	Chair
Gary L. Forbes	Member	II	2019(a)	Chair			Member	Member
John J. Holland	Member	I	2021	Member		Member		Member
Lawrence J. Kremer	Member	I	2021					Member
John Krenicki	Member	I	2021		Member	Chair	Chair
George Martinez	Member	II	2019(a)	Member				Member
James S. Metcalf	Chairman	II	2019(a)				Member	Member	Member
Timothy O’Brien	Member	III	2020			Member
Nathan K. Sleeper	Member	III	2020		Member		Member
Jonathan L. Zrebiec	Member	II	2019(a)						Member

(a)	Messrs. Forbes, Martinez, Metcalf, and Zrebiec are Class II directors. The Class II directors are to be elected at the Annual Meeting for a term expiring at the Annual Meeting to be held in 2022.

(b)	No chair exists for the Affiliate Transactions Committee.

Executive Committee

The Executive Committee is generally authorized to act on behalf of our Board between scheduled meetings of our Board of Directors, except as provided by the New Stockholders Agreement and by our By-Laws, to the fullest extent permitted by Delaware corporate law. However, the Executive Committee does not have the authority to approve amendments to our charter or By-Laws or specified extraordinary corporate transactions. The Executive Committee operates under a charter adopted by our Board of Directors, a copy of which is available on our website at www.ncibuildingsystems.com under the heading “Investors — Committees & Charters.”

As of the end of Fiscal 2018, the members of the Executive Committee were Mr. James Berges, Mr. Forbes, Mr. Metcalf, Mr. Riley and Mr. Sleeper, with Mr. Berges serving as Chairman. The Executive Committee did not meet during the fiscal year ended October 28, 2018. In connection with their resignation from the Board, Messrs. Berges and Riley resigned from the Executive Committee, effective November 16, 2018. The Board appointed Messrs. Krenicki and O’Brien to the Executive Committee, effective November 16, 2018. As of the date of this Amendment, the members of the Executive Committee were Ms. Affeldt, Mr. Ball, Mr. Forbes, Mr. Krenicki, Mr. Metcalf and Mr. Sleeper, with Mr. Krenicki serving as Chairman.

Audit Committee

The Audit Committee assists our Board in fulfilling its responsibilities relating to our corporate accounting and reporting practices and the quality and integrity of our financial reports. The Audit Committee assists the Board in monitoring the integrity of our financial statements, the independence, qualifications and performance of our independent auditors; the performance of our internal audit function, our compliance with legal and regulatory requirements, and the preparation of our Audit Committee’s report included in our proxy statements. In discharging its duties, our Audit Committee has the authority to retain independent legal, accounting and other advisors and has the sole authority to appoint, retain, replace or terminate the independent auditor.

As of the end of Fiscal 2018, the members of the Audit Committee were Mr. Ball, Mr. Forbes, Mr. Holland and Mr. Martinez, with Mr. Forbes serving as Chair. The Audit Committee met six times during the fiscal year ended October 28, 2018.

The Audit Committee is composed solely of directors who are not our officers or employees, have the requisite financial literacy to serve on the Audit Committee, as determined by our Board of Directors, and whom our Board of Directors has determined are “independent” under the listing standards of the NYSE and the rules and regulations of the SEC, including the heightened independence standards for Audit Committee members under Section 303A.06 of the NYSE Listed Company Manual, the Exchange Act, and Rule 10A-3 promulgated thereunder.

Our Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Forbes, the Chair of our Audit Committee, is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee operates under a written Audit Committee Charter adopted by our Board of Directors, a copy of which is available on our website at www.ncibuildingsystems.com under the heading “Investors — Committees & Charters.”

Compensation Committee

The Compensation Committee assists our Board in fulfilling its responsibilities relating to our compensation practices. The Compensation Committee discharges the Board’s responsibilities relating to compensation of directors, officers and senior managers, oversees, evaluates, and advises our Board regarding NCI’s overall compensation policies and structure, including benefit plans and programs, prepares reports on executive compensation required for inclusion in our proxy statements and discusses these reports with our management. The Compensation Committee is permitted to delegate its authority on all matters for which it is responsible to subcommittees consisting of one or more members. The Compensation Committee met three times during the fiscal year ended October 28, 2018.

As of the end of Fiscal 2018, the members of the Compensation Committee were Ms. Affeldt, Mr. Ball, Mr. Holland, Mr. Martinez, Mr. Metcalf and Mr. Sleeper, with Ms. Affeldt serving as Chairperson. Effective as of November 16, 2018, Messrs. Holland and Martinez resigned from the Compensation Committee. The Board appointed Mr. Krenicki to the Compensation Committee, effective November 16, 2018. As of the date of this Amendment, the members of the Compensation Committee were Ms. Affeldt, Mr. Ball, Mr. Krenicki and Mr. Sleeper, with Ms. Affeldt serving as Chairperson. The Compensation Committee is composed solely of directors who are not our officers or employees.

The Compensation Committee operates under a Compensation Committee Charter adopted by our Board, a copy of which is available on our website at www.ncibuildingsystems.com under the heading “Investors — Committees & Charters.”

Nominating & Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible, subject to and in accordance with the New Stockholders Agreement, for identifying or assisting in the identification of, and recommending qualified candidates to serve on our Board and, subject to and in accordance with the New Stockholders Agreement, recommending to our Board the director nominees to be elected by our stockholders at each annual or special meeting. In addition, the Nominating and Corporate Governance Committee is responsible for developing and advising our Board with respect to guidelines for the governance of NCI, including monitoring compliance with those guidelines, as well as overseeing succession planning and the evaluation and review of the performance of our Board.

As of the end of Fiscal 2018, the members of the Nominating and Corporate Governance Committee were Mr. Berges, Mr. Holland, Mr. Forbes, Mr. Kremer, Mr. Metcalf and Mr. VanArsdale, with Mr. Berges serving as Chairman. In connection with their resignation from the Board, Messrs. Berges and VanArsdale resigned from the Nominating and Corporate Governance Committee, effective November 16, 2018. Messrs. Forbes, Kremer and Metcalf also resigned from the Nominating & Corporate Governance Committee, effective November 16, 2018. The Board appointed Ms. Affeldt, Mr. Krenicki and Mr. O’Brien to the Nominating and Corporate Governance Committee, effective November 16, 2018. As of the date of this Amendment, the members of the Nominating & Corporate Governance Committee were Ms. Affeldt, Mr. Holland, Mr. Krenicki and Mr. O’Brien, with Mr. Krenicki serving as Chairman. The Nominating and Corporate Governance Committee met two times during the fiscal year ended October 28, 2018.

The Nominating and Corporate Governance Committee operates under a Nominating and Corporate Governance Committee Charter adopted by our Board, a copy of which is available on our website at www.ncibuildingsystems.com under the heading “Investors — Committees & Charters.” Our Corporate Governance Guidelines adopted by our Board, a copy of which is available at our website at www.ncibuildingsystems.com under the heading “Investors — Committees & Charters,” include the criteria our Board believes are important in the selection of director nominees.

Pursuant to and in accordance with the New Stockholders Agreement, for so long as the CD&R Investors own at least 7.5% of the outstanding shares of Common Stock, the CD&R Investors are entitled to nominate for election, fill vacancies and appoint replacements for a number of Board members in proportion to the CD&R Investors’ percentage beneficial ownership of outstanding Common Stock, but never to exceed one less than the number of independent, non-CD&R-affiliated directors serving on the Board (the “CD&R Investor Director Number”). At each annual meeting or special meeting of stockholders at which any directors of NCI are to be elected, we will take all corporate and other actions necessary to cause the applicable CD&R Investors’ nominees or designees to be nominated for election to our Board and we will solicit proxies in favor of the election of such nominees or designees to be elected at such meeting.

Further, pursuant to and in accordance with the New Stockholders Agreement, for so long as stockholders unaffiliated with the CD&R Investors own in the aggregate at least 7.5% of the voting power of NCI, our Board at all times must be comprised of (i) the Chief Executive Officer of NCI, (ii) such number of CD&R Investor Directors (as defined in the New Stockholders Agreement), not to exceed the CD&R Investor Director Number, (iii) directors who will not be appointed or designated by the CD&R Investors and will be independent of both the CD&R Investors and NCI (the “Independent Non-CD&R Investor Directors”), and (iv) up to one (1) additional director that is not a CD&R Investor Director or the Chief Executive Officer of NCI (the “Unaffiliated Shareholder Director”), who upon election would not be an Independent Non-CD&R Investor Director, provided that if the election or appointment of such person would have the effect of reducing the CD&R Investor Director Number, no such person shall be nominated or appointed without the approval of the CD&R Investor Directors.

Further, pursuant to the New Stockholders Agreement, for so long as the CD&R Investor Voting Interest (as defined in the New Stockholders Agreement) is at least 20% of the voting power of NCI, the CD&R Investors are entitled to representation proportionate to the CD&R Investor Voting Interest (rounded to the nearest whole number) on all committees of the Board, provided that, notwithstanding the foregoing, the CD&R Investors are entitled to have a minimum of one (1) CD&R Investor Director serving on each committee of the Board, subject to applicable restrictions set forth in the New Stockholders Agreement, applicable law and New York Stock Exchange rules.

Pursuant to the New Stockholders Agreement, the CD&R Directors who are members of the Nominating and Corporate Governance Committee (or, if none serve thereon, the remaining CD&R Directors or, if no CD&R Directors remain in office, the CD&R Investors) have the right to designate the CD&R Investor Director(s) to serve as members of a board committee, and the Unaffiliated Shareholder Directors shall have the right to designate the Unaffiliated Shareholder Director to serve as a member of a committee, in each case in accordance with Section 3.1(e)(i) of the New Stockholders Agreement.

In identifying and evaluating nominees for director other than directors nominated by the CD&R Investors pursuant to the New Stockholders Agreement, the Nominating and Corporate Governance Committee first looks at the overall size and structure of our Board to determine the need to add or remove directors and to determine if there are any specific qualities or skills that would complement the existing strengths of our Board.

The Board codified standards for directors in the Board’s Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter. The Corporate Governance Guidelines provide that our Board of Directors should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. The Corporate Governance Guidelines also provide that at all times a majority of the Board must be “independent directors” as defined from time to time by the listing requirements of the NYSE and any specific requirements established by the Board. Each director also is expected to:

•	exhibit high personal and professional ethics, strength of character, integrity, and values;
•	possess commitment and independence of thought and judgment;
•	possess education, experience, intelligence, independence, fairness, practical wisdom and vision to exercise sound, mature judgments;
•	use his or her skills and experiences to provide independent oversight of our business;
•	possess personality, tact, sensitivity, and perspective to participate in deliberations in a constructive and collegial manner;
•	be willing to devote sufficient time to carrying out his or her duties and responsibilities effectively;
•	devote the time and effort necessary to learn our business; and
•	represent the long-term interests of all stockholders.

In addition, our Board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of its oversight of NCI. To that end, our Board places a premium on its members’ professional experience in positions such as a senior manager, chief operations officer, chief financial officer, or chief executive officer of a relatively complex organization such as a corporation, university, or foundation. Ultimately, our Board believes it should be comprised of persons with skills in areas that may include some of the following: finance; manufacturing; sales and markets; strategic planning; development of strategies for sustainability; human resources; safety; legal; international business; and information technology. Under our By-Laws, no person may stand for election as a director if, on the date of any annual or special meeting held for the purpose of electing directors, such person shall have surpassed the age of 75; however, those directors who are then serving on the board of directors and have already reached the age of 75 as of November 16, 2017 may stand for election as a director if, on the date of any annual or special meeting held for the purpose of electing directors, such person shall not have surpassed the age of 78.

In addition to the targeted skill areas, the Nominating and Corporate Governance Committee looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to our Board, including:

•	Strategy – knowledge of our business model, the formulation of corporate strategies, and knowledge of key competitors and global markets;
•	Leadership – skills in coaching senior executives and the ability to assist the CEO in his development;
•	Organizational Issues – understanding of strategy implementation, change management processes, group effectiveness, and organizational design;
•	Relationships – understanding how to interact with customers, vendors, governments, investors, financial analysts, and communities in which we operate;
•	Functional – understanding of financial matters, financial statements and auditing procedures, legal issues, information technology, and marketing; and
•	Ethics – the ability to identify and raise key ethical issues concerning our activities and senior management as they affect the business community and society.

As part of its periodic self-assessment process, our Board annually determines the diversity of specific skills and experiences necessary for the optimal functioning of our Board in its oversight of NCI over both the short and long term.

The Corporate Governance Guidelines state our policy regarding the director selection process that requires the Nominating and Corporate Governance Committee to review the skills and characteristics that the Board seeks in its members individually and in relation to the composition of our Board as a whole. As part of this process, the Board will assess the skill areas currently represented on our Board and those skill areas represented by directors expected to retire or leave our Board in the near future against the target skill areas established annually by our Board, as well as recommendations of directors regarding skills that could improve the overall quality and ability of our Board to carry out its function.

The Nominating and Corporate Governance Committee then establishes the specific target skill areas, characteristics or experiences that are to be the focus of a director search, if necessary. Specific qualities or experiences could include matters such as experience in our industry, financial or technological expertise, experience in situations comparable to ours (e.g., growth companies, companies that have grown through acquisitions, or companies that have restructured their organizations successfully), leadership experience and relevant geographical experience. The Board’s current composition reflects diversity in skills and experiences.

The Nominating and Corporate Governance Committee uses multiple sources for identifying and evaluating nominees for directors other than directors nominated by the CD&R Investors pursuant to the New Stockholders Agreement, including referrals from our current directors and management, as well as input from third-party executive search firms. The Chairman of the Nominating and Corporate Governance Committee and our Chairman of the Board will then interview qualified candidates. Qualified candidates are then invited to meet the remaining members of the Nominating and Corporate Governance Committee. The remaining directors also have an opportunity to meet and interview qualified candidates. The Nominating and Corporate Governance Committee then determines, based on the background information and the information obtained in the interviews, whether to recommend to the Board that a candidate be nominated to our Board.

The Nominating and Corporate Governance Committee will consider qualified nominees recommended by stockholders. Stockholders may submit recommendations to the Nominating and Corporate Governance Committee in care of our Chairman of the Board and Corporate Secretary at our address set forth on the cover page of this Amendment in the form and timing provided in our By-Laws. Subject to the requirements of the New Stockholders Agreement described above, nominees for director who are recommended by our stockholders will be evaluated in the same manner as any other nominee for director.

Nominations by stockholders for seats on the Board not required to be filled by the CD&R Investors’ designees may also be made at an annual meeting of stockholders in the manner provided in our By-Laws. Our By-Laws provide that a stockholder entitled to vote for the election of directors may make nominations of persons for election to our Board at a meeting of stockholders by complying with required notice procedures. To be timely, nominations must be received at our principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by the stockholder must be delivered not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which the public announcement of the date of such meeting is first made by us.

The notice must specify:

•	as to each person the stockholder proposes to nominate for election or re-election as a director:

–	the name, age, business address and residence address of the person;

–	the principal occupation or employment of the person;

–	the class and number of shares of our capital stock that are owned of record or beneficially by the person on the date of the notice; and

–	any other information relating to the person that is required to be disclosed in solicitations for proxies with respect to nominees for election as directors pursuant to Section 14 of the Exchange Act; and

•	as to the stockholder giving the notice:

–	the name and record address of the stockholder and any other stockholder known by that stockholder to be supporting the nominee; and

–	the class and number of shares of our capital stock that are owned of record or beneficially by the stockholder making the nomination and by any other supporting stockholders.

We may require that the proposed nominee furnish us with other information as we may reasonably request to assist us in determining the eligibility of the proposed nominee to serve as a director. At any meeting of stockholders, the presiding officer may disregard the purported nomination of any person not made in compliance with these procedures. Please refer to the full text of our advance notice by-law provisions for additional information and requirements. A copy of our By-Laws may be obtained by writing to our Corporate Secretary at the address shown on the cover page of this Amendment.

Affiliate Transactions Committee

The Affiliate Transactions Committee is responsible for reviewing, considering and approving certain transactions between NCI and its controlled affiliates, on the one hand, and the CD&R Investors and their affiliates, on the other hand. This committee is made up of (x) the Unaffiliated Shareholder Directors then in office and (y) one CD&R Investor Independent Director (as defined in the New Stockholders Agreement), if a CD&R Investor Independent Director is then serving on the Board, and otherwise, the Chief Executive Officer of the Company serving as a director on the Board. As of the end of Fiscal 2018, the members of the Affiliate Transactions Committee were Mr. Ball, Mr. Forbes, Mr. Holland and Mr. Martinez. Effective November 16, 2018, the Board appointed Ms. Affeldt, Mr. Metcalf and Mr. Kremer to the Affiliate Transactions Committee. As of the date of this Amendment, the members of the Affiliate Transactions Committee were Ms. Affeldt, Mr. Ball, Mr. Forbes, Mr. Holland, Mr. Kremer, Mr. Martinez and Mr. Metcalf. The Affiliate Transactions Committee has no chair.

The Affiliate Transactions Committee operates under an Affiliate Transactions Committee Charter adopted by our Board of Directors, a copy of which is available on our website at www.ncibuildingsystems.com under the heading “Investors — Committees & Charters.”

Routine Transactions Committee

On December 12, 2018, the Board delegated certain responsibilities and duties relating to certain matters of NCI to a Routine Transactions Committee to assist the Board in fulfilling certain of the Board’s oversight responsibilities. The Routine Transactions Committee is responsible for reviewing, considering and approving the following proposed transactions: (i) expenditures of capital or other assets outside the ordinary course and not part of the annual capital expenditure plan; (ii) mergers or acquisitions; (iii) non-ordinary course asset divestitures; and (iv) any non-ordinary course joint ventures or similar arrangements with third-parties. The initial members of the Routine Transactions Committee were Mr. Ball, Mr. Metcalf and Mr. Zrebiec, with Mr. Ball serving as Chairperson.

Risk Analysis of Our Compensation Plans

The Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on NCI.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion & Analysis (“CD&A”) provides information regarding NCI’s compensation programs for our former Chief Executive Officer (“CEO”), our former interim Chief Financial Officer (“CFO”), our former CFO, and our three other most highly compensated executive officers for Fiscal 2018 and also describes certain compensation actions taken following Fiscal 2018. (Throughout the CD&A we occasionally refer to other fiscal years of NCI in the same manner.) The CD&A is also intended to place in perspective the information for Fiscal 2018 contained in the executive compensation tables that follow this discussion.

The CD&A does not include information regarding compensation programs for NCI’s current CEO, James S. Metcalf, or our current CFO, Shawn K. Poe, both of whom were appointed after the end of Fiscal 2018 in connection with the closing of the Merger (as defined below). For a discussion of the compensation arrangements with Mr. Metcalf and Mr. Poe, please refer to the sections entitled “Appointment of James S. Metcalf as Chairman and Chief Executive of the Company” and “Appointment of Shawn K. Poe as Chief Financial Officer of the Company” in Item 5.02. Departure of Directors and Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K filed on November 20, 2018.

Throughout this discussion, the following individuals are referred to collectively as the “Named Executive Officers” or “NEOs” and are included in the Summary Compensation Table that follows this discussion:

•	Donald R. Riley, former President and Chief Executive Officer, and current Chief Executive Officer, Commercial Business Unit and Head of Supply Chain & Technology;
•	Mark E. Johnson, former Executive Vice President, Chief Financial Officer and Treasurer;
•	Bradley S. Little, former interim Chief Financial Officer and Treasurer, and current Senior Vice President, Finance, Commercial Business Unit;

•	John L. Kuzdal, President of Group Manufacturing Segment;
•	Todd R. Moore, Executive Vice President, Chief Legal, Risk & Compliance Officer and Corporate Secretary;
•	Katy K. Theroux, Executive Vice President, Chief Human Resources Officer; and
•	Norman C. Chambers, former Executive Chairman.

Summary of Compensation Matters for Fiscal 2018

Our financial and operational performance during Fiscal 2018 achieved many of the Company’s goals important to realizing the firm’s longer-term targets. On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC, a Delaware limited liability company (“Ply Gem”), and for certain limited purposes set forth in the Merger Agreement, CD&R, LLC. At a Special Meeting held on November 15, 2018 (the “Special Shareholder Meeting”), our shareholders approved (i) the Merger Agreement, pursuant to which, at the closing of the merger, Ply Gem was merged with and into the Company, with the Company continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”) and (ii) the issuance in the Merger of 58,709,067 shares of NCI common stock, par value $0.01 per share (the “NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”). Our shareholders also approved the three additional proposals described in the Company’s proxy statement relating to the Special Shareholder Meeting.

The Merger was consummated on November 16, 2018 pursuant to the Merger Agreement.

During Fiscal 2018:

•	Revenues increased by 13% to $2.00 billion, up from $1.77 billion in Fiscal 2017;
•	Gross profit was $462.7 million, compared to $416.1 million in Fiscal 2017;
•	Net income increased to $63.1 million, up from $54.7 million in Fiscal 2017;
•	Adjusted EBITDA was $201.6 million, up 20.4% from Fiscal 2017’s $167.5 million; and
•	Net income per diluted share of Common Stock increased to $0.94, up from $0.77 per diluted share of Common Stock in Fiscal 2017. Adjusted net income per diluted share of Common Stock was $1.45 in Fiscal 2018, up from $0.80 in Fiscal 2017.

For an understanding of how these measures relate to generally accepted accounting principles, please refer to the section entitled “Non-GAAP Measures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing.

During Fiscal 2018, we continued our compensation policies developed in prior years and only took a limited number of significant actions, as described in greater detail below:

•	As part of the Company’s long-standing succession plan, on December 31, 2017, Mr. Chambers resigned as the Company’s Executive Chairman. Effective as of January 1, 2018, Mr. Metcalf was appointed as Chairman.
•	On April 4, 2018, Mr. Johnson announced that he would resign as the Company’s CFO and Treasurer, effective June 29, 2018. Also effective as of June 29, 2018, Mr. Little was appointed by the Board as the Company’s interim CFO and Treasurer. In connection with his appointment, Mr. Little received an increase in incremental compensation. See “Executive Compensation—Summary Compensation Table.”

Shortly after the end of Fiscal 2018 and in connection with the completion of the Merger, we took several significant actions, as are also described in greater detail below:

•	In November 2018, the Company granted equity awards to certain key employees considered critical to the success of the combined company, including our NEOs, which consisted of options, restricted stock units and performance share units. See “Executive Compensation”—Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table—Fiscal 2018 and Fiscal 2019 Long-Term Incentive Awards.”

•	Also in November 2018, the Company appointed Mr. Metcalf as its Chairman and Chief Executive Officer. For a discussion of the compensation arrangements with Mr. Metcalf, please refer to the section entitled “Appointment of James S. Metcalf as Chairman and Chief Executive of the Company” in “Item 5.02. Departure of Directors and Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K filed on November 20, 2018.

At our most recent shareholder advisory vote on executive compensation at our 2017 Annual Meeting, more than 98% of the votes cast on the advisory “say-on-pay” resolution were voted in favor of the compensation philosophy, policies and procedures and the compensation of the NEOs as disclosed in our 2017 proxy statement. The Compensation Committee viewed the result of this advisory vote as strongly supportive of our pay-for-performance philosophy. The Compensation Committee took these views into account when considering our annual and long-term incentives described above. Our Compensation Committee continually evaluates NCI’s compensation practices so as to best align the interests of our senior executives and our stockholders and will continue to do so such that they remain aligned with our compensation objectives. Our Board, Compensation Committee and management team all value the opinions of our stockholders and are committed to considering their opinions in making these important decisions. In light of these results, for Fiscal 2018, the Compensation Committee did not make any significant changes to our executive compensation programs from Fiscal 2017, and only made such changes to the long-term incentive compensation program following the end of Fiscal 2018 that were necessary to align the goals of the Company’s management team and provide a unified incentive structure following the Merger. See “Compensation Discussion & Analysis — Long-Term Incentive Compensation.”

Compensation Philosophy and Objectives of NCI’s Compensation Program

Our executive compensation philosophy remains that executive pay should be linked to the performance of NCI and the individual executives. Our Compensation Committee has established the following objectives for our executive compensation programs:

•	attract, retain and motivate exceptional executives;

•	reward performance measured against established goals;

•	provide incentives for future performance; and

•	align executives’ long-term interests with the interests of our stockholders.

In order to reach these goals, we have designed our compensation programs to reward excellent short-term performance and to encourage executives’ commitment to NCI’s long-term, strategic business goals. Long-term incentives balance the emphasis on long-term versus short-term business objectives and reinforce that one should not be achieved at the expense of the other. We believe that long-term incentive compensation helps to further NCI’s compensation objectives, including the retention of high-performing, experienced executives whose interests are strongly aligned with the interests of stockholders. Further, a multi-year vesting period for grants of restricted stock or restricted stock units, stock options and performance share units helps to ensure that the value received by executives depends on the strong performance of NCI over time. We balance short- and long-term compensation through salary and performance bonuses, and the grant of restricted stock or restricted stock units, stock options, and performance share units, respectively. Our goal is to increase the proportion of long-term compensation as an executive’s responsibility within our company increases.

NCI has a clawback policy (“Clawback Policy”) designed to better align our compensation practices with our stockholders’ interests by providing a mechanism to recover incentive compensation that is based on inaccurate financial information. Our Clawback Policy, which covers all current and former executive officers (including the NEOs), allows for recovery of cash, equity or other incentive compensation in the event NCI is required to prepare a material financial restatement due to noncompliance with any financial reporting requirement under the U.S. securities laws, where the noncompliance is the result of misconduct. The Clawback Policy applies to all incentive compensation that is earned or vested after the date the policy was adopted (regardless of when granted) and which is determined in whole or in part based on application of performance measures. Upon a determination that the Clawback Policy will be applied, the Board may recover up to the excess of the amount of the compensation actually received by a covered officer over the amount that would have been received if the restatement had not occurred, for the three completed fiscal years preceding the fiscal year in which the Board determines the restatement is necessary. The Board, with input from the Compensation Committee and the Audit Committee, has sole discretion to determine whether and how to apply the Clawback Policy. In determining whether to recover compensation, the Board may take into account any and all factors that it determines to be appropriate and relevant under the circumstances, including the likelihood and costs of recovery, compliance with applicable law, the ability of the executive officer to repay such amount, the tax consequences of the original payment and/or the recoupment to the executive officer (including whether recoupment shall be on a pre-tax or post-tax basis), and any other potentially adverse consequences for the Company or the executive officer arising from seeking enforcement of the policy.

We also have an “anti-hedging” policy, which prohibits our executive officers and non-employee directors from engaging in transactions designed to hedge the economic risks associated with ownership of Company securities, and from pledging Company securities as collateral for loans. For purposes of this policy, securities held by CD&R, LLC and its affiliated investment funds are not considered to be owned or held by a non-employee director who is affiliated with CD&R, LLC.

Determination and Administration of Compensation Programs and Amounts

Decisions regarding executive compensation are based primarily on the assessment by the Compensation Committee of each Named Executive Officer’s leadership and operational performance and potential to enhance long-term value to NCI’s stockholders. In Fiscal 2014, Fiscal 2015, and Fiscal 2017, a compensation consultant, Frederic W. Cook & Co. (“FW Cook”), has been retained to assist the Compensation Committee in its comprehensive review of NCI’s executive compensation program. In Fiscal 2018, FW Cook continued to advise the Compensation Committee regarding compensation packages for new hires and promotions and other governance related matters, as well as our director compensation arrangements (see “Executive Compensation — Compensation of Directors”). The Compensation Committee also relies on its judgment, prior experience, and the judgment of our CEO about each individual Named Executive Officer in determining the amount and combination of compensation elements and whether each payment or award appropriately encourages and rewards performance. Key factors considered by the Compensation Committee in this regard include:

•	actual performance compared to the financial, operational and strategic goals established for NCI and the Named Executive Officer’s reporting unit at the beginning of the year;
•	the nature, scope and level of the Named Executive Officer’s responsibilities;
•	individual contribution to NCI’s financial results, particularly with respect to key measures such as cash flow, revenue, earnings and return on assets (“ROA”);
•	effectiveness in leading our initiatives to enhance quality and value provided to customers; and
•	individual contribution to a culture of honesty, integrity and compliance with our Code of Business Conduct and Ethics and applicable laws.

The Compensation Committee also considered each Named Executive Officer’s current salary and prior-year bonus, if any, the appropriate balance between incentives for long-term and short-term performance, and internal “pay equity” – in other words, the relative differences in compensation among the executive officers.

Role of Management and Independent Advisors

The Compensation Committee meets regularly in separate executive sessions without management personnel present and also requests periodically that our officers or employees attend meetings. During Fiscal 2018, Mr. Riley and other senior executives attended certain Compensation Committee meetings at the committee’s request to advise the committee regarding our performance and to recommend proposed modifications to our compensation and benefits. Our management, under the leadership of our CEO, plays an important role in establishing and maintaining our Named Executive Officer compensation programs. Management’s role includes recommending plans and programs to the Compensation Committee, implementing the Compensation Committee’s decisions regarding the plans and programs and assisting and administering plans in support of the Compensation Committee. The Compensation Committee also relied to a certain extent on Mr. Riley’s evaluations of other Named Executive Officers whose day-to-day performance was not as visible to the committee as it was to Mr. Riley.

The Compensation Committee’s charter provides that it may retain advisors, including compensation consultants, in its sole discretion. In engaging FW Cook, the Compensation Committee determined that FW Cook did not have any economic interest or other relationship that would create a conflict with its services to the Compensation Committee.

In assessing compensation elements and making compensation decisions for our executive officers, our Compensation Committee considers the executive compensation practices of a peer group of companies of similar size to the Company in related industries. The following peer group was used in making compensation decisions for our NEOs in Fiscal 2018:

Advanced Drainage Systems, Inc.	Griffon Corporation	Schnitzer Steel Industries, Inc.
Apogee Enterprises, Inc.	Interface, Inc.	Universal Forest Products, Inc.
Armstrong World Industries, Inc.	Masonite International Corporation	U.S. Concrete, Inc.
Atkore International Group Inc.	Nortek, Inc.	USG Corporation
Beacon Roofing Supply, Inc.	Ply Gem Holdings, Inc.	Valmont Industries, Inc.
Gibraltar Industries, Inc.	Quanex Building Products Corporation	Worthington Industries, Inc.

Based on (1) FW Cook’s Fiscal 2018 report, (2) discussions with and recommendations by Mr. Riley in Fiscal 2018 and (3) our pay-for-performance policies, the Compensation Committee determined to continue the long-term incentive program for Fiscal 2018 in substantially the same form as Fiscal 2017. As a result, in December 2017, we granted restricted stock units and performance share units to our NEOs (see “Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted in Fiscal 2018 to NEOs”). For Fiscal 2019, and in part due to the Merger and related integration activities, the Compensation Committee determined to make certain changes to the long-term incentive program shortly following Fiscal 2018 in order to align the goals of the Company’s management team and provide a unified incentive structure, including changes to the types of awards granted, timing of awards and to the vesting criteria and schedules of such awards (see “Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted in Fiscal 2019 to NEOs – Founders Awards”).

Also in connection with the Merger, in November 2018 and with the assistance of FW Cook, our Compensation Committee substantially updated the compensation peer group to reflect changes to the Company’s size, projected revenue and scope of business resulting from the Merger. The following peer group, which includes three companies that were in the Fiscal 2018 peer group, will be used in making compensation decisions for our NEOs in Fiscal 2019:

A. O. Smith Corporation	HD Supply Holdings, Inc.	Universal Forest Products, Inc.
Beacon Roofing Supply, Inc.	JELD-WEN Holding, Inc.	Valmont Industries, Inc.
BMC Stock Holdings, Inc.	Lennox International, Inc.	Vulcan Materials Company
Builders FirstSource, Inc.	Masco Corporation	WESCO International, Inc.
EMCOR Group, Inc.	Martin Marietta Materials, Inc.
Fortune Brands Home & Security, Inc.	Owens Corning

Elements of Executive Compensation

The principal elements of compensation provided to our Named Executive Officers consist of a base salary supplemented with the opportunity to earn a bonus under NCI’s annual cash bonus program (the “Bonus Program”) and long-term incentive compensation in the form of restricted stock units and performance share units under the NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan (As Amended and Restated effective January 27, 2018) (the “Incentive Plan”). In the past, NCI has granted certain NEOs stock options and restricted stock, but had ceased the practice since the last grant of stock options in Fiscal 2012 and the last grant of restricted stock in Fiscal 2015. In connection with the Merger, in November 2018 the Company granted long-term incentive awards that consisted of options, restricted stock units and performance share units. See “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Fiscal 2018 and Fiscal 2019 Long-Term Incentive Awards.”

We also maintain retirement plans for certain of our employees, including a deferred compensation plan (a “Deferred Compensation Plan” or “DCP”) under which our Named Executive Officers can elect to defer a portion of their base salary and bonus. In addition, we provide limited perquisites that enhance our ability to be competitive in attracting and retaining talented executive officers and allow executive officers more time to focus on business objectives.

Base Salary

The Compensation Committee annually reviews base salaries and makes adjustments in light of competitive data regarding compensation from other companies as well as a Named Executive Officer’s responsibilities, experience and performance levels relative to other executives and the potential for making significant contributions in the future, to ensure that salary levels remain appropriate and competitive. Because the rate of any increase in base salary levels helps to provide incentives for continuous improvement in individual performance, we view individual factors as more significant than overall company performance in a particular year when determining base salary levels. Base salary also provides the foundation for calculating other benefits such as annual cash bonus and discretionary and restoration matching under the Deferred Compensation Plan and 401(k) plan so the executive’s individual performance has a significant impact on both salary and the benefits derived from salary. During Fiscal 2018, Mr. Kuzdal’s salary was increased in the ordinary course from $400,000 to $416,000. As part of Mr. Little’s acceptance of the interim CFO and Treasurer roles, he received an incremental increase in compensation in the amount of $15,000 per month from the date of his acceptance through the Closing Date (as defined below) when he stepped down from the position. Following the end of Fiscal 2018, based on FW Cook’s recommendations and in light of increased responsibilities resulting from the Merger, Mr. Riley’s base salary was increased from $750,000 to $900,000, Mr. Moore’s base salary was increased from $377,000 to $430,000 and Ms. Theroux’s base salary was increased from $400,000 to $450,000. In addition, in connection with the Merger, Mr. Little received a one-time cash retention bonus of $222,500, of which $74,167 was paid on the Closing Date, and the remainder of which will become payable in May 2019 subject to Mr. Little’s continued employment through such date.

Effective upon the closing date of the Merger (the “Closing Date”), the Company appointed Mr. Metcalf as its Chairman and Chief Executive Officer. For a discussion of the compensation arrangements with Mr. Metcalf, including base salary and annual bonus entitlement, please refer to the section entitled “Appointment of James S. Metcalf as Chairman and Chief Executive of the Company” in Item 5.02. Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K filed on November 20, 2018.

Annual Bonus

Short-term annual cash incentive compensation is provided through our Bonus Program, under which annual cash bonuses may be paid to executives to reward their contributions to our business during the year. In Fiscal 2014, our stockholders approved our Senior Executive Bonus Plan, which continues to remain in effect. The Senior Executive Bonus Plan provides that the maximum aggregate bonus payable to any NEO cannot exceed 3% of the Company’s Adjusted EBITDA for the applicable performance period.

As in Fiscal 2017, Adjusted EBITDA was the sole performance criteria on which annual bonuses were based for Fiscal 2018. Our Compensation Committee believes that Adjusted EBITDA is the most important driver of value and that having solely an Adjusted EBITDA performance criterion creates a strong link between individual contribution and Company performance.

In Fiscal 2018, each NEO was assigned a target annual bonus equal to a percentage of his or her base salary, as set forth in the table below. As under the prior Bonus Program, Mr. Riley’s target annual bonus was equal to 100% of his base salary, and, for the other Named Executive Officers, the target annual bonus is equal to 75% of base salary. See “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

Named Executive Officer	Fiscal 2018 Base Salary	Target Fiscal 2018 Bonus
Donald R. Riley(2)	$750,000	750,000
Mark E. Johnson(1)	$458,000	343,500
Bradley S. Little	$265,000	198,750
John L. Kuzdal	$416,000	312,000
Todd R. Moore(2)	$377,000	282,750
Katy K. Theroux(2)	$400,000	300,000
Norman C. Chambers(1)	$825,000	551,000

(1)	Base salaries for Mr. Johnson and Mr. Chambers reflect annualized rates of pay. Mr. Johnson resigned from the Company on June 29, 2018. Mr. Chambers resigned from the Company on December 31, 2017.
(2)	The amounts reported in the “Fiscal 2018 Base Salary” for Mr. Riley, Mr. Moore and Ms. Theroux do not take into account increases in base salary in Fiscal 2019 in connection with the Merger ($150,000 for Mr. Riley, $53,000 for Mr. Moore and $50,000 for Ms. Theroux).

Under the Fiscal 2018 Bonus Program, in order for any bonuses to be paid, Adjusted EBITDA must equal or exceed 75% of the performance goal set by our Compensation Committee. For performance above this 75% threshold, payments under the Bonus Program are made as follows:

•	If Adjusted EBITDA equals 75% of the performance goal, 35% of the target annual bonus will be paid to each NEO.

•	If Adjusted EBITDA equals 100% of the performance goal, 100% of the target annual bonus will be paid to each NEO.

•	If Adjusted EBITDA equals 125% of the performance goal, 200% of the target annual bonus will be paid to each NEO (which 200% amount is also the maximum bonus level that may be paid under the Bonus Program).

Adjusted EBITDA performance between these three levels is determined by linear interpolation. Total annual bonuses may not exceed the maximum amounts payable under the Senior Executive Bonus Plan.

For Fiscal 2018, NCI achieved Adjusted EBITDA of $202 million against target Adjusted EBITDA of $199 million. This achievement level corresponded to a bonus payout at 105.2% of target bonus levels. The Compensation Committee did not exercise any discretion to increase or decrease these payout levels, resulting in the bonuses shown in the following table:

Named Executive Officer	Fiscal 2018 Bonus Earned	Total Bonus as a Percentage of Salary Base
Donald R. Riley	$789,000	105%
Mark E. Johnson	$0	0%
Bradley S. Little	$268,260	101%
John L. Kuzdal	$328,224	79%
Todd R. Moore	$297,453	79%
Katy K. Theroux	$315,600	79%
Norman C. Chambers	$144,650	18%

We expect the Fiscal 2019 Bonus Program for NEOs to be substantially similar to the Fiscal 2018 Bonus Program, including being based solely on Adjusted EBITDA.

Long-Term Incentive Compensation

Generally

Our long-term incentive compensation is provided under the Incentive Plan, a stockholder-approved equity-based compensation plan that allows NCI to grant a variety of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and performance-based and other cash awards. Long-term incentive grants have typically been made in December of each year. In connection with the Merger, however, long-term incentive grants to our Named Executive Officers were made in November 2018 (see “Long-Term Incentive Compensation — Long-Term Incentive Awards Granted in Fiscal 2019 to NEOs – Founders Awards”).

We believe that equity awards to our Named Executive Officers must be sufficient in size to provide a strong, long-term performance and retention incentive for executives and to increase their vested interest in NCI. The value of the equity awards granted to Named Executive Officers is based on individual performance assessments of each of the Named Executive Officers as well as other members of executive management.

Long-Term Incentive Awards Granted to NEOs in 2018 – Treatment of Fiscal 2018 Awards in Connection with the Merger

In December 2017, our Compensation Committee made its annual grant of long-term incentives to our NEOs, referred to below as the “FY 2018 Awards.” Of the total value granted to an NEO, 40% of the value of the award consisted of restricted stock units and 60% of the value of the award consisted of performance share units. The performance share units were scheduled to vest in part based on satisfaction of performance goals measured over a period of two consecutive fiscal years ending with the 2019 fiscal year, and in part based on the achievement of performance goals measured over a period of three consecutive fiscal years, ending with the 2020 fiscal year, in each case subject to continued employment.

The Merger was a “change in control” under the Incentive Plan. Accordingly, consistent with the terms of the Incentive Plan, in connection with the Merger:

•	the performance share units (“PSUs”) were converted to restricted stock units at target level that vest on the first December 15th (or the first business day thereafter) following the end of the Company’s 2019 fiscal year (see “Compensation Discussion & Analysis — Other Compensation — Termination and Change in Control Agreements); and

•	the time-vesting restricted stock units (“RSUs”) will become vested if, during the two years following the Merger, the NEO’s employment is terminated by NCI without cause or the NEO resigns with good reason.

Upon any future change in control, awards that remain outstanding will be assumed or replaced by economically equivalent alternative awards of the successor to NCI in the change in control, or will fully vest only to the extent that they are not assumed or replaced with alternative awards (see “Executive Compensation — Potential Payments upon Termination or Change in Control — FY 2017 Awards and FY 2018 Awards”).

The number of FY 2018 Awards granted to each NEO and the number of each NEO’s PSUs converted to RSUs is set forth in the following table:

Named Executive Officer	Number of Time- Vesting RSUs Granted in FY 2018	Number of PSUs Granted in FY 2018	Number of FY 2018 PSUs Converted to RSUs
Donald R. Riley	49,593	74,389	74,389
Mark E. Johnson	21,077	31,616	31,616
Bradley S. Little	4,960	7,439	7,439
John L. Kuzdal	11,159	16,738	16,738
Todd R. Moore	11,159	16,738	16,738
Katy K. Theroux	11,159	16,738	16,738
Norman C. Chambers	19,837	—	—

Long-Term Incentive Awards Granted in Fiscal 2019 to NEOs – Founders Awards

On November 16, 2018, in connection with the closing of the Merger, the Company granted equity awards (the “Founders Awards”) to certain key employees considered critical to the success of the combined company, including certain of our NEOs. The Founders Awards consist of (i) options to purchase shares of the Company’s common stock with a per share exercise price of $12.16 and having a 10-year term (the “Founders Options”), (ii) restricted stock units (the “Founders RSUs”), each representing the right to acquire on vesting one share of the Company’s common stock, and (iii) except for Mr. Kuzdal, performance share units (the “Founders PSUs”), each representing the right to acquire a number of shares of the Company’s common stock to be determined based upon the achievement of performance metrics as measured during the three years following the grant date, subject to the grantee’s continued employment with the Company. We believe that the combination of Founders Options, Founders RSUs and Founders PSUs and their accompanying vesting schedules will align the interests of our NEOs and shareholders, reward our NEOs for delivering the intended benefits of the Merger, and help us retain executives who are critical to the successful execution of our business strategy. The Founders Awards are “employment inducement awards” as described in the employment inducement exemption to New York Stock Exchange Rule 303A.08. The Founders Awards, although not granted pursuant to the Incentive Plan, are subject to the same terms and provisions as awards of the same type granted under the Incentive Plan unless otherwise expressly set forth in each Award (see the Company’s Registration Statement on Form S-8 filed on November 19, 2018).

In order to better align the goals of the Company’s management team and provide a unified incentive structure, the Company, in consultation with FW Cook, determined that our annual grant of long-term incentives to our key executive officers should be combined with the Founders Awards granted to these individuals. As a result, the Founders Awards granted to Messrs. Riley, Kuzdal and Moore and Ms. Theroux also include the officer’s annual grant of long-term incentive awards for Fiscal 2019.

The aforementioned NEOs received the following Founders Awards on November 16, 2018:

Named Executive Officer	Number of Founders Options Granted	Number of Founders RSUs Granted	Number of Founders PSUs Granted
Donald R. Riley	204,988	102,493	51,246
John L. Kuzdal	96,539	66,611	0
Todd R. Moore	100,210	50,104	25,052
Katy K. Theroux	122,393	61,196	30,598

Retirement Benefits

Our executive officers, including our NEOs, are eligible to participate in our tax-qualified 401(k) plan. In addition, we believe that benefit programs that address the unique circumstances of executives in light of limitations imposed on benefits payable from qualified welfare, profit-sharing and retirement plans are critical in attracting and retaining quality executives. Therefore, we have adopted a Deferred Compensation Plan that allows key employees to defer a portion of their annual salary and annual cash bonus, and allows our non-employee directors to defer a portion of their annual and meeting attendance fees, subject to certain specified maximum deferral amounts. The DCP also provides discretionary matching contributions in certain circumstances. For Fiscal 2018, we determined to make discretionary matching contributions only if the Company achieved ROA of 15%. If the target ROA was achieved, we would match the amount of an executive officer’s salary and bonus that he or she has voluntarily deferred under the DCP, up to a maximum of 15% of his or her salary and bonus. Because our ROA exceeded 15%, this discretionary matching contribution was made for Fiscal 2018. For Fiscal 2019, discretionary matching contributions will be made only if the Company achieves ROA of 15%. Amounts deferred under the DCP are deemed invested in one or more phantom investment funds and additional amounts are credited to participants’ accounts based on the hypothetical earnings of such investments. Common Stock is also an investment option for certain of our executive officers. Amounts deferred into the Common Stock fund remain invested in the Common Stock fund until distribution. See “Executive Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

Other Compensation

Termination and Change in Control Agreements

Certain compensation arrangements of NCI include provisions providing special payments or benefits upon specified termination events or upon the occurrence of a change in control of NCI. However, these arrangements do not include “gross-ups” for golden parachute excise taxes or other taxes. We believe that these termination and change in control benefits provide our Named Executive Officers an incentive to act in the stockholders’ best interests during a takeover despite the risk of losing their jobs or a significant change in the nature of their benefits and responsibilities. We also believe that, in some cases, our termination and change in control benefits are necessary to attract and retain certain executives. For a description of the terms of the employment agreements, consulting agreement and equity awards, see “Executive Compensation — Potential Payments upon Termination or Change in Control.”

The Company has entered into employment agreements with each of its NEOs. Except for the agreements with Mr. Riley, the term of the employment agreements for each NEO who has an employment agreement runs for a period of two years, subject to automatic one-year extensions thereafter, unless either party gives notice of non-renewal. The initial term of Mr. Riley’s agreement will expire on June 30, 2020, subject to one-year extensions thereafter, unless either party gives a one year notice of non-renewal. The term of the agreements with Mr. Johnson and Mr. Chambers expired in connection with their respective resignations from the Company on June 29, 2018 and December 31, 2017, see “Summary of Compensation Matters for Fiscal 2018.”

The employment agreements provide for severance payments and termination benefits upon a future termination of an NEO’s employment in a qualifying termination (i.e. upon termination by the Company without “cause” or by the employee with “good reason”), both prior to and following a change in control of the Company. Where a qualifying termination occurs other than during a potential change in control period or following a change in control of the Company, each employment agreement (except for the agreement with Mr. Little) provides for (1) payment of one times (two times, in the case of Mr. Riley) the executive’s then-current base salary, payable in equal installments on regular payroll dates over the course of the one year period immediately following the date of termination, (2) a pro-rated annual bonus based on actual performance in the year of termination and (3) twelve months of continued COBRA coverage (in the case of Mr. Riley, a lump sum cash payment equal to eighteen months of the premium cost of family medical coverage at the active-employee rate).

In the case of Mr. Riley, where a qualifying termination occurs during a potential change in control period or two years following a change in control of the Company, the employment agreement provides for a payment equal to the sum of two times his base salary plus three times his target annual bonus. For Mr. Moore and Ms. Theroux, where a qualifying termination occurs during a potential change in control period or two years following a change in control of the Company, each employment agreement provides for (1) the same cash severance payment as is payable upon a qualifying termination prior to a change in control (except that, to the maximum extent practicable, such payment is to be made in a lump sum), (2) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the executive’s then-current base salary and (y) two times the executive’s target annual bonus for the fiscal year in which the termination occurs, (3) a pro-rated annual bonus payment based on actual performance in the year of termination and (4) an additional six months of continued COBRA coverage. For Mr. Little, where a qualifying termination occurs during a potential change in control period or two years following a change in control of the Company, his employment agreement provides for (1) a lump-sum cash payment equal to two times Mr. Little’s annual base salary at the highest annualized rate in effect during the one-year period immediately preceding the date of termination, (2) a pro-rated annual bonus based on actual performance in the year of termination and (3) eighteen months of continued COBRA coverage.

For purposes of the employment agreements, “change in control” means (A) any person who becomes the beneficial owner of 25% or more of the combined voting power of NCI, (B) as a result of, or in connection with, a tender or exchange offer, merger or other business combination, persons who were directors immediately before the transaction cease to constitute the majority of NCI’s Board of Directors, (C) NCI is merged or consolidated with another company or transfers substantially all of its assets to another company and, as a result, either (i) less than 50% of the outstanding voting securities of the resulting company are owned in the aggregate by former NCI stockholders or (ii) 50% or more of the outstanding voting securities of the resulting company continue to be owned in the aggregate by former NCI stockholders but other than in substantially the same relative proportions as immediately prior to the transaction, or (D) a tender or exchange offer is made for 25% or more of the combined voting power of NCI. To the extent payments under the employment agreements to our Named Executive Officer constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, the payments to be received by the officer may be reduced to the extent a reduction in the payment amount would put the officer in a better after-tax position than he or she would be in if the excise tax under Section 4999 were imposed on such payments.

The Merger was a change in control for purposes of the employment agreements. Therefore, if an NEO with an employment agreement experiences a qualifying termination prior to November 16, 2020, then he or she will be entitled to enhanced change in control severance as described above.

The Merger was also a change in control for purposes of outstanding equity awards under the Incentive Plan. Therefore, in connection with the Merger, RSUs and PSUs held by officers (including our NEOs) that were granted prior to May 31, 2016 and certain restricted stock awards held by Mr. Riley and Ms. Theroux vested in full, with all applicable performance metrics deemed satisfied at maximum, as described in the Company’s Proxy Statement related to the Special Shareholder Meeting filed October 17, 2018.

PSUs held by officers that were granted on or following May 31, 2016 were converted into service-vesting RSUs upon the effective time of the Merger, and will continue to vest based on continued service through the end of the applicable performance period or upon an earlier qualifying termination. The number of shares of Common Stock subject to the service-vesting RSUs following this conversion was determined based on a formula described in the Company’s Proxy Statement related to the Special Shareholder Meeting filed October 17, 2018.

The table below sets forth, for each NEO, the number of awards that vested or converted in connection with the Merger:

Named Executive Officer	Restricted Stock Vested in the Merger	RSUs Vested in the Merger	RSUs That Did Not Become Vested in the Merger	Unvested PSUs Converted in the Merger to Service- Vesting RSUs	PSUs Vested in the Merger
Donald R. Riley	5,513	8,489	55,687	84,529	53,246
Mark E. Johnson	—	—	—	—	—
Bradley S. Little	—	7,491	5,673	14,239	19,016
John L. Kuzdal	—	6,670	12,351	30,590	41,835
Todd R. Moore	—	5,761	11,686	28,245	36,131
Katy K. Theroux	1,900	4,851	15,015	25,899	30,426
Norman C. Chambers	—	—	—	—	385,610

In addition to the change in control arrangements described above, outstanding shares of restricted stock, RSUs, options and PSUs granted to the Named Executive Officers, including RSUs and PSUs held by our NEOs that did not vest in connection with the Merger, may vest in connection with certain termination events during the two years following the effective time of the Merger or in connection with a subsequent change in control of the Company (see “Executive Compensation — Potential Payments upon Termination or Change in Control — Equity Incentive Awards”).

Perquisites and Personal Benefits

We offer only de minimis perquisites or personal benefits.

Gross-Ups

With the exception of limited, one-time tax indemnification in connection with the incurrence of relocation expenses under our relocation policy, NCI does not provide for any tax assistance or “gross-ups” for any of its executives.

CEO Compensation

The Compensation Committee is directly responsible for determining the salary level of the CEO and all awards and grants to the CEO under the Bonus Program, Incentive Plan and the DCP. In Fiscal 2018, 77% of the compensation of our CEO in Fiscal 2018, Mr. Riley, was “at-risk,” meaning it was comprised of long- and short-term incentive equity awards and our Bonus Program, none of which are guaranteed to be paid. The CEO’s overall compensation package has also been set at a level that we believe provides appropriate differentiation between CEO compensation and the compensation of other executive officers hired from time to time. Information on Fiscal 2018 compensation for Mr. Riley is set forth in the compensation tables following this CD&A.

On November 16, 2018, on the Closing Date, the Company appointed Mr. Metcalf as its Chairman and Chief Executive Officer. For a discussion of the compensation arrangements with Mr. Metcalf, please refer to the section entitled “Appointment of James S. Metcalf as Chairman and Chief Executive of the Company” in “Item 5.02. Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K filed on November 20, 2018.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) imposes a $1 million limit on the amount that a public company may deduct each year for compensation paid to certain executive officers. As in effect during Fiscal 2018, deduction limitations applied to the Company’s chief executive officer and three other most highly compensated executive officers (other than the chief financial officer) employed as of the end of the year. During the Company’s Fiscal 2018, this limitation did not apply to compensation paid by the Company contingent upon the executive’s performance meeting pre-established objective goals based on performance criteria approved by our stockholders. Where possible and considered appropriate, we took action during Fiscal 2018 to preserve the deductibility of compensation paid to our CEO and our three other highest paid executives (other than the CFO).

However, these deductions will no longer be available to the Company beginning in Fiscal 2019 as a result of the 2017 Tax Cuts and Jobs Act, which eliminated the “performance based compensation” exception to the Section 162(m) deduction limitations, beginning with the next tax year that commences after December 31, 2017 (which, in NCI’s case, begins with Fiscal 2019). Accordingly, we may choose to award compensation that might not be fully tax deductible if we determine that such compensation is nonetheless in the best interests of NCI and its stockholders. While NCI seeks to take advantage of favorable tax treatment for executive compensation where appropriate, we believe that the primary drivers for determining the amount and form of executive compensation must be the retention and motivation of superior executive talent.

We will continue to review NCI’s executive compensation practices and will seek to preserve tax deductions for executive compensation to the extent consistent with our objective of providing compensation arrangements necessary and appropriate to foster achievement of NCI’s business goals.

Stock Ownership Guidelines

In November 2016, our Board approved the NCI Building Systems, Inc. Executive Stock Ownership Guidelines, which were further amended in August 2017. Pursuant to the stock ownership guidelines, certain of our executives, including our NEOs, and non-employee directors are required to acquire and hold a certain level of our common stock based on a multiple of salary or cash retainer, as applicable. The stock ownership guidelines were developed with the assistance of FW Cook and were adopted to further align the interests of our senior management team with those of our stockholders.

Under the stock ownership guidelines, each of our NEOs is required to acquire and hold a number of shares of our common stock having a value equal to a multiple of his or her annual salary as set forth in the table below. The number of shares required to be held by each NEO will be calculated based on his or her annual salary as of the Annual Meeting of the Stockholders, which in 2019 will be May 23, 2019, and the average of our month-end closing stock prices throughout the previous fiscal year.

Covered Person	Multiple of Salary
Chief Executive Officer	5x
President	2x
Chief Financial Officer	2x
Other Executive Vice Presidents and Vice Presidents	1x

Non-employee directors are required to acquire and hold a number of shares of our common stock having a value equal to five times (5x) their annual retainer fee, as set forth in the table found in the “Executive Compensation — Compensation of Directors” section below.

Under the stock ownership guidelines, the required holdings do not have to be met within a specified period of time. However, until the required number of shares is attained, upon (i) the exercise of stock options, (ii) the settlement of performance shares and (iii) the vesting of restricted shares, our NEOs must retain the number of shares received upon the occurrence of these events having a value equal to 50% of the after-tax profit realized upon the occurrence of these events. Once the required number of shares is attained, compensation increases and changes in stock price will no longer have an effect on holding requirements and retention guidelines. As long as the executive continues to hold the required number of shares, he or she will be in compliance with the stock ownership guidelines. Finally, under the stock ownership guidelines, any sale of shares by covered executives and directors, including our NEOs, must be reviewed by our legal department to ensure continued compliance with the guidelines.

Impact of Fiscal Year Change on Executive Compensation

We do not anticipate any significant changes to our compensation programs as a result of the Company’s change in fiscal year. It will, however, affect the timing of our equity award grants. We have historically granted equity awards in December of each year, following the end of our fiscal year end at the end of October. Beginning in Fiscal 2019 and continuing in subsequent years, we anticipate that we will grant equity awards in February, following our new fiscal year end at the end of December.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During Fiscal 2018, no member of the Compensation Committee served as an executive officer of the Company, and, except as described in “Transactions with Related Persons” below, no such person had any relationship with the Company requiring disclosure herein. During Fiscal 2018, there were no Compensation Committee interlocks with other companies.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Amendment.

KATHLEEN J. AFFELDT (Chair)
GEORGE L. BALL
NATHAN K. SLEEPER
John Krenicki

EXECUTIVE COMPENSATION

Fiscal Year 2018 Summary Compensation Table

The following table shows information regarding the total compensation paid to the Named Executive Officers for each of our last three completed fiscal years. The compensation reflected for each individual was for their services provided in all capacities to us.

Name & Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	All Other Compensation ($)(f)	Total ($)
Donald R. Riley	2018	750,000	—	2,436,246	—	789,000	43,620	4,018,866
Former President and Chief	2017	594,231	250,000	1,203,286	—	434,044	30,253	2,511,814
Executive Officer	2016	517,385	—	1,151,553	—	550,534	79,804	2,299,276

Mark E. Johnson	2018	381,639	—	1,035,417	—	—	19,319	1,436,375
Former Executive Vice	2017	436,000	—	1,022,855	—	218,358	40,191	1,717,404
President, Chief Financial	2016	434,139	—	1,099,578	—	439,419	21,593	1,994,729
Officer

Bradley S. Little	2018	338,442	—	243,640	—	268,260	8,974	859,316
Former Interim Chief
Financial Officer and
Treasurer(g)(h)

John L. Kuzdal	2018	413,231	—	548,176	—	328,224	20,350	1,309,981
President of Group Manufacturing Segment	2017	400,000	—	562,578	—	200,328	18,231	1,181,137
	2016	393,231	—	892,608	—	403,137	20,946	1,709,922

Todd R. Moore	2018	373,885	—	548,176	—	297,453	8,360	1,227,874
Executive Vice President,	2017	359,000	—	485,868	—	179,794	12,137	1,036,799
Chief Legal, Risk &	2016	357,477	—	549,803	—	361,815	3,158	1,272,253
Compliance Officer and
Corporate Secretary

Katy K. Theroux	2018	400,000	—	548,176	—	315,600	9,251	1,273,027
Executive Vice President,	2017	372,404	—	509,158	—	186,639	8,108	1,076,309
Corporate Marketing and	2016	357,477	—	494,487	—	361,815	3,158	1,216,937
Chief Human Resources
Officer

Norman C. Chambers	2018	345,865	—	389,797	—	144,650	859,109	1,739,421
Former Executive	2017	825,000	—	2,557,122	—	550,902	63,747	3,996,771
Chairman(g)	2016	825,000	—	2,893,601	—	1,108,626	41,798	4,869,025

(a)	The amounts reported in the “Salary” column are calculated by taking into account the NEOs’ increases in base salary in Fiscal 2018, Fiscal 2017, and Fiscal 2016, but do not take into account any increases following Fiscal 2018 in connection with the Merger. See “Compensation Discussion & Analysis — Base Salary” above.
(b)	The amount reported in the “Bonus” column for Mr. Riley reflects a one-time $250,000 cash promotion bonus for Fiscal 2017 in connection with his appointment as CEO.
(c)	The amounts reported in the “Stock Awards” column reflects the aggregate grant date fair value of the awards granted under our Incentive Plan in the relevant fiscal years and as Founders Awards in November 2018 in connection with the Merger, computed in accordance with FASB ASC Topic 718. See Note 7 of the consolidated financial statements in NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 for additional detail regarding assumptions underlying the valuation of equity awards of RSUs and PSUs. See “Compensation Discussion & Analysis — Long-Term Incentive Compensation.”

(d)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718. See Note 7 of the consolidated financial statements in NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 for additional detail regarding assumptions underlying the valuation of equity awards of options. See “Compensation Discussion & Analysis — Long-Term Incentive Compensation.”
(e)	The amounts in this column reflect the amounts earned for the relevant fiscal years under the Company’s Bonus Program. See “Compensation Discussion & Analysis — Annual Bonus.”
(f)	The “All Other Compensation” column includes NCI 401(k) matching contributions and DCP contributions with respect to the named executive officers described below, the taxable value of a life insurance benefit, a transportation allowance for Messrs. Johnson, Kuzdal, Moore and Chambers and, with respect to Mr. Chambers, a one-time $825,000 severance payment (equal to one year of his then-current base salary) pursuant to the terms of his employment agreement with the Company entered into on September 1, 2015.

In Fiscal 2018, NCI 401(k) matching contributions were made with respect to each of our Named Executive Officers, and DCP matching contributions were made with respect to Messrs. Riley, Johnson and Chambers.

The DCP matching contribution made in Fiscal 2018 of $31,449, $11,523 and $33,158 were paid with respect to Messrs. Riley, Johnson and Chambers.

(g)	Mr. Johnson served as the Company’s CFO and Treasurer until his resignation, effective June 29, 2018. From June 29, 2018 to November 16, 2018, Mr. Little served as the Company’s interim CFO and Treasurer. As described in the Current Report on Form 8-K filed on November 20, 2018, in connection with the Merger, Shawn K. Poe succeeded Mr. Little as CFO of the Company and Brian P. Boyle succeeded Mr. Little as Treasurer of the Company on November 16, 2018. Mr. Chambers served as Executive Chairman of the Board until his resignation, effective December 31, 2017.
(h)	Mr. Little was not a Named Executive Officer in Fiscal 2017 or Fiscal 2016.

Fiscal Year 2018 Grants of Plan-Based Awards Table

The following table sets forth information concerning grants of plan-based awards to each of the Named Executive Officers under the Bonus Program and the Incentive Plan during Fiscal 2018.

									All Other
									Stock
									Awards;	Grant Date
			Estimated Future Payouts Under Non-			Estimated Future Payouts Under			Number of	Fair Value of
			Equity Incentive Plan Awards(a)			Equity Incentive Plan Awards			Shares of	Stock and
			Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Option
Name	Grant Date	Award Type	($)(b)	($)	($)	(#)	(#)	(#)	Units (#)	Awards ($)(c)
Mr. Riley	12/15/2017	Bonus Program	262,500	750,000	1,500,000	–	–	–	–	–
	12/15/2017	RSA and PSU	–	–	–	–	74,389	148,778	49,593	2,436,246
Mr. Johnson	12/15/2017	Bonus Program	120,225	343,500	687,000	–	–	–	–	–
	12/15/2017	RSA and PSU	–	–	–	–	31,616	63,232	21,077	1,035,417
Mr. Little	12/15/2017	RSA and PSU	69,563	198,750	397,500	–	7,439	14,878	4,960	243,640
Mr. Kuzdal	12/15/2017	Bonus Program	109,200	312,000	624,000	–	–	–	–	–
	12/15/2017	RSA and PSU	–	–	–	–	16,738	33,476	11,159	548,176
Mr. Moore	12/15/2017	Bonus Program	98,963	282,750	565,500	–	–	–	–	–
	12/15/2017	RSA and PSU	–	–	–	–	16,738	33,476	11,159	548,176
Ms. Theroux	12/15/2017	Bonus Program	105,000	300,000	600,000	–	–	–	–	–
	12/15/2017	RSA and PSU	–	–	–	–	16,738	33,476	11,159	548,176
Mr. Chambers	12/15/2017	Bonus Program	192,850	551,000	1,102,000	–	–	–	–	–
	12/15/2017	RSA and PSU	–	–	–	–	–	–	19,837	389,797

(a)	Represents target and maximum amounts potentially payable under NCI’s Bonus Program for Fiscal 2018. See “Compensation Discussion & Analysis — Annual Bonus — Fiscal 2018.”
(b)	Payouts under the Fiscal 2018 Bonus Program were determined based on Adjusted EBITDA, and no payment would have been made if Adjusted EBITDA did not exceed $149,000,000 in Fiscal 2018. See “Compensation Discussion & Analysis — Annual Bonus.” Actual payments made under the Fiscal 2018 Bonus Program are reported in the Summary Compensation Table.
(c)	Except for Fiscal 2018 Awards based on total shareholder return that have a fair value of $24.59 per share, the grant date fair value of plan-based awards granted to each of our NEOs is based on a price per share of $19.65, which was our closing stock price on December 15, 2017, and the assumption that the FY 2018 Awards vested at target levels.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company has entered into employment agreements with each of its NEOs. Mr. Johnson and Mr. Chambers each had an employment agreement while employed by the Company. Mr. Johnson’s employment terminated in connection with his resignation from the Company on June 29, 2018. Mr. Chambers’s employment terminated in connection with his resignation from the Company on December 31, 2017. For a description of the material terms of the current employment agreements and for a discussion of enhanced severance benefits upon certain terminations in connection with a change in control of the Company, see “Compensation Discussion & Analysis — Other Compensation — Termination and Change in Control Agreements.”

On the Closing Date, the Company appointed Mr. Metcalf as its Chairman and Chief Executive Officer, and entered into an employment agreement with him. For a discussion of the terms of Mr. Metcalf’s employment agreement, please refer to the section entitled “Appointment of James S. Metcalf as Chairman and Chief Executive of the Company” in Item 5.02. Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K filed on November 20, 2018.

Fiscal 2018 Bonus Program

Our short-term incentive compensation program for our Named Executive Officers for Fiscal 2018 was dependent upon our attainment of a specified level of Adjusted EBITDA. The amount payable to a recipient of a Fiscal 2018 award under the Bonus Program is determined based on the Adjusted EBITDA level actually attained by us for Fiscal 2018 and is equal to a specified percentage of the recipient’s base salary. For Fiscal 2018, our Compensation Committee did not exercise any discretion to increase or reduce bonuses otherwise payable by reason of the applicable performance criteria. See “Compensation Discussion & Analysis — Annual Bonus” for additional information.

Fiscal 2018 and Fiscal 2019 Long-Term Incentive Awards

In December 2017, our Compensation Committee granted RSUs and PSUs to our NEOs. In November 2018, our Compensation Committee granted options, RSUs and PSUs to our NEOs. See “Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted in Fiscal 2018 to NEOs” and “Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted in Fiscal 2019 to NEOs – Founders Awards.” Mr. Johnson forfeited his equity incentive plan awards upon his termination of employment with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options and unvested restricted stock, RSUs and PSUs held by each of our Named Executive Officers as of October 28, 2018.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(a)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Award Date	Number of Shares or Units of Stock That Have Not Vested (#)(b)	Market Value of Shares or Units of Stock That Have Not Vested ($)(c)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(d)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(e)
Mr. Riley	—	—	—	—	12/08/14	5,513	68,637	—	—
	—	—	—	—	12/15/15	8,489	105,688	37,450	466,253
	—	—	—	—	12/15/16	13,969	173,914	31,272	389,336
	—	—	—	—	07/01/17	15,370	191,357	—	—
	—	—	—	—	12/15/17	49,593	617,433	74,389	926,143
Mr. Johnson	—	—	—	—	12/15/15	—	—	—	—
	—	—	—	—	12/15/16	—	—	—	—
	—	—	—	—	12/15/17	—	—	—	—
Mr. Little	—	—	—	—	12/15/15	7,491	93,263	13,375	166,519
	—	—	—	—	12/15/16	4,628	57,619	10,359	128,970
	—	—	—	—	12/15/17	4,960	61,752	7,439	92,616
Mr. Kuzdal	86,599	—	8.85	12/09/19	12/15/15	6,670	83,042	29,425	366,341
	29,167	—	12.00	12/12/20	12/15/16	9,604	119,570	21,500	267,675
	34,382	—	10.18	12/21/21	12/15/17	11,159	138,930	16,738	208,388
Mr. Moore	—	—	—	—	12/15/15	5,761	71,724	25,413	316,392
	—	—	—	—	12/15/16	8,294	103,260	18,568	231,172
	—	—	—	—	12/15/17	11,159	138,930	16,738	208,388
Ms. Theroux	—	—	—	—	09/02/14	1,900	23,655	—	—
	—	—	—	—	12/15/15	4,851	60,395	21,400	266,430
	—	—	—	—	12/15/16	6,985	86,963	15,636	194,668
	—	—	—	—	07/01/17	3,993	49,713	—	—
	—	—	—	—	12/15/17	11,159	138,930	16,738	208,388
Mr. Chambers	—	—	—	—	02/24/15	—	—	—	—
	—	—	—	—	12/15/15	—	—	133,748	1,665,163
	—	—	—	—	12/15/16	—	—	97,724	1,216,664

(a)	All exercisable stock options previously granted (i) have an exercise price not less than the closing price of NCI’s Common Stock on the day before the grant date, (ii) became exercisable with respect to 25% of the total option shares each year, starting on the first anniversary of the grant date, and (iii) were granted for a term of 10 years. Additional terms governing the stock option awards are described in the narrative above entitled “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Restricted Stock and Restricted Stock Unit Awards and Stock Options.”
(b)	Reflects (1) the restricted stock portion of the FY 2018, FY 2017 Awards and FY 2016 Awards granted to the Named Executive Officers on December 15, 2017, December 15, 2016 and December 15, 2015, respectively, and (2) the one-time awards of restricted stock granted in July 2017 to Mr. Riley and Ms. Theroux. For a description of the vesting of these awards, see “Compensation Discussion & Analysis — Long-Term Incentive Compensation” in our Fiscal 2016 proxy and “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Restricted Stock and Restricted Stock Unit Awards and Stock Options.”
(c)	This column represents the closing price of our Common Stock on October 26, 2018, the last business day of Fiscal 2018, which is $12.45, multiplied by the number of shares of restricted stock.
(d)	This column represents the performance share unit awards granted to the Named Executive Officers on December 15, 2017, determined assuming the target level of performance is achieved.
(e)	This column represents the closing price of our Common Stock on October 26, 2018, the last business day of Fiscal 2018, which is $12.45, multiplied by the number of shares underlying the performance share units, determined assuming the target level of performance is achieved.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of options and vesting of restricted stock, RSUs, and PSUs of each of our Named Executive Officers during Fiscal 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(a)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(b)
Mr. Riley	—	—	38,496	756,036
Mr. Johnson	—	—	33,093	638,695
Mr. Little	—	—	10,583	204,252
Mr. Kuzdal	20,000	207,766	18,252	352,264
Mr. Moore	—	—	15,550	300,115
Ms. Theroux	—	—	16,742	326,514
Mr. Chambers	33,334	243,338	410,783	7,912,929

(a)	The value realized on exercise represents the difference between the market value of our common stock at the time the applicable option was exercised and the exercise price of the option.
(b)	This column represents the closing price of our common stock on December 14, 2017 (which is the day before the vesting date of the applicable restricted stock) multiplied by the number of shares of restricted stock held by each NEO, except with respect to 294,997 shares held by Mr. Chambers that vested on December 29, 2017 in connection with is retirement, 5,954 held by Mr. Chambers that vested on February 3, 2018, 7,684 shares held by Mr. Riley that vested on July 1, 2018 and 1,996 shares held by Ms. Theroux that vested on July 1, 2018 per the terms of their respective awards.

Pension Benefits

We do not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for our Named Executive Officers.

Nonqualified Deferred Compensation

The following table sets forth information concerning nonqualified deferred compensation benefits of each of our Named Executive Officers under the DCP for Fiscal 2018:

Name	Executive Contributions in Last FY ($)(a)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(b)
Mr. Riley	31,846	31,449	-422	—	128,275
Mr. Johnson	27,177	11,523	23,220	46,591	308,968
Mr. Little	—	—	529	—	40,841
Mr. Kuzdal	—	—	-2,452	—	93,082
Mr. Moore	—	—	—	—	—
Ms. Theroux	—	—	—	—	—
Mr. Chambers	67,720	33,158	46,525	1,646,980	694,861

(a)	Contributions made by the Named Executive Officers during Fiscal 2018 are included in each such executive’s salary and bonus amounts, as applicable, as reported in the “Summary Compensation Table.”
(b)	Of the totals in the “Aggregate Balance at Last FYE” column, the following amounts were reported as compensation in the “Summary Compensation Table” of our proxy statements in Fiscal 2018 and previous years pursuant to the SEC’s current disclosure rules: Mr. Riley, $62,558; Mr. Johnson, $287,639; Mr. Little, $40,312; Mr. Kuzdal $95,264; and Mr. Chambers, $2,194,438. Mr. Moore and Ms. Theroux do not participate in the DCP. Mr. Little was not a Named Executive Officer prior to Fiscal 2018.

Eligible participants in the DCP include certain employees and non-employee directors of NCI who are selected by the Compensation Committee to participate. The DCP is a nonqualified retirement plan created to provide specified benefits to our highly compensated employees and directors. The DCP allows employees, including the Named Executive Officers, to defer up to 80% of their annual salaries and up to 90% of their annual cash bonuses, and allows NCI’s non-employee directors to defer up to 100% of their annual fees and meeting attendance fees, until a specified date in the future, including at or after retirement. Elections to defer under the DCP must be made prior to the end of the year preceding the year the compensation will be earned. Elections to defer incentive payments based on services to be performed over at least a twelve-month period must be made no later than six months prior to the end of the designated performance period. Mr. Moore chose not to participate in the DCP in Fiscal 2016.

The DCP also allows discretionary matching contributions to provide a supplemental retirement benefit to executives. For Fiscal 2018, we determined to make discretionary matching contributions provided that NCI achieved ROA for Fiscal 2018 of 15%. If target ROA was achieved, we would match the percentage of an executive officer’s salary and bonus that he has voluntarily deferred under the DCP, up to a maximum of 15%. Because our ROA exceeded 15%, this discretionary contribution was made for Fiscal 2018. In addition, NCI made discretionary matching contributions to make up for certain limits applicable to the 401(k) Plan (the “Restoration Match”). Executives generally become vested in the Restoration Match in a manner consistent with NCI’s match in the NCI 401(k) plan, which generally vests ratably over a six-year period. Discretionary matching contributions vest ratably over a three-year period. However, effective upon the consummation of the Equity Investment on October 20, 2009, all matching contributions then allocated to a participant’s account under the DCP became 100% vested. Matching contributions allocated to a participant’s account following October 20, 2009, will also become fully vested upon any subsequent change in control or upon the participant’s retirement, death or disability.

Amounts deferred are deemed invested in one or more phantom investment funds and additional amounts are credited to participants’ accounts based on the hypothetical earnings of such investments. No above-market or preferential earnings are paid under the DCP and, therefore, none of the aggregate earnings reported in the table above are included in the Summary Compensation Table. With the exception of amounts deferred into Common Stock, participants may change their investment options at any time, subject to the administrative procedures adopted by the plan administrator. The table below shows the funds available in the DCP and the annual return of each for Fiscal 2018:

Investment Funds	Rate of Return
Wells Fargo Government Money Market Fund	1.5%
American Funds EuroPacific Growth Fund	-10.6%
American Beacon Stephens Small Cap Growth Fund	18.6%
Fidelity® 500 Index Fund	7.3%
Baird Aggregate Bond Fund	-2.2%
NCI Stock Fund	-23.2%

Withdrawal elections under the DCP will be made in conjunction with the deferral election, and the scheduled distribution date elected will be the first day of a plan year at least three years after the end of the plan year to which the amounts subject to the election relate. A participant may elect to receive a scheduled in-service distribution in a lump sum or in installments. Changes to withdrawal elections must be made at least 12 months prior to the initial elected payment date and must defer the new initial payment date at least five years. In-service withdrawals are permitted to satisfy an unforeseeable emergency plus the amounts anticipated to pay taxes on the withdrawal amount. If a participant withdraws amounts from the DCP upon an unforeseeable emergency, the participant’s participation in the DCP may be suspended. Upon a change in control or the participant’s death, disability or other termination (other than due to retirement), a participant will receive his vested plan account in a lump sum. Upon a change in control, a participant’s deferral elections immediately terminate with respect to any prospective compensation payable following the change in control.

NEOs may defer receipt of the shares of Common Stock that they earn with respect to the FY 2018 Awards and the FY 2019 Awards.  If a deferral election is made, these deferrals will be credited as phantom shares of Common Stock.  These deferrals must remain in the form of phantom shares during the entire deferral period and may not be exchanged into any of the other investment options under the DCP.  The phantom shares will be settled in actual shares of Common Stock on settlement dates elected by the participant at the time of deferral.

We have established a rabbi trust to provide for NCI’s obligations under the DCP and have formed an administrative committee to manage the DCP and its assets. Pursuant to the investment agreement, effective on October 20, 2009 (the “Investment Agreement”), the DCP was amended to eliminate the right to appoint a third-party administrator of the DCP after October 20, 2009. Similarly, the rabbi trust that is the source of funding for obligations under the DCP was amended so that certain administrative protections that would have gone into effect following a change in control did not apply as a result of the Equity Investment. In addition, as a result of the amendment, the requirement to fully fund the rabbi trust upon a change in control did not apply as a result of the Equity Investment. Prior to the Merger, the rabbi trust was amended on November 12, 2018 to provide that neither the Merger nor any transaction contemplated thereunder constituted a change in control for purposes of the DCP.

Potential Payments upon Termination or Change in Control

We describe below certain payments and benefits that would be received by our Named Executive Officers upon specified terminations of their employment, and up on a change in control of us, under the employment agreements to which we and our Named Executive Officers are parties, as well as under our Incentive Plan and the outstanding equity awards as of the end FY 2018. It should be highlighted that, notwithstanding that an actual change in control of us occurred on November 16, 2018, the following information relates to our fiscal year ended October 28, 2018. Thus, the information that follows does not take into account (1) the changes to outstanding equity awards that occurred at the closing of the Merger (described above in the section entitled “Compensation Discussion & Analysis — Other Compensation — Termination and Change in Control Agreements.” or (2) the grant of the Founders Awards at the closing of the Merger.

Employment Agreements

Each Named Executive Officer has an employment agreement with the Company that provides for severance payments and termination benefits upon a termination of a Named Executive Officer’s employment by the Company without “cause” or by the Named Executive Officer for “good reason,” both prior to and following a change in control of the Company. For a description of the severance benefits to which Named Executive Officers are entitled under the employment agreements, see “Compensation Discussion & Analysis — Other Compensation — Termination and Change in Control Agreements.”

Equity Incentive Awards

FY 2016 Awards

The unvested RSUs granted to the Named Executive Officers as part of the FY 2016 Awards, FY 2017 Awards and FY 2018 Awards become fully vested prior to the completion of the stated vesting period (1) upon the Named Executive Officer’s death or disability, or (2) upon the occurrence of a change in control.

The unvested performance share units granted to the Named Executive Officers as part of the FY 2016 Awards become vested prior to the completion of the performance period as follows: (1) on a pro rata basis (a) in the event the Named Executive Officer’s employment is terminated by NCI without cause, (b) in the event the Named Executive Officer terminates his or her employment for good reason or (c) upon the Named Executive Officer’s death or disability, such pro rata vesting to be determined based on the elapsed portion of the performance period (except that, if the performance period is less than one-half completed, the performance share units will be forfeited upon any such termination other than for death or disability) and measured against the actual satisfaction of the performance criteria; and (2) as to the maximum number of performance share units under the award upon a change in control.

For a discussion of the actual treatment of these awards in the Merger, see “Compensation Discussion & Analysis — Other Compensation — Termination and Change in Control Agreements.”

FY 2017 Awards and FY 2018 Awards

Upon a change in control (as defined above), the FY 2017 Awards and FY 2018 Awards provide that they will be assumed or replaced by economically equivalent alternative awards, and, further, that these awards are intended to fully vest only to the extent that they are not assumed or replaced with alternative awards. The terms of any alternative award must be at least as favorable as the terms of the award being replaced (including an equal or better vesting schedule and, in the case of stock options, an identical or better method of exercise) and must provide for full acceleration in the event that the grantee is terminated by the successor without cause or by the award holder with good reason within two years following the change in control with respect to which the alternative award was granted.

For a discussion of the actual treatment of these awards in the Merger, see “Compensation Discussion & Analysis — Other Compensation — Termination and Change in Control Agreements.”

Quantification of Payments

Termination Payments (unrelated to a Change in Control)

The following table estimates the value of the payments and benefits that each of our Named Executive Officers would receive if his or her employment terminated on October 26, 2018 (the last business day of Fiscal 2018) under the circumstances shown and making the following assumptions, except for Mr. Johnson and Mr. Chambers, each of whom departed during FY 2018, and for whom the table instead reflects the actual payments and benefits received in connection with their departure. The table excludes (i) amounts accrued through Fiscal 2018 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) benefits generally available to all of our salaried employees, and (iii) stock options with a strike price below the closing stock price on October 26, 2018. The amounts reflected for the acceleration of the FY 2016 Awards, FY 2017 Awards and FY 2018 Awards assume that these awards would be settled at target levels. The amounts disclosed assume that the price of our Common Stock was $12.45, which was the closing price of our stock on October 26, 2018. Therefore, such amounts and disclosures should be considered “forward looking statements.”

Name	Benefit	Termination for Cause ($)	Termination Without Cause or by Executive for Good Reason ($)	Termination by Executive Without Good Reason ($)	Disability ($)	Retirement ($)	Death ($)
Mr. Riley	Non-CIC Severance	—	2,103,570	—	—	—	—
	Bonus FY 2018	—	789,000	—	—	—	—
	Accelerated RSU Vesting	—	—	—	1,088,391	—	1,088,391
	Accelerated Restricted Stock Vesting	—	—	—	68,637	—	68,637
	Accelerated FY 2016 Awards Vesting (PSU)	—	466,253	—	466,253	—	466,253
	Accelerated FY 2017 Awards Vesting (PSU)	—	—	—	389,336	—	389,336
	Accelerated FY 2018 Awards Vesting (PSU)	—	—	—	926,143	—	926,143
	Life Insurance	—	—	—	—	—	100,000
Mr. Johnson	Non-CIC Severance	—	—	—	—	—	—
	Bonus FY 2018	—	—	—	—	—	—
	Accelerated RSU Vesting	—	—	—	—	—	—
	Accelerated Restricted Stock Vesting	—	—	—	—	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	—	—	—	—	—	—
	Accelerated FY 2017 Awards Vesting (PSU)	—	—	—	—	—	—
	Accelerated FY 2018 Awards Vesting (PSU)	—	—	—	—	—	—
	Life Insurance	—	—	—	—	—	—

Name	Benefit	Termination for Cause ($)	Termination Without Cause or by Executive for Good Reason ($)	Termination by Executive Without Good Reason ($)	Disability ($)	Retirement ($)	Death ($)
Mr. Little	Non-CIC Severance	—	277,378	—	—	—	—
	Bonus FY 2018	—	268,260	—	—	—	—
	Accelerated RSU Vesting	—	—	—	212,634	—	212,634
	Accelerated Restricted Stock Vesting	—	—	—	—	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	—	166,519	—	166,519	—	166,519
	Accelerated FY 2017 Awards Vesting (PSU)	—	—	—	128,970	—	128,970
	Accelerated FY 2018 Awards Vesting (PSU)	—	—	—	92,616	—	92,616
	Life Insurance	—	—	—	—	—	50,000
Mr. Kuzdal	Non-CIC Severance	—	428,378	—	—		—
	Bonus FY 2018	—	328,224	—	—	—	—
	Accelerated RSU Vesting	—	—	—	341,541	—	341,541
	Accelerated Restricted Stock Vesting	—	—	—	—	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	—	366,341	—	366,341	—	366,341
	Accelerated FY 2017 Awards Vesting (PSU)	—	—	—	267,675	—	267,675
	Accelerated FY 2018 Awards Vesting (PSU)	—	—	—	208,388	—	208,388
	Life Insurance	—	—	—	—	—	100,000
Mr. Moore	Non-CIC Severance	—	389,378	—	—	—	—
	Bonus FY 2018	—	297,453	—	—	—	—
	Accelerated RSU Vesting	—	—	—	313,914	—	313,914
	Accelerated Restricted Stock Vesting	—	—	—	—	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	—	316,392	—	316,392	—	316,392
	Accelerated FY 2017 Awards Vesting (PSU)	—	—	—	231,172	—	231,172
	Accelerated FY 2018 Awards Vesting (PSU)	—	—	—	208,388	—	208,388
	Life Insurance	—	—	—	—	—	100,000
Ms. Theroux	Non-CIC Severance	—	408,572	—	—	—	—
	Bonus FY 2018	—	315,600	—	—	—	—
	Accelerated RSU Vesting	—	—	—	336,001	—	336,001
	Accelerated Restricted Stock Vesting	—	—	—	23,655	—	23,655
	Accelerated FY 2016 Awards Vesting (PSU)	—	266,430	—	266,430	—	266,430
	Accelerated FY 2017 Awards Vesting (PSU)	—	—	—	194,668	—	194,668
	Accelerated FY 2018 Awards Vesting (PSU)	—	—	—	208,388	—	208,388
	Life Insurance	—	—	—	—	—	100,000

Name	Benefit	Termination for Cause ($)	Termination Without Cause or by Executive for Good Reason ($)	Termination by Executive Without Good Reason ($)	Disability ($)	Retirement ($)	Death ($)
Mr. Chambers	Non-CIC Severance	—	825,000	—	—	—	—
	Bonus FY 2018	—	144,650	—	—	—	—
	Accelerated RSU Vesting	—	—	—	—	—	—
	Accelerated Restricted Stock Vesting	—	—	—	—	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	—	1,665,163	—	1,665,163	—	1,665,163
	Accelerated FY 2017 Awards Vesting (PSU)	—	1,216,664	—	1,216,664	—	1,216,664
	Accelerated FY 2018 Awards Vesting (PSU)	—	—	—	—	—	—
	Life Insurance	—	—	—	—	—	—

Change-in-Control Payments

The following table estimates the value of the payments and benefits that each of our Named Executive Officers would receive if a change in control occurred on October 26, 2018 (the last business day of Fiscal 2018), other than Mr. Johnson and Mr. Chambers, each of whom departed during FY 2018. The table is intended to provide additional information about the effects of a change in control on the compensation of the Named Executive Officers, and should not be understood to supplement or replace the information provided in the table above, which represents payments to the Named Executive Officers upon a termination unrelated to a change in control. Column (A) represents the value of the payments to which each Named Executive Officer would be entitled upon the occurrence of the change in control, without regard to whether the Named Executive Officer continued to be employed by the Company following a change in control. Column (B) represents the value of the payments to which each Named Executive Officer would be entitled if the Named Executive Officer’s employment was terminated in connection with the change in control either by the Company without cause or by the Named Executive Officer for good reason. The payments shown in Column B include the payments in Column A (i.e., the payments in Column (B) are the sum of the “single-trigger” payments shown in Column (A), plus any additional termination benefits to which the Named Executive Officer would be entitled if he or she were terminated following a change in control). The same exclusions and assumptions applicable to the table in “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Quantification of Payments — Termination Payments” were applied to the following table. Accordingly, such amounts and disclosures should be considered “forward looking statements.”

		(A)	(B)
Name	Benefit	Change in Control ($)	Change in Control Followed by a Termination Without Cause or by Executive for Good Reason ($)
Mr. Riley	CIC Severance	—	4,551,378
	Accelerated RSU Vesting	106,537	799,840
	Accelerated Restricted Stock Vesting	69,188	69,188
	Accelerated FY 2016 Awards Vesting (PSU)	668,237	668,237
	Accelerated FY 2017 Awards Vesting (PSU)	—	311,474
	Accelerated FY 2018 Awards Vesting (PSU)	—	740,912

		(A)	(B)
Name	Benefit	Change in Control ($)	Change in Control Followed by a Termination Without Cause or by Executive for Good Reason ($)
Mr. Little	CIC Severance	—	800,638
	Accelerated RSU Vesting	94,012	164,641
	Accelerated Restricted Stock Vesting	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	238,651	238,651
	Accelerated FY 2017 Awards Vesting (PSU)	—	103,173
	Accelerated FY 2018 Awards Vesting (PSU)	—	74,102
Mr. Kuzdal	CIC Severance	—	1,068,602
	Accelerated RSU Vesting	83,709	237,479
	Accelerated Restricted Stock Vesting	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	525,029	525,029
	Accelerated FY 2017 Awards Vesting (PSU)	—	214,140
	Accelerated FY 2018 Awards Vesting (PSU)	—	166,705
Mr. Moore	CIC Severance	—	969,581
	Accelerated RSU Vesting	72,301	212,792
	Accelerated Restricted Stock Vesting	—	—
	Accelerated FY 2016 Awards Vesting (PSU)	453,444	453,444
	Accelerated FY 2017 Awards Vesting (PSU)	—	184,945
	Accelerated FY 2018 Awards Vesting (PSU)	—	166,706
Ms. Theroux	CIC Severance	—	1,024,172
	Accelerated RSU Vesting	60,880	247,817
	Accelerated Restricted Stock Vesting	23,845	23,845
	Accelerated FY 2016 Awards Vesting (PSU)	381,846	381,846
	Accelerated FY 2017 Awards Vesting (PSU)	—	155,737
	Accelerated FY 2018 Awards Vesting (PSU)	—	166,706

OTHER COMPENSATION INFORMATION

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annual total compensation of our CEO in Fiscal 2018, Mr. Riley, to the annual total compensation of our median employee (excluding Mr. Riley).

The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u). The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of a determination date of August 1, 2018. The median was identified using base pay, overtime, and bonuses paid over the twelve-month period preceding the determination date. International employees’ pay was converted to US dollar equivalents using exchange rates as of the determination date and pay was annualized for any employees hired during the period.

The 2018 annual total compensation as determined under Item 402 of Regulation S-K for Mr. Riley was $4,018,866, as reported in the Summary Compensation Table of this Form 10-K. The 2018 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $56,317. The ratio of Mr. Riley’s annual total compensation to our median employee’s annual total compensation for fiscal year 2018 is 71 to 1.

DIRECTOR COMPENSATION

Directors of NCI who are also employees of NCI do not receive compensation for their service as directors. For Fiscal 2018, in addition to reimbursing our non-employee directors for the expenses incurred to attend and/or participate in meetings, we paid non-employee directors the following amounts:

Annual Retainer Fee	$65,000
Audit Committee Chair Annual Retainer Fee	$18,500
Compensation Committee Chair Annual Retainer Fee	$13,500
Audit Committee Member Annual Retainer Fee	$10,000
Compensation Committee Member Annual Retainer Fee	$7,500
Nominating and Corporate Governance Committee Member Annual Retainer Fee	$5,000
Chair of Nominating and Corporate Governance Committee	$10,000
Affiliated Transactions Committee Member Annual Retainer Fee	$3,000
Executive Committee Member Annual Retainer Fee	$3,000

In addition, in Fiscal 2018, Mr. Metcalf received a cash retainer of $135,000 for his service as Chair of the Board. As disclosed in our 2017 proxy statement, as of Fiscal 2018, we no longer pay our non-employee directors a fee for their attendance at meetings (except for payments of $750 per meeting to those non-employee directors who participate in meetings of ad hoc committees). Our non-employee directors instead receive annual retainer fees in the amounts disclosed above.

In addition, through Fiscal 2018, each non-employee director received a grant of RSUs and/or stock options under the Incentive Plan having an aggregate fair market value of $90,000 on December 15 of each year. These RSUs generally vest over a one-year period of service, subject to the same acceleration provisions as applied to the restricted stock units granted to our NEOs (see “Executive Compensation — Potential Payments upon Termination or Change in Control — Equity Incentive Awards”).

Messrs. Berges, Sleeper, and Zrebiec have assigned all of the compensation each would receive for his services as a director, including any shares of RSUs, to CD&R, LLC. In the same manner as our other directors, Mr. Berges received reimbursement for travel and other out-of-pocket expenses incurred in connection with his functions and duties as a director, except that Mr. Berges was also entitled to reimbursement of up to $150,000 in the aggregate per calendar year for actual air travel expenses for NCI-related purposes on our corporate aircraft in lieu of reimbursement based on the cost of commercial air travel.

In Fiscal 2019, the Compensation Committee, with assistance from FW Cook, undertook a review of its compensation policy for non-employee directors. Our non-employee directors will instead receive annual retainer fees in the following amounts:

Annual Retainer Fee	$75,000
Audit Committee Chair Annual Retainer Fee	$22,500
Compensation Committee Chair Annual Retainer Fee	$15,500
Audit Committee Member Annual Retainer Fee	$10,000
Compensation Committee Member Annual Retainer Fee	$7,500
Nominating and Corporate Governance Committee Member Annual Retainer Fee	$6,500
Chair of Nominating and Corporate Governance Committee	$13,500
Affiliated Transactions Committee Member Annual Retainer Fee	$3,000
Executive Committee Member Annual Retainer Fee	$3,000

In addition, beginning in Fiscal 2019 each non-employee director will receive a grant of RSUs under the Incentive Plan having an aggregate fair market value of $110,000 on December 15 of each year.

Fiscal Year 2018 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors for Fiscal 2018.

Name	Fees Earned or Paid in Cash ($)(a)(b)	Stock Awards ($)(c)	Option Awards ($)(c)	All Other Compensation ($)	Total ($)
Kathleen J. Affeldt	78,500	109,647	—	—	188,147
George L. Ball	104,000	109,647	—	—	213,647
James G. Berges(d)	78,000	109,634	—	—	187,634
Gary L. Forbes	104,500	109,647	—	—	214,147
John J. Holland	99,375	109,647	—	—	209,022
Lawrence J. Kremer	70,000	109,647	—	—	179,647
George Martinez	95,500	109,647	—	—	205,147
James S. Metcalf	215,500	219,274	—	—	434,774
Nathan K. Sleeper	75,500	109,634	—	—	185,134
William R. VanArsdale(d)	80,000	109,647	—	—	189,647
Jonathan L. Zrebiec	65,750	109,634	—	—	175,384

(a)	Includes annual retainer fees, supplemental retainer fees for Committee Chairmen, Board meeting fees and Committee meeting fees for each non-employee director as more fully explained in the preceding paragraphs.
(b)	The amounts reported in the “Fees Earned or Paid in Cash” column for each of Messrs. Berges, Sleeper, and Zrebiec represents amounts paid to CD&R, LLC, as assignee of compensation payable to those directors, each of whom is an employee or partner of CD&R, LLC.
(c)	The amounts reported in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of the awards granted under our Incentive Plan in Fiscal 2018, computed in accordance with FASB ASC Topic 718. See Note 7 of the consolidated financial statements in NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 for additional detail regarding assumptions underlying the valuation of equity awards. As of October 28, 2018, the non-employee directors held the following outstanding restricted stock awards and stock options: (i) Ms. Affeldt (6,459 restricted shares), (ii) Mr. Forbes (5,580 restricted shares and 7,029 stock options), (iii) Mr. Holland (9,534 restricted shares and 3,514 stock options), (iv) Mr. Kremer (6,459 restricted shares), (v) Mr. Martinez (6,459 restricted shares), (vi) Mr. Ball (6,459 restricted shares), and Mr. Metcalf (11,159 restricted shares). Amounts reported for each of Messrs. Berges, Sleeper, and Zrebiec represent grants of restricted Common Stock issued to CD&R, LLC, as assignee of compensation payable to those directors, each of whom is an employee or partner of CD&R, LLC. These figures do not include RSUs or options granted to the non-employee directors on December 15, 2018. Stock options figures include total exercisable and non-exercisable options.

(d)	Messrs. Berges and VanArsdale resigned from the Board effective November 16, 2018.

Item 12. Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity plan information as of October 28, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,696,641	(1)	10.94	(2)	—
Equity compensation plans not approved by security holders(3)	N/A		N/A		N/A
Total	460,566		10.94		—

(1)	Includes 214,971 shares subject to outstanding stock options, 460,566 shares subject to outstanding RSUs and 1,021,104 shares subject to outstanding PSUs based on assumed target performance, unless performance is otherwise know.
(2)	The weighted average remaining contractual life of outstanding options is 2.9 years.
(3)	All shares of Common Stock underlying outstanding awards and remaining available for issuance as of October 28, 2018 were under the Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise noted, the following tables set forth, as of February 5, 2019 (the “Ownership Date”), the number of shares of our equity securities beneficially owned by (1) each person or group known by us to own beneficially more than 5% of the outstanding shares of any class of our equity securities, (2) each director and nominee for director, (3) each of our executive officers identified under the caption “Executive Compensation,” and (4) all current directors and executive officers as a group. Except as otherwise indicated, each of the persons or groups named below has sole voting power and investment power with respect to the Common Stock. Unless otherwise noted, the mailing address of each person or entity named below is 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513.

	Beneficial Ownership(1)
Name of Beneficial Owner or Group	Number of Shares of Common Stock	Percent
CD&R Pisces Holdings, L.P. (2)	39,128,929	31.18
Clayton Dubilier & Rice Fund VIII, L.P.(3)	22,744,823	18.13
CD&R Friends & Family Fund VIII, L.P.(3)	56,940	*
GG Shareholders(4)	16,739,403	13.34
Kathleen J. Affeldt(5)	39,195	*
George Ball	151,670	*
Norman C. Chambers(5)	329,584	*
Gary L. Forbes(5)	87,266	*
John J. Holland(5)	66,779	*

	Beneficial Ownership(1)
Name of Beneficial Owner or Group	Number of Shares of Common Stock	Percent
Mark E. Johnson(5)	90,858	*
Lawrence J. Kremer(5)	45,707	*
John Krenicki (2)(3)(6)	—	*
John L. Kuzdal(5)	242,137	*
Bradley S. Little(5)	11,584	*
George Martinez(5)	57,804	*
James Metcalf(5)	137,772	*
Todd R. Moore(5)(6)	70,515	*
Timothy O’Brien(5)	—	*
Donald R. Riley(5)	128,904	*
Nathan K. Sleeper(2)(3)(7)	—	*
Katy K. Theroux(5)	48,146	*
Jonathan L. Zrebiec(2)(3)(7)	—	*
All directors and executive officers as a group (21 persons)(7)(8)	1,507,921	1.20

*       Less than 1%.

(1)	Includes shares beneficially owned by the listed persons, including unvested restricted stock granted in December 2018 and prior years, shares owned under our 401(k) Profit Sharing Plan and phantom units owned under our Deferred Compensation Plan, but does not include any of the restricted stock units or the performance share units granted to the listed persons in December 2015, December 2016, December 2017 or November 2018 (see “Compensation Discussion & Analysis — Long-Term Incentive Compensation”). If a person has the right to acquire beneficial ownership of any shares by exercise of options or by reason of the vesting of restricted stock units previously granted within 60 days after the Ownership Date, those shares are deemed beneficially owned by that person as of the Ownership Date and are deemed to be outstanding solely for the purpose of determining the percentage of the Common Stock that he or she owns. Those shares are not included in the computations for any other person. Please see the tables accompanying footnotes 5 and 7 below for additional information regarding equity compensation awards held by the listed persons.

(2)	CD&R Investment Associates X, Ltd. (“CD&R Pisces GP”) is the general partner of CD&R Pisces.

CD&R Pisces GP, as the general partner of CD&R Pisces, may be deemed to beneficially own the shares of Common Stock shown as beneficially owned by CD&R Pisces. CD&R Pisces GP expressly disclaims beneficial ownership of the Common Stock of which CD&R Pisces has beneficial ownership.

Investment and voting decisions with respect to the shares of Common Stock held by CD&R Pisces or CD&R Pisces GP are made by an investment committee comprised of more than ten individuals (the “CD&R Pisces Investment Committee”). All members of the CD&R Pisces Investment Committee disclaim beneficial ownership of the shares of Common Stock shown as beneficially owned by CD&R Pisces.

CD&R Pisces GP expressly disclaims beneficial ownership of the shares held by CD&R Pisces and the restricted shares held by CD&R, LLC as assignees of director compensation payable to Messrs. Krenicki, Sleeper and Zrebiec. Each of CD&R Pisces and CD&R Pisces GP expressly disclaim beneficial ownership of the restricted shares held by CD&R, LLC as assignees of director compensation payable to Messrs. Krenicki, Sleeper and Zrebiec. CD&R, LLC expressly disclaims beneficial ownership of the shares held by CD&R Pisces.

The address for CD&R Pisces and CD&R Pisces GP is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The address for CD&R, LLC is 375 Park Avenue, 18th Floor, New York, NY 10152.

(3)	Does not include 120,626 restricted shares of Common Stock and 20,424 restricted stock units issued to CD&R, LLC, as assignee of director compensation payable to Messrs. James G. Berges, John Krenicki, Nathan K. Sleeper and Jonathan L. Zrebiec.

The general partner of each of the CD&R Fund VIII Investors is CD&R Associates VIII, Ltd., whose sole stockholder is CD&R Associates VIII, L.P. The general partner of CD&R Associates VIII, L.P. is CD&R Investment Associates VIII, Ltd.

CD&R Investment Associates VIII, Ltd. is managed by a two-person board of directors. Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VIII, Ltd., may be deemed to share beneficial ownership of the shares of Common Stock shown as beneficially owned by the CD&R Fund VIII Investors. Such persons expressly disclaim such beneficial ownership.

Investment and voting decisions with respect to the shares of the Company’s Common Stock held by each of the CD&R Fund VIII Investors are made by an investment committee of limited partners of CD&R Associates VIII, L.P., currently consisting of more than ten individuals (the “CD&R Fund VIII Investment Committee”). All members of the CD&R Fund VIII Investment Committee disclaim beneficial ownership of the shares of Common Stock shown as beneficially owned by the CD&R Fund VIII Investors.

Each of CD&R Associates VIII, L.P., CD&R Associates VIII, Ltd. and CD&R Investment Associates VIII, Ltd. expressly disclaims beneficial ownership of the shares held by the CD&R Fund VIII Investors and the restricted shares held by CD&R, LLC as assignees of director compensation payable to Messrs. Berges, Krenicki, Sleeper and Zrebiec. The CD&R Fund VIII Investors expressly disclaim beneficial ownership of the restricted shares held by CD&R, LLC as assignees of director compensation payable to Messrs. Berges, Krenicki, Sleeper and Zrebiec. CD&R, LLC expressly disclaims beneficial ownership of the shares held by the CD&R Fund VIII Investors.

The address for the CD&R Fund VIII Investors, CD&R Associates VIII, L.P., CD&R Associates VIII, Ltd. and CD&R Investment Associates VIII, Ltd. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The address for CD&R, LLC is 375 Park Avenue, 18th Floor, New York, NY 10152.

(4)	Unless otherwise indicated, Atrium Intermediate Holdings, LLC (“Atrium Intermediate”) and GGC BP Holdings, LLC (“GGC BP”) are referred to collectively as the “GG Shareholders”

Golden Gate Capital Opportunity Fund, L.P. (“GGCOF”), Golden Gate Capital Opportunity Fund-A, L.P. (“GGCOF-A”), GGCOF Co-Invest, L.P. (“GGCOF Co-Invest”), GGCOF Executive Co-Invest, L.P. (“Executive Co-Invest”) and GGCOF IRA Co-Invest, L.P. (“IRA Co-Invest”, together with GGCOF, GGCOF-A, GGCOF Co-Invest and Executive Co-Invest, the “Funds”) hold all of the equity interests in GGC BP.

Atrium Window Holdings, LLC (“Atrium Holdings”) and Atrium Window Parent, LLC (“Atrium Parent”) are the members of Atrium Intermediate. Atrium Parent is the controlling unitholder of Atrium Holdings. GGC Atrium Window Holdings, LLC (“GGC Atrium”) is the controlling unitholder of Atrium Parent. GGC BP is the controlling unitholder of GGC Atrium.

GGC Opportunity Fund Management, L.P. (“Fund GP”) is the general partner of each of GGCOF and GGCOF-A. GGC Opportunity Fund Management GP, Ltd. (“Ultimate GP”) is the general partner of Fund GP. GGCOF Co-Invest Management, L.P. (“Co-Invest GP”) is the general partner of GGCOF Co-Invest, IRA Co-Invest and Executive Co-Invest. Fund GP is the general partner of Co-Invest GP.

Ultimate GP is governed by its board of directors and has ultimate voting and dispositive authority over the ownership interests of the following entities in the Company: GGC BP, Atrium Holdings, Atrium Intermediate, Atrium Parent and GGC Atrium (collectively, the “Atrium Entities”). Each of the Atrium Entities, the Funds, Fund GP and Co-Invest GP has shared dispositive power with each other with respect to the Common Stock.

The address for the GG Shareholders, Atrium Holdings, Atrium Parent, GGC Atrium, the Funds, Fund GP, Ultimate GP and Co-Invest GP is c/o Golden Gate Private Equity, Inc., One Embarcadero Center, 39th Floor, San Francisco, California 94111.

All information set forth in this footnote (4) was derived from a general statement of acquisition of beneficial ownership on Schedule 13D filed on November 23, 2018 with respect to the Golden Gate Investors, Atrium Holdings, Atrium Parent, GGC Atrium, the Funds, Fund GP, Ultimate GP and Co-Invest GP.

(5)	The number of shares of Common Stock beneficially owned by each person reflected in the table above includes options exercisable on the Ownership Date or that would become exercisable within 60 days after the Ownership Date, but excludes (i) options not exercisable within 60 days after the Ownership Date and (ii) unvested restricted stock units and performance share units. The number of options, unvested shares of restricted stock units, and unvested performance shares units beneficially owned by each person shown in the table above is shown in the table below. For more information about outstanding options, restricted stock units, and performance share units, see “Compensation Discussion & Analysis — Long-Term Incentive Compensation.”

(6)	50,095 shares of Common Stock are pledged by Mr. Moore to secure a line of credit as to which he has sole voting and investment power.

	Options
	Exercisable Within 60 Days (included in the table above)	Not Exercisable Within 60 Days (not included in the table above)	Unvested Restricted Stock Units (not included in the table above)	Unvested Performance Share Units (not included in the table above)

Kathleen J. Affeldt	—	—	6,808	—
George Ball	—	—	6,808	—
Norman C. Chambers	—	—	—	—
Gary L. Forbes	14,163	—	6,808	—
John J. Holland	37,259	—	6,808	—
Mark E. Johnson	—	—	—	—
Lawrence J. Kremer	9,234	—	6,808	—
John Krenicki(7)	—	—	—	—
John L. Kuzdal	150,148	96,539	78,962	30,590
Bradley S. Little	—	28,604	25,409	14,239
George Martinez	—	—	6,808	—
James Metcalf	—	307,481	153,470	76,870
Todd R. Moore	—	100,210	61,790	53,297
Timothy O’Brien	—	—	6,808	—
Shawn K. Poe	—	156,049	78,024	39,012
Donald R. Riley	—	204,988	158,180	135,775
Nathan K. Sleeper(7)	—	—	—	—
Katy K. Theroux	—	122,393	76,211	56,497
Jonathan L. Zrebiec(7)	—	—	—	—

(7)	Does not include 61,930,692 shares of Common Stock held by investment funds associated with or designated by CD&R, LLC, 120,626 restricted shares of Common Stock issued to CD&R, LLC, or 20,424 restricted stock units issued to CD&R, LLC, as assignee of compensation payable to Messrs. Krenicki, Sleeper and Zrebiec. Messrs. Krenicki, Sleeper and Zrebiec are members of our Board and executives of CD&R, LLC. Messrs. Krenicki, Sleeper and Zrebiec disclaim beneficial ownership of the shares held by CD&R, LLC and by investment funds associated with or designated by CD&R, LLC.

(8)	The number of shares of Common Stock beneficially owned by the directors and executive officers as a group reflected in the table above includes beneficial ownership of the additional officers listed in the table below. As with the officers and directors listed individually in Note 5, the number of shares of Common Stock beneficially owned by the directors and executive officers as a group and reflected in the table above includes options exercisable on the Ownership Date or that would become exercisable within 60 days after the Ownership Date, but excludes (i) options not exercisable within 60 days after the Ownership Date and (ii) unvested restricted stock units and performance share units. The number of options, unvested shares of restricted stock units, and unvested performance shares units beneficially owned by these additional officers is shown in the table below. For more information about outstanding options, restricted stock units and performance share units, see “Compensation Discussion & Analysis — Long-Term Incentive Compensation.”

	Options
	Exercisable Within 60 Days (included in the table above)	Not Exercisable Within 60 Days (not included in the table above)	Unvested Restricted Stock Units (not included in the table above)	Unvested Performance Share Units (not included in the table above)
Brian P. Boyle	—	60,817	30,408	15,204
John L. Buckley	—	190,099	95,049	47,524
Arthur W. Steinhafel	—	190,099	95,049	47,524

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

On July 25, 2016, the CD&R Fund VIII Investors decreased their beneficial ownership in the Company from approximately 58.6% to 42.0%. As a result, the Company ceased being deemed a “controlled company,” within the meaning in the NYSE Listed Company Manual. Following a one year phase-in, both the Nominating & Corporate Governance Committee and the Compensation Committee are now entirely comprised of independent directors. As of the date of this Amendment, the Company’s board is comprised of a majority of independent directors, as required by the NYSE. For a description of the transaction resulting in our no longer being deemed a controlled company, please see “Transactions with Related Persons — CD&R Transactions.”

Our Board determined, after considering all of the relevant facts and circumstances, that Ms. Affeldt, Mr. Ball, Mr. Forbes, Mr. Holland, Mr. Kremer, Mr. Krenicki, Mr. Martinez, Mr. O’Brien and Mr. Sleeper are independent from our management, as “independence” is defined by the listing standards of the NYSE. For a description of transactions between us and certain members of our Board, please see “Transactions with Related Persons — CD&R Transactions.”

Transactions With Related Persons

Policies and Procedures

The Nominating and Corporate Governance Committee has approved and adopted a written statement of policy and procedures with respect to related party transactions. This policy covers the review, approval or ratification of transactions between us and “related parties” (generally, directors, executive officers and employees required to file reports under Section 16 of the Exchange Act and their immediate family members, beneficial owners of 5% or more of any class of our securities, and any entity in which any such persons are employed, are principals, partners or hold a similar position or in which they have a beneficial interest of 5% or more). The policy covers transactions in which NCI and any related party are participants in which a related party has a material interest, other than (1) transactions between us and affiliates of CD&R, LLC, which are evaluated by the Affiliate Transactions Committee pursuant to the guidelines in the New Stockholders Agreement, (2) transactions involving less than $25,000 when aggregated with all similar transactions, and (3) certain exceptions for the employment of executive officers, director compensation, employees of the related party and transactions in which all stockholders receive proportional benefits. The policy generally requires that any related party transaction be approved by the Nominating and Corporate Governance Committee or its Chairman in advance of the consummation or material amendment of the transaction. Under the policy, prior to entering into a related party transaction, a related party must make full written disclosure of all of the facts and circumstances relating to the transaction to our Chief Financial Officer or General Counsel, who must assess this information and decide whether it is a related party transaction. If either of the Chief Financial Officer or General Counsel makes this determination, they must submit the transaction to the Nominating and Corporate Governance Committee or to its Chairman. The Nominating and Corporate Governance Committee or its Chairman will approve such transaction only if, in its good faith determination, it is in, or is not inconsistent with, the best interests of NCI and its stockholders. In the event a transaction is not identified as a related party transaction in advance, it will be submitted promptly to the Nominating and Corporate Governance Committee or the Chairman thereof, and such committee or Chair, as the case may be will evaluate the transaction and evaluate all options, including but not limited to ratification, amendment or termination of the transaction. In addition, certain transactions with related stockholders may be subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL prohibits certain publicly held Delaware corporations from engaging in a business combination with an interested stockholder for a period of three years following the time such person became an interested stockholder unless the business combination is approved in a specified manner. Generally, an interested stockholder is a person who, together with its affiliates and associates, owns 15% or more of the corporation’s voting stock, or is affiliated with the corporation and owns or owned 15% of the corporation’s voting stock within three years before the business combination.

The Affiliate Transactions Committee, which is further described in “Board of Directors — Board Committees — Affiliate Transactions Committee,” is responsible for reviewing, considering and approving certain transactions between NCI and its controlled affiliates, on the one hand, and the CD&R Investors and their affiliates, on the other hand. This committee is made up of (x) the Unaffiliated Shareholder Directors then in office and (y) one CD&R Investor Independent Director, if a CD&R Investor Independent Director is then serving on the Board, and otherwise, the Chief Executive Officer of the Company serving as a director on the Board.

CD&R Transactions

On October 20, 2009, we completed a financial restructuring that resulted in a change in control of NCI. Pursuant to an investment agreement (as amended, the “Investment Agreement”), we issued and sold to the CD&R Fund VIII Investors, for an aggregate purchase price of $250 million, an aggregate of 250,000 shares of Series B Cumulative Convertible Participating Preferred Stock, or “Preferred Stock,” convertible into 39,221,839 shares of Common Stock (adjusted to reflect the 1:5 reverse stock split that occurred on March 5, 2010) based on the initial conversion price (or approximately 68.4% of our then voting power) (such purchase and sale, the “Equity Investment”).

In connection with the Equity Investment, NCI and the CD&R Fund VIII Investors entered into a stockholders agreement, dated October 20, 2009 (the “Old Stockholders Agreement”). Among other provisions, the Old Stockholders Agreement entitled the CD&R Fund VIII Investors to certain nomination or designation rights with respect to our Board; subscription rights with respect to future issuances of common stock by us; corporate governance rights; and consent rights with respect to certain types of transactions we may enter into in the future. In connection with the Equity Investment, we made a determination that the acquisition of our equity interests by the CD&R Fund VIII Investors would not be subject to the provisions of Section 203 of the DGCL. At the time of the Equity Investment, we also entered into a registration rights agreement (the “Old Registration Rights Agreement”) with the CD&R Fund VIII Investors, which provided for customary demand and piggyback registration rights with respect to the shares of our common stock held by the CD&R Fund VIII Investors. The Old Registration Rights Agreement also provided that we would indemnify the CD&R Fund VIII Investors and their affiliates in connection with the registration of our securities thereunder.

On May 8, 2012, we entered into an Amendment Agreement with the CD&R Fund VIII Investors (the “Amendment Agreement”) to terminate our dividend obligation on the Preferred Stock, which accrued at an annual rate of 12% unless paid in cash at 8% (the “Dividend Knock-out”). As consideration for the Dividend Knock-out, the CD&R Fund VIII Investors received a total of 37,834 additional shares of Preferred Stock.

On May 14, 2013, the CD&R Fund VIII Investors delivered a formal notice requesting the conversion of all of their Preferred Stock into shares of our Common Stock (the “Conversion”). In connection with the Conversion request, we issued to the CD&R Fund VIII Investors 54,136,817 shares of our Common Stock (representing the shares of Common Stock issuable in connection with the conversion of (1) the shares of Preferred Stock purchased by the CD&R Fund VIII Investors pursuant to the Investment Agreement, (2) the shares of Preferred Stock issued in satisfaction of our dividend obligations prior to the Dividend Knock-out and (3) the additional shares of Preferred Stock issued in consideration for the Dividend Knock-out). The Conversion eliminated all the outstanding Preferred Stock.

On January 15, 2014, the CD&R Fund VIII Investors completed a registered underwritten offering of 9,775,000 shares of our Common Stock pursuant to our shelf registration statement previously filed and declared effective by the SEC on March 27, 2013 (the “2014 Secondary Offering”). The CD&R Fund VIII Investors received all proceeds from the 2014 Secondary Offering, which was effected pursuant to the Old Registration Rights Agreement. In addition, on January 6, 2014, we entered into a separate agreement with the CD&R Fund VIII Investors to repurchase 1,150,000 shares of our Common Stock, contingent on the closing of the 2014 Secondary Offering and subject to other conditions, at a price per share equal to the price per share to be paid by the underwriters to the CD&R Fund VIII Investors in the 2014 Secondary Offering (the “2014 Stock Repurchase”). The 2014 Stock Repurchase was a private, non-underwritten transaction that was approved and recommended by the Affiliate Transactions Committee of our Board, and closed simultaneously with the 2014 Secondary Offering. We have cancelled all shares repurchased in the 2014 Stock Repurchase.

On July 25, 2016, the CD&R Fund VIII Investors completed a registered underwritten offering, in which the CD&R Fund VIII Investors offered 9 million shares of our Common Stock at a price to the public of $16.15 per share (the “2016 Secondary Offering”), pursuant to our shelf registration statement previously filed and declared effective by the SEC on April 8, 2016. The underwriters also exercised their option to purchase 1.35 million additional shares of our Common Stock from the CD&R Fund VIII Investors. The aggregate offering price for the 10.35 million shares sold in the 2016 Secondary Offering was approximately $160.1 million, net of underwriting discounts and commissions. The CD&R Fund VIII Investors received all of the proceeds from the 2016 Secondary Offering and no shares in the 2016 Secondary Offering were sold by the Company or any of its officers or directors (although certain of our directors are affiliated with the CD&R Fund VIII Investors). In addition, concurrent with the 2016 Secondary Offering, the Company repurchased approximately 2.9 million shares from the CD&R Fund VIII Investors, at a price per share equal to the price per share to be paid by the underwriters to the CD&R Fund VIII Investors in the 2016 Secondary Offering (the “2016 Stock Repurchase”). The 2016 Stock Repurchase was a private, non-underwritten transaction that was approved and recommended by our Affiliate Transactions Committee of our Board, and closed simultaneously with the 2016 Secondary Offering. We have cancelled all shares repurchased in the 2016 Stock Repurchase.

Upon closing of the 2016 Secondary Offering and 2016 Stock Repurchase, the CD&R Fund VIII Investors’ beneficial ownership in the Company decreased from approximately 58.6% to 42.0%. As a result, the CD&R Fund VIII Investors no longer controlled a majority of the voting power of the Company’s common stock resulting in the Company no longer being deemed a “controlled company” within the meaning of the corporate governance rules of the NYSE.

Pursuant to an Underwriting Agreement, dated December 11, 2017 (the “Underwriting Agreement”), among the Company, the CD&R Fund VIII Investors, and Goldman Sachs & Co. LLC (“Goldman”) and RBC Capital Markets, LLC (“RBC” and, together with Goldman, the “Underwriters”), on December 13, 2017 CD&R Fund VIII sold 7,132,145 and F&F Fund VIII sold 17,855 shares of Common Stock, in each case, to the Underwriters at a price of $19.36 per share, in a registered offering (the “2017 Secondary Offering”). Pursuant to the Underwriting Agreement, at the CD&R Fund VIII Investors’ request, the Company purchased 1,150,000 shares of the Common Stock from the Underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the Underwriters purchased the shares from the CD&R Fund VIII Investors. Upon closing of the 2017 Secondary Offering, the CD&R Fund VIII Investors’ beneficial ownership in the Company decreased from approximately 44.8% to 34.7%.

On July 17, 2018, the Company entered into the Merger Agreement and at the Special Shareholder Meeting on November 15, 2018, NCI’s shareholders approved, among other matters, the Merger Agreement and the Stock Issuance. The Company consummated the Stock Issuance on November 16, 2018, pursuant to which CD&R Pisces and the GG Shareholders each received 39,128,929 and 16,739,403 shares of Common Stock, respectively.

Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into the New Stockholders Agreement with each of the CD&R Investors and the Golden Gate Investors.

Pursuant to the New Stockholders Agreement, among other matters, the CD&R Investors are entitled to nominate for election, fill vacancies and appoint five out of twelve initial members of NCI’s board of directors (the “Board”) and, thereafter, so long as the CD&R Investors beneficially owns at least 7.5% of the outstanding shares of Common Stock, to nominate for election, fill vacancies and appoint replacements for a number of Board members in proportion to the CD&R Investors’ percentage beneficial ownership of outstanding Common Stock, but never to exceed one less than the number of independent, non-CD&R-affiliated directors serving on the Board. The New Stockholders Agreement contains voting agreements between the Company and each of the Investors, including the requirement that each Investor shall vote all of the shares of Common Stock that it beneficially owns (a) in favor of all director nominees, other than CD&R Investor Nominees or director nominees proposed by a Golden Gate Investor, nominated by the Board for election by the stockholders of the Company in accordance with the terms of the New Stockholders Agreement and the By-Laws, (b) as recommended by the Board, on any and all (i) proposals relating to or concerning compensation or equity incentives for directors, officers or employees of the Company adopted in the ordinary course of business consistent with past practice, (ii) proposals by stockholders of the Company, other than a proposal by a CD&R Investor or a Golden Gate Investor, and (iii) proposals the subject matter of which is a CD&R Investor Consent Action (as defined in the New Stockholders Agreement), provided that, in respect of clauses (i) and (iii) only, that the Board’s recommendation is consistent with the CD&R Investors’ exercise of their consent rights provided in the New Stockholders Agreement, and (c) not in favor of any transaction constituting, or that would result in, a Change of Control (as defined in the New Stockholders Agreement) that has not been approved by a majority of the Independent Non-CD&R Investor Directors, if the per share consideration to be received by any CD&R Investor or Golden Gate Investor in connection with such transaction is not equal to, and in the same form as, the per-share consideration to be received by the shareholders not affiliated with the Investors.

Each CD&R Investor and Golden Gate Investor will also have preemptive rights to subscribe for any equity securities the Company proposes to issue in accordance with each Investor’s percentage beneficial ownership of Common Stock, subject to customary exceptions. The CD&R Investors and the Golden Gate Investor Group have each agreed, among other things, that until such time that its percentage beneficial ownership of the outstanding Common Stock falls below 10% and stays below such threshold for a period of six months, to be subject to standstill, voting and transfer restrictions and limitations, including a prohibition on transferring Common Stock to any third party or group that beneficially owns, or would, after giving effect to such transfer, beneficially own 10% or more of Common Stock outstanding. The Company and the CD&R Fund VIII Investors terminated the Old Stockholders Agreement pursuant to the terms of the New Stockholders Agreement.

Pursuant to the terms of the Merger Agreement, the Company entered into a registration rights agreement (the “New Registration Rights Agreement”), dated November 16, 2018, with the CD&R Investors and the Golden Gate Investors, pursuant to which the Company granted the CD&R Investors and the Golden Gate Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of Common Stock that are held by the CD&R Investors and the Golden Gate Investors following the consummation of the Merger. The Company and the CD&R Fund VIII Investors terminated the Old Registration Rights Agreement pursuant to the terms of the New Registration Rights Agreement.

As holders of approximately 49.4 % of our outstanding Common Stock as of the Ownership Date, the CD&R Investors will be able to significantly influence matters submitted to stockholders for vote.

As a result of their respective positions with CD&R, LLC and its affiliates, Mr. Krenicki, Mr. Sleeper and Mr. Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment and the Merger, including:

•	an Indemnification Agreement indemnifying CD&R and its affiliates against certain liabilities arising out of the transactions with CD&R and certain other liabilities and claims;

•	the Merger Agreement;

•	the New Stockholders Agreement; and

•	the New Registration Rights Agreement.

For additional information regarding the transactions with CD&R, LLC and the CD&R Investors’ relationship with CD&R, LLC and the above referenced agreements, see “Item 1. Business” and “Item 1A. Risk Factors” of the Original Filing, as well as Notes 12, 13 and 23 to our audited financial statements included in the Original Filing.

Item 14. Principal Accounting Fees and Services

Our Independent Auditors and Fees

Grant Thornton LLP has served as our principal independent registered public accounting firm since October 29, 2018, and Ernst & Young LLP served as our principal independent registered public accounting firm until October 28, 2018.

Audit Fees. We incurred fees of $2,289,285 during Fiscal 2018 and $2,473,345 during Fiscal 2017 for Ernst & Young LLP’s independent audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. All of the audit services provided to us by Ernst & Young LLP during Fiscal 2018 and Fiscal 2017 were pre-approved by the Audit Committee.

Audit-Related Fees. We did not incur any audit-related fees during Fiscal 2018 or 2017.

Tax Fees. We did not incur any tax fees during Fiscal 2018 or 2017.

All Other Fees. We incurred fees of $2,160 during Fiscal 2018 and $2,143 during Fiscal 2017 for research tool subscriptions rendered by Ernst & Young LLP. All of the research tool subscriptions provided to us by Ernst & Young LLP during Fiscal 2018 and Fiscal 2017 were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee has developed policies and procedures concerning its pre-approval of the performance of audit and non-audit services for us by Grant Thornton LLP. These policies and procedures provide that the Audit Committee must pre-approve all audit and permitted non-audit services (including the fees and terms thereof) to be performed for us by Grant Thornton LLP, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee before the completion of the audit. In pre-approving all audit services and permitted non-audit services, the Audit Committee or a delegated member must consider whether the provision of the permitted non-audit services is compatible with maintaining the independence of Grant Thornton LLP and its status as our independent auditors.

The Audit Committee has delegated to its members the authority to consider and approve management proposals for the engagement of Grant Thornton LLP to perform certain permitted non-audit services for fees of up to an aggregate of $25,000 between quarterly meetings of the Audit Committee; provided that those pre-approvals are presented to the entire Audit Committee at its next regularly scheduled meeting. Management proposals arising between quarterly Audit Committee meetings are presented for pre-approval to the Chair of the Audit Committee, Mr. Forbes, and in the event of his unavailability, to another member of the Audit Committee.

All of the services performed by Ernst & Young LLP in Fiscal 2018 were approved in advance by the Audit Committee pursuant to the foregoing pre-approval policy and procedures. Additionally, during Fiscal 2018, Ernst & Young LLP did not provide any services prohibited by the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Amendment to our Annual Report on Form 10-K:

(a)	Financial Statements: Previously included in the Original Filing.

(b)	Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto included in the Original Filing.

(c)	Exhibits: See the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2019	NCI BUILDING SYSTEMS, INC.

	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Index to Exhibits

2.1	Agreement and Plan of Merger, dated July 17, 2018, by and among Ply Gem Parent, LLC, NCI Building Systems, Inc. and solely for the purposes of Section 6.1(e), 6.5(a)(i), 6.5(a)(ii), 6.5(a)(iv), 6.5(b) and 6.5(c), Clayton, Dubilier and Rice, LLC. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated July 19, 2018 and incorporated by reference herein)
2.2	Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.1	Amended and Restated Certificate of Incorporation of NCI Building Systems, Inc. (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
3.2	Sixth Amended and Restated By-laws of NCI Building Systems, Inc., effective as of November 16, 2018 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 4.1 to Amendment No. 1 to NCI’s registration statement on Form S-3 filed with the SEC on September 2, 1998 and incorporated by reference herein).
4.2	Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
4.3	First Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
4.4	Second Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
4.5	Third Supplemental Indenture, dated as of April 13, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
4.6	Fourth Supplemental Indenture, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
4.7	Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
4.8	Stockholders Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC and AIC Finance Partnership, L.P. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC, AIC Finance Partnership, L.P. (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
†10.1*	Form of Award Agreement for Equity Awards, applicable to Restricted Stock Units, Performance Share Units and Stock Options (November 2018)
†10.2	2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012 (filed as Annex A to NCI’s Proxy Statement for the Annual Meeting held February 26, 2013 and incorporated by reference herein)
†10.3	NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective December 1, 2009) (filed as Exhibit 4.5 to Form S-8 dated April 23, 2010 and incorporated by reference herein)
†10.4	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10.5	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10.6	Form of 2010 Nonqualified Stock Option Agreement to Top Eight (8) Executive Officers (filed as Exhibit 99.4 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
†10.7	NCI Senior Executive Bonus Plan (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)
†10.8	Employment Agreement, effective September 1, 2015, by and between NCI Building Systems, Inc. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2015 and incorporated by reference herein)
†10.9	Conditional Offer of Employment, dated as of August 27, 2014, by NCI Group, Inc. to Katy Theroux (filed as Exhibit 10.35 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2015 and incorporated by reference herein)
†10.10	NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 31, 2016) (filed as Exhibit 10.7 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)
†10.11	First Amendment to the NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012, dated May 31, 2016 (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)
†10.12	Amendment to Employment Agreement by and between NCI Building Systems, Inc. and Norman C. Chambers, dated June 15, 2016 (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)
†10.13	Form of Employment Agreement between NCI Building Systems, Inc. and named executive officers (filed as Exhibit 10.3 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)
†10.14	Form of Employment Agreement between NCI Building Systems, Inc. and executive officers (filed as Exhibit 10.4 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)
†10.15	Form of Award Agreement for Equity Awards, applicable to Restricted Stock Units, Performance Share Units, Stock Options and Performance Cash and Share Awards (December 2016) (filed as Exhibit 10.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 and incorporated by reference herein)

†10.16	Amended and Restated Employment Agreement by and between NCI Building Systems, Inc. and Donald R. Riley, dated June 1, 2017 (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017 and incorporated by reference herein)
10.17	Amendment No. 2 to the Credit Agreement, dated as of May 2, 2017, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated May 02, 2017 and incorporated by reference herein)
10.18	Amendment No. 1 to the Credit Agreement, dated as of June 24, 2013, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 24, 2013 and incorporated by reference herein)
10.19	Credit Agreement, dated as of June 22, 2012, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
10.20	Amendment No. 3 to Loan and Security Agreement, dated as of November 7, 2014 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
10.21	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 2, 2012 and incorporated by reference herein)
10.22	Amendment No. 1 to Loan and Security Agreement, dated December 3, 2010, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated December 9, 2010 and incorporated by reference herein)
10.23	Amendment No. 1 to Intercreditor Agreement, dated as of June 22, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Term Loan Administrative Agent and Term Loan Agent, Wells Fargo Capital Finance, LLC, as Working Capital Administrative Agent and Working Capital Agent and Credit Suisse AG, Cayman Islands Branch, as Control Agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
10.24	Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
10.25	Guarantee and Collateral Agreement, dated as of June 22, 2012, made by the Company and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
10.26	Amendment No. 1 to Guaranty Agreement, dated as of June 22, 2012, among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, in its capacity as administrative agent and co-collateral agent pursuant to the Loan Agreement (as therein defined) acting for and on behalf of the parties thereto as lenders, NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc. (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.27	Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
10.28	Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
10.29	Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10.30	Amended and Restated NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, effective as of January 27, 2018 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 02, 2018 and incorporated by reference herein)
10.31	Term Loan Credit Agreement, dated as of February 8, 2018, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)
10.32	Term Loan Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)
10.33	ABL Credit Agreement, dated as of February 8, 2018, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)
10.34	ABL Guarantee and Collateral Agreement, dated as of February 8, 2018, made by the Company and certain of its subsidiaries, in favor of Wells Fargo Bank, National Association, as Collateral Agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)
10.35	Intercreditor Agreement, dated as of February 8, 2018, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated February 13, 2018 and incorporated by reference herein)
10.36	Cash Flow Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as borrower, the several banks and other financial institutions from time to time party thereto party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.37	First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.38	Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.39	Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.40	ABL Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as parent borrower, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.41	Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.42	Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.43	Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.44	Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.45	Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.46	ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.47	ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)
10.48	ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

**21.1	List of Subsidiaries
**23.1	Consent of Independent Registered Public Accounting Firm
**24.1	Powers of Attorney
**31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.3	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.4	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Incorporated by reference to this Form 10-K/A as filed with the Original Filing
†	Management contracts or compensatory plans or arrangements

