Form 10-Q
period 2019-03-30
NCI BUILDING SYSTEMS INC
filed 2019-05-08
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $.01 par value per share	NCS	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 125,514,093 shares as of May 3, 2019.

TABLE OF CONTENTS

		PAGE
	Part I — Financial Information
Item 1.	Unaudited Consolidated Financial Statements	1
	Consolidated Statements of Operations for the Three Months Ended March 30, 2019 and January 28, 2018	1
	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 30, 2019 and January 28, 2018	2
	Consolidated Balance Sheets as of March 30, 2019 and October 28, 2018	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2019 and January 28, 2018	4
	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 30, 2019 and January 28, 2018, and the Transition Period ended December 31, 2018	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	49

	Part II — Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6.	Exhibits	51

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	January 28, 2018
Sales	$1,064,832	$421,349
Cost of sales	878,915	329,432
Gross profit	185,917	91,917
Selling, general and administrative expenses	154,306	74,786
Intangible asset amortization	41,463	2,412
Restructuring and impairment charges, net	3,431	1,094
Strategic development and acquisition related costs	14,082	727
Income (loss) from operations	(27,365)	12,898
Interest income	215	33
Interest expense	(58,286)	(7,492)
Foreign exchange gain	1,177	471
Other income, net	345	457
Income (loss) before income taxes	(83,914)	6,367
Provision (benefit) for income taxes	(23,897)	1,118
Net income (loss)	$(60,017)	$5,249
Net income allocated to participating securities	—	(38)
Net income (loss) applicable to common shares	$(60,017)	$5,211
Income (loss) per common share:
Basic	$(0.48)	$0.08
Diluted	$(0.48)	$0.08
Weighted average number of common shares outstanding:
Basic	125,503	66,434
Diluted	125,503	66,546
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	January 28, 2018
Comprehensive income (loss):
Net income (loss)	$(60,017)	$5,249
Other comprehensive income, net of tax:
Foreign exchange translation gains	2,472	237
Other comprehensive income	2,472	237
Comprehensive income (loss)	$(57,545)	$5,486
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 30, 2019	October 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$99,588	$54,272
Restricted cash	4,039	245
Accounts receivable, less allowances of $10,449 and $6,249, respectively	499,438	233,297
Inventories, net	516,957	254,531
Income taxes receivable	13,597	1,012
Investments in debt and equity securities, at market	3,722	5,285
Prepaid expenses and other	78,926	34,821
Assets held for sale	7,272	7,272
Total current assets	1,223,539	590,735
Property, plant and equipment, less accumulated depreciation of $487,251 and $459,931, respectively	638,172	236,240
Lease right-of-use assets	292,927	—
Goodwill	1,702,182	148,291
Intangible assets, net	1,721,054	127,529
Deferred income taxes	—	982
Other assets, net	11,980	6,598
Total assets	$5,589,854	$1,110,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$4,150
Note payable	—	497
Payable pursuant to a tax receivable agreement	24,760	—
Accounts payable	216,306	170,663
Accrued compensation and benefits	73,955	65,136
Accrued interest	59,814	1,684
Accrued income taxes	5,824	11,685
Current portion of lease liabilities	69,718	—
Other accrued expenses	236,067	81,884
Total current liabilities	712,044	335,699
Long-term debt	3,301,248	403,076
Deferred income taxes	282,886	2,250
Long-term lease liabilities	228,010	—
Other long-term liabilities	159,380	39,085
Total long-term liabilities	3,971,524	444,411
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000, 125,581,009 and 125,514,093 shares authorized, issued and outstanding at March 30, 2019, respectively; and 100,000,000, 66,264,654 and 66,203,841 shares authorized, issued and outstanding at October 28, 2018, respectively	1,256	663
Additional paid-in capital	1,240,423	523,788
Accumulated deficit	(325,856)	(186,291)
Accumulated other comprehensive loss, net	(8,341)	(6,708)
Treasury stock, at cost (66,916 and 60,813 shares at March 30, 2019 and October 28, 2018, respectively)	(1,196)	(1,187)
Total stockholders’ equity	906,286	330,265
Total liabilities and stockholders’ equity	$5,589,854	$1,110,375
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	January 28, 2018
Cash flows from operating activities:
Net income (loss)	$(60,017)	$5,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,947	10,358
Non-cash interest expense	2,672	435
Share-based compensation expense	4,005	5,870
Non-cash fair value premium on purchased inventory	16,249	—
Gains on asset sales, net	—	(320)
Provision for doubtful accounts	(189)	(20)
Deferred income taxes	(7,434)	(1,676)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43,635)	30,858
Inventories	16,704	(2,237)
Income taxes	(34,090)	2,373
Prepaid expenses and other	18,524	(2,567)
Accounts payable	(7,216)	(31,205)
Accrued expenses	(12,373)	(23,183)
Other, net	(1,869)	(515)
Net cash used in operating activities	(48,722)	(6,580)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(182,418)	—
Capital expenditures	(27,190)	(8,109)
Proceeds from sale of property, plant and equipment	—	2,249
Net cash used in investing activities	(209,608)	(5,860)
Cash flows from financing activities:
Proceeds from stock options exercised	—	1,040
Proceeds from ABL facility	220,000	43,000
Payments on ABL facilities	—	(33,000)
Payments on term loan	(6,405)	—
Payments on note payable	—	(441)
Payments of financing costs	—	(275)
Payments related to tax withholding for share-based compensation	(156)	(4,610)
Purchases of treasury stock	—	(46,705)
Net cash provided by (used in) financing activities	213,439	(40,991)
Effect of exchange rate changes on cash and cash equivalents	911	237
Net decrease in cash, cash equivalents and restricted cash	(43,980)	(53,194)
Cash, cash equivalents and restricted cash at beginning of period	147,607	65,794
Cash, cash equivalents and restricted cash at end of period	$103,627	$12,600

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, October 28, 2018	66,264,654	$663	$523,788	$(186,291)	$(6,708)	(60,813)	$(1,187)	$330,265
Treasury stock purchases	—	—	—	—	—	(347,040)	(4,128)	(4,128)
Retirement of treasury shares	(296,954)	(3)	(3,634)	—	—	296,954	3,637	—
Issuance of restricted stock	977,226	10	(10)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	58,638,233	586	712,455	—	—	—	—	713,041
Other comprehensive income (loss)	—	—	—	—	(4,105)	—	—	(4,105)
Share-based compensation	—	—	4,457	—	—	—	—	4,457
Cumulative effect of accounting change	—	—	—	(3,358)	—	—	—	(3,358)
Net loss	—	—	—	(76,190)	—	—	—	(76,190)
Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—	—	—	—	—	(19,713)	(156)	(156)
Retirement of treasury shares	(57,984)	(1)	(551)	—	—	57,984	552	—
Issuance of restricted stock	55,834	1	(1)	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	2,472	—	—	2,472
Deferred compensation obligation	—	—	(86)	—	—	5,712	86	—
Share-based compensation	—	—	4,005	—	—	—	—	4,005
Net loss	—	—	—	(60,017)	—	—	—	(60,017)
Balance, March 30, 2019	125,581,009	$1,256	$1,240,423	$(325,856)	$(8,341)	(66,916)	$(1,196)	$906,286

Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,916,930)	(51,315)	(51,315)
Retirement of treasury shares	(2,916,930)	(29)	(51,286)	—	—	2,916,930	51,315	—
Issuance of restricted stock	397,406	4	(4)	—	—	181,439	—	—
Stock options exercised	93,636	1	1,039	—	—	—	—	1,040
Other comprehensive income (loss)	—	—	(23)	—	237	—	—	214
Share-based compensation	—	—	5,870	—	—	—	—	5,870
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net income	—	—	—	5,249	—	—	—	5,249
Balance, January 28, 2018	66,251,796	$663	$519,224	$(244,148)	$(7,294)	(109,689)	$(2,140)	$266,305
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2019
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2019 through March 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2018.
On April 11, 2019, the Company announced that it will change its name to Cornerstone Building Brands, Inc., which is expected to become effective following shareholder approval at the Company’s annual shareholder meeting being held on May 23, 2019.
Reporting Periods
On November 16, 2018, the Board of Directors approved a change to the Company’s fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger (as defined below) to align the Company’s fiscal year end with Ply Gem’s (as defined below). As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 29, 2018 to December 31, 2018, which period is referred to herein as the “Transition Period”. The financial statements contained herein are being filed as part of a Quarterly Report on Form 10-Q for the period from January 1, 2019 through March 30, 2019. References in this Quarterly Report on Form 10-Q to “fiscal year 2018” or “fiscal 2018” refer to the period from October 30, 2017 through October 28, 2018. The results of operations for the first quarter of fiscal 2018 are presented herein as the comparable period to the period from January 1, 2019 through March 30, 2019. The Company did not recast the consolidated financial statements for the period from January 1, 2018 to March 30, 2018 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified.
The Company’s current fiscal quarters are based on a four-four-five week calendar with periods ending on the Saturday of the last week in the quarter except that December 31st will always be the year-end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.
Change in Operating Segments
For the Transition Period, the Company began reporting results under three reportable segments: (i) Commercial; (ii) Siding; and (iii) Windows to align with how the Company manages its business, reviews operating performance and allocates resources following the Merger. The Commercial segment will include the aggregate operating results of the legacy NCI businesses. The Siding and Windows segments will include the operating results of the legacy Ply Gem operating segments.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

March 30, 2019
Cash and cash equivalents	$99,588
Restricted cash(1)	4,039
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$103,627

(1)	Restricted cash at March 30, 2019 relates to an escrow balance held for an outstanding earnout agreement.

Net Sales
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as of October 29, 2018 for the Transition Period. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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

The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended
	March 30, 2019	January 28, 2018
Commercial Net Sales Disaggregation:
Metal building products	$273,425	$275,816
Insulated metal panels	106,372	97,513
Metal coil coating	45,164	48,020
Total	$424,961	$421,349

Siding Net Sales Disaggregation:
Vinyl siding	$105,957	$—
Metal	52,980	—
Injection molded	11,838	—
Stone	22,314	—
Other products	25,188	—
Total	$218,277	$—

Windows Net Sales Disaggregation:
Vinyl windows	$393,930	$—
Aluminum windows	11,708	—
Other	15,956	—
Total	$421,594	$—

Total Net Sales:	$1,064,832	$421,349
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Effective January 1, 2019, the Company adopted the guidance initially applying the standard to leases existing at, or entered into after, the January 1, 2019 adoption date. The Company has elected only the package of three transition practical expedients available under the new standard. Additional practical expedients have also been elected. The short-term lease recognition exemption has been elected for all leases that qualify as well as the practical expedient to not separate lease and non-lease components for all leases other than leases of durable tooling.
The adoption of the new standard resulted in the recognition of additional operating liabilities of $304.1 million with corresponding right-of-use (“ROU”) assets of $304.1 million, based on the present value of the remaining minimum rental payments. The Company recognized no adjustment to opening balance of accumulated deficit as of January 1, 2019. The new standard also provides for practice expedients for an entity’s ongoing accounting. Additional disclosures on leases are included in Note 8 — Leases.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software—General (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. Effective January 1, 2019, the Company early adopted this guidance on a prospective basis. The application of ASU 2018-15 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as subsequently amended. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We performed an assessment of the differences between the new revenue standard and current accounting practices. As part of our implementation process, we identified significant revenue streams and evaluated a sample of contracts within each significant revenue stream in order to determine the effect of the standard on our revenue recognition practices. We completed this evaluation and have established new policies, procedures, and internal controls in our adoption of the new revenue standard. We adopted this guidance on a modified retrospective basis, pursuant to which we recorded a $2.6 million adjustment to increase the opening balance of accumulated deficit as of October 29, 2018 (the first day of the Transition Period) for the impact of applying the new revenue standard. The adjustment related to changes in the timing of revenue recognition for our weathertightness warranties in our Commercial segment. Additional disaggregated revenue disclosures are included in Note 1 — Summary of Significant Accounting Policies.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. We adopted this guidance on a retrospective basis in the Transition Period. The application of ASU 2016-15 did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. We adopted this guidance on a modified retrospective basis, pursuant to which we recorded a $0.7 million adjustment to increase the opening balance of accumulated deficit as of October 29, 2018 (the first day of the Transition Period) for the impact of applying the new standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. We adopted this guidance on a retrospective basis in the Transition Period. The adoption of this guidance resulted in restricted cash activity previously included in financing activities on our consolidated statement of cash flows to be included as part of the beginning and ending balances of cash and cash equivalents and restricted cash in our consolidated statements of cash flows.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. We adopted this guidance in the Transition Period on a retrospective basis to adopt the requirement for separate presentation of the income statement service cost and other components, and on a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on the accounting for modifications of stock-based awards. We adopted this guidance on a prospective basis in the Transition Period for share-based payment awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not currently utilize hedge accounting. As such, ASU No. 2017-12 did not impact the Company’s consolidated financial statements.
Recent Accounting Pronouncements
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
NOTE 3 — ACQUISITIONS
Environmental Stoneworks
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“Environmental Stoneworks” or “ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, NCI’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of Environmental Stoneworks (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to certain post-closing adjustments, for Environmental Stoneworks. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.
The Environmental Stoneworks Acquisition, when combined with the Company’s existing stone businesses, positions the Company as a market leader in stone veneer. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Environmental Stoneworks based upon fair values as of the closing date.

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Restricted cash	$145
Accounts receivable	17,134
Inventories	13,362
Prepaid expenses and other current assets	1,581
Property, plant and equipment	14,295
Lease right of use assets	11,372
Intangible assets (trade names/customer relationships)	91,170
Goodwill	62,214
Other assets	157
Total assets acquired	211,430
Liabilities assumed:
Accounts payable	2,676
Other accrued expenses	11,376
Lease liabilities	11,365
Other long-term liabilities	3,450
Total liabilities assumed	28,867
Net assets acquired	$182,563
The $62.2 million of goodwill was allocated to the Siding segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
During the three months ended March 30, 2019, the Company incurred $1.2 million of acquisition-related costs for Environmental Stoneworks, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The final acquisition accounting allocation for the Environmental Stoneworks Acquisition remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remains open as of March 30, 2019, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the fourth quarter of fiscal 2019.
Unaudited Pro Forma Financial Information
During the three months ended March 30, 2019, Environmental Stoneworks contributed net sales of $19.4 million and net income of $0.3 million from the closing date, which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for NCI, prepared in accordance with ASC 805, for the three months ended March 30, 2019 and for the three months ended January 28, 2018 as if the Environmental Stoneworks and Ply Gem (disclosed below) acquisitions had occurred on October 30, 2017 (beginning of the quarter ended January 28, 2018) (in thousands except for per share data):

	Three Months Ended
	March 30, 2019	January 28, 2018
Net sales	$1,080,928	$1,173,374
Net loss applicable to common shares	(41,521)	(98,811)
Net loss per common share:
Basic	$(0.33)	$(0.79)
Diluted	$(0.33)	$(0.79)

The unaudited supplemental pro forma financial information was prepared based on the historical information of NCI, Ply Gem, Atrium, Silver Line and Environmental Stoneworks. Material pro forma adjustments related to the Environmental Stoneworks and Ply Gem acquisitions include approximately $63.5 million of certain acquisition and compensation costs and $37.9 million of non-cash charges of purchase price allocated to inventories, which were reflected in the pro forma results as if they were incurred on October 30, 2017. Other material pro forma adjustments include adjustments to depreciation and amortization expense and interest expense related to the Environmental Stoneworks and Ply Gem acquisitions.
The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the two acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the Environmental Stoneworks and Ply Gem acquisitions occurred on October 30, 2017 or of future results.
Ply Gem Merger
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). On November 15, 2018, at a special meeting of NCI shareholders, NCI’s shareholders approved, among other items, the Merger Agreement and the issuance in the Merger of 58,709,067 shares of NCI common stock, par value $0.01 per share (“NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018 (the “Closing Date”). The total value of shares of NCI Common Stock issued pursuant to the Stock Issuance was approximately $713.9 million based on the number of shares issued multiplied by the NCI Common Stock closing share price of $12.16 on the Closing Date. There are approximately 70,834 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at March 30, 2019. For accounting and legal purposes, NCI was the accounting and legal acquirer of Ply Gem as of the Closing Date and Ply Gem’s results have been included within NCI from the Closing Date.
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
Purchase Price Allocation
The Company’s total purchase consideration in the Merger was equal to $728.9 million and is comprised of the Stock Issuance of $713.9 million and a cash payment of $15.0 million by the Company to settle certain third-party fees and expenses incurred by Ply Gem. The Company determined the fair values of the tangible and intangible assets acquired and the liabilities assumed in the Merger, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$102,121
Accounts receivable	345,544
Inventories	303,735
Prepaid expenses and other current assets	51,841
Property, plant and equipment	377,383
Intangible assets (trade names/customer relationships)	1,565,000
Goodwill	1,492,611
Other assets	3,262
Total assets acquired	4,241,497
Liabilities assumed:
Accounts payable	139,955
Tax receivable agreement liability	47,355
Other accrued expenses (inclusive of $27.5 million for current warranty liabilities)	245,050
Debt (inclusive of current portion)	2,655,159
Other long-term liabilities (accrued long-term warranty)	78,552
Deferred income taxes	316,647
Other long-term liabilities	29,834
Total liabilities assumed	3,512,552
Net assets acquired	$728,945
At the acquisition date, $853.8 million of goodwill allocated to the Siding segment and $638.8 million allocated to the Windows segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.

The final acquisition accounting allocation for the Merger remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include various income tax assets and liabilities, accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remains open as of March 30, 2019, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the fourth quarter of fiscal 2019.
NOTE 4 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Commercial	Siding	Windows	Total
Balance, October 28, 2018	$148,291	$—	$—	$148,291
Goodwill recognized from Merger	—	854,606	639,447	1,494,053
Currency translation	—	(1,220)	(913)	(2,133)
Balance, December 31, 2018	$148,291	$853,386	$638,534	$1,640,211
Goodwill recognized from Environmental Stoneworks Acquisition	—	62,214	—	62,214
Currency translation	—	686	513	1,199
Purchase accounting adjustments	—	(825)	(617)	(1,442)
Balance, March 30, 2019	$148,291	$915,461	$638,430	$1,702,182
NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	March 30, 2019	October 28, 2018
Raw materials	$291,247	$205,902
Work in process and finished goods	225,710	48,629
	$516,957	$254,531

NOTE 6 — INTANGIBLES
The table that follows presents the major components of intangible assets as of March 30, 2019 and October 28, 2018 (in thousands):

	Range of Life (Years)			Cost	Accumulated Amortization	Net Carrying Value
As of March 30, 2019
Amortized intangible assets:
Trademarks/Trade names(1)	6	–	15	$252,942	$(21,606)	$231,336
Customer lists and relationships	5	–	20	1,582,060	(92,342)	1,489,718
Total intangible assets				$1,835,002	$(113,948)	$1,721,054
(1) During the three months ended March 30, 2019, the Company began amortization of trade names previously classified as indefinite-lived over an eight-year period.

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $7.3 million as of March 30, 2019 and October 28, 2018. All of these assets continued to be actively marketed for sale or were under contract as of March 30, 2019.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $5.0 million as of March 30, 2019.
NOTE 8 — LEASES
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, applying the standard to leases existing at the effective date. For arrangements entered into following the transition date, applicability of the standard is determined at inception.
The Company leases certain manufacturing, warehouse and distribution locations, vehicles and equipment, including fleet vehicles. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of these are real estate agreements in which future increases in rent are based on an index. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at commencement date. Few of the Company’s lease contracts provide a readily determinable implicit rate. For these contracts, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The Company’s IBR is determined based on securing borrowings, further described in Note 13 - Long-term Debt.
Weighted average information about the Company’s lease portfolio as of March 30, 2019 was as follows:

Weighted-average remaining lease term	6.5 years
Weighted-average IBR	6.09%
Operating lease costs for the three months ended March 30, 2019 were as follows (in thousands):

Three months ended
March 30, 2019
Operating lease costs
Fixed lease costs	$21,050
Variable lease costs (a)	10,554

(a) Includes short-term lease costs, which are immaterial.

Cash and non-cash activities for the three months ended March 30, 2019 were as follows (in thousands):

Three months ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21,663

Right-of-use assets obtained in exchange for new operating lease liabilities	$304,056
Future minimum lease payments under non-cancelable leases as of March 30, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the three months ended March 30, 2019)	$66,205
2020	77,720
2021	64,633
2022	50,669
2023	26,527
Thereafter	92,974
Total future minimum lease payments	378,728
Less: interest	81,000
Present value of future minimum lease payments	$297,728

As of March 30, 2019
Current portion of lease liabilities	$69,718
Long-term portion of lease liabilities	228,010
Total	$297,728
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
As of March 30, 2019, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of restricted stock grants, RSUs, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards, which are settled in cash. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change of control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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
Founders Awards granted to our senior executives and certain key employees included options, RSUs and PSUs. The options and RSUs vest subject to continued employment 20% per year on the first through fifth anniversary of the award. Vesting of the PSUs is contingent upon the achievement of synergies captured from the Merger and continued employment during a three-year performance period beginning on the grant date. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates after 50% of the service period has passed and prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of NCI occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If the plan is accepted, awards will continue to vest as RSUs with a double trigger acceleration upon termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by NCI without cause or by the executive for good reason, the unvested restricted stock is forfeited. If a change in control of NCI occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the restricted stock fully vests. If the plan is accepted, awards will continue to vest with a double trigger acceleration upon termination by NCI without cause or by the executive for good reason. The fair value of the awards is based on the Company’s stock price as of the date of grant.
Stock option awards
We did not grant stock options during the three months ended March 30, 2019 and January 28, 2018. No options were exercised during the three months ended March 30, 2019.
Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the three months ended March 30, 2019, we granted RSUs to key employees with a fair value of $1.0 million representing approximately 0.1 million shares. We did not grant PSU’s during the three months ended March 30, 2019. During the three months ended January 28, 2018, we granted RSUs with a fair value of $6.7 million, representing 0.3 million shares.
Share-based compensation expense
During the three months ended March 30, 2019 we recorded share-based compensation expense for all awards of $4.0 million. During the three months ended January 28, 2018, we recorded share-based compensation expense for all awards of $5.9 million, which included accelerated awards of $3.6 million due to the retirement of the Company’s former CEO.

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

	Three Months Ended
	March 30, 2019	January 28, 2018
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$(60,017)	$5,211
Denominator for Basic and Diluted Income Per Common Share
Weighted average basic number of common shares outstanding	125,503	66,434
Common stock equivalents:
Employee stock options	—	71
PSUs and Performance Share Awards	—	41
Weighted average diluted number of common shares outstanding	125,503	66,546

Basic income (loss) per common share	$(0.48)	$0.08
Diluted income (loss) per common share	$(0.48)	$0.08

Incentive Plan securities excluded from dilution(1)	5,665	1

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the three months ended March 30, 2019 and January 28, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	January 28, 2018
Beginning balance	$134,515	$32,418
Purchase accounting adjustments	2,690	—
Warranties sold	757	747
Revenue recognized	(721)	(724)
Expense	6,720	—
Settlements	(6,517)	(36)
Ending balance	$137,444	$32,405
Less: current portion	34,288	7,072
Total, less current portion	$103,156	$25,333
The Company records the current warranty obligation within other accrued expenses and the long-term warranty obligation within other long-term liabilities within the Company’s consolidated balance sheets at March 30, 2019 and October 28, 2018.
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

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Three Months Ended March 30, 2019			Three Months Ended January 28, 2018
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$11	$6	$17	$22	$7	$29
Interest cost	974	66	1,040	494	62	556
Expected return on assets	(1,234)	—	(1,234)	(729)	—	(729)
Amortization of prior service cost	15	—	15	15	—	15
Amortization of net actuarial loss	704	—	704	248	—	248
Net periodic benefit cost	$470	$72	$542	$50	$69	$119
We expect to contribute $2.3 million to the Defined Benefit Plans in the year ending December 31, 2019. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.

NOTE 13 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	March 30, 2019	October 28, 2018
Asset-based revolving credit facility due April 2023	$220,000	$—
Asset-based revolving credit facility due February 2023	—	—
Term loan facility due April 2025	2,542,802	—
Term loan facility due February 2025	—	412,925
Cash flow revolver due April 2023	—	—
8.00% senior notes due April 2026	645,000	—
Less: unamortized discounts and unamortized deferred financing costs(1)	(80,954)	(5,699)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,326,848	407,226
Less: current portion of long-term debt	25,600	4,150
Total long-term debt, less current portion	$3,301,248	$403,076

(1)
Includes the unamortized deferred financing costs associated with the term loan facilities and senior notes. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $3.0 million and $1.1 million as of March 30, 2019 and October 28, 2018, respectively, are classified in other assets on the consolidated balance sheets.

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
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At March 30, 2019, the interest rates on the Current Term Loan Facility were follows:

March 30, 2019
Interest rate	6.55%
Effective interest rate	6.51%
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
ABL Credit Agreement due February 2023
On February 8, 2018, the subsidiaries of the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, and the Company as a guarantor, entered into the Pre-merger ABL Credit Agreement. The Pre-merger ABL Credit Agreement provided for an asset-based revolving credit facility (the “Pre-merger ABL Credit Facility”) which allowed aggregate maximum borrowings by the ABL borrowers of up to $150.0 million, letters of credit of up to $30.0 million and up to $20.0 million for swingline borrowings. Borrowing availability was determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and subject to certain other adjustments. Availability was reduced by issuance of letters of credit as well as any borrowings. All borrowings under the Pre-merger ABL Credit Facility would have matured on February 8, 2023. This facility was terminated in connection with the Merger and replaced with the Current ABL Facility (defined below).
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
Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of March 30, 2019, the Company had the following in relation to the Current ABL Facility (in thousands):

March 30, 2019
Excess availability	$326,994
Revolving loans outstanding	220,000
Letters of credit outstanding	34,410

Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee. At March 30, 2019, the weighted average interest rate on the Current ABL Facility was 4.19%.
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 9.22% as of March 30, 2019, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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

Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of March 30, 2019, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of March 30, 2019, the Company had no notes payable outstanding. As of October 28, 2018, the Company had an outstanding note payable in the amount of $0.5 million related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
NOTE 14 — CD&R INVESTOR GROUP
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Old Stockholders Agreement”), CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P., a Cayman Islands exempted limited partnership (“CD&R FF Fund” and, together with CD&R Fund VIII, the “CD&R Fund VIII Investor Group”) purchased convertible preferred stock of the Company, which was converted into shares of our common stock on May 14, 2013.
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
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) a stockholders agreement (the “New Stockholders Agreement”) between the Company, and each of the CD&R Fund VIII Investor Group, CD&R Pisces Holdings, L.P., a Cayman Islands exempted limited partnership (“CD&R Pisces”, and together with the CD&R Fund VIII Investor Group, the “CD&R Investor Group”) and the Golden Gate Investor Group (together with the CD&R Investor Group, the “Investors”), pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) a registration rights agreement (the “New Registration Rights Agreement”) between the Company and each of the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of NCI Common Stock that are held by the Investors following the consummation of the Merger.
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
As of March 30, 2019, the CD&R Investor Group owned approximately 49.3% of the outstanding shares of NCI Common Stock. At October 28, 2018, the CD&R Fund VIII Investor Group owned approximately 34.4% of the outstanding shares of NCI Common Stock.
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

During the three months ended March 30, 2019, there were no repurchases under the stock repurchase programs. During the three months ended January 28, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Fund VIII Investor Group’s 2017 Secondary Offering (see Note 14 — CD&R Investor Group). As of March 30, 2019, approximately $55.6 million remained available for stock repurchases under the programs. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the three months ended March 30, 2019 and January 28, 2018, the Company withheld 20,000 and 0.2 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the three months ended March 30, 2019, the Company cancelled 0.1 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, resulting in a $0.6 million decrease in both additional paid in capital and treasury stock during the quarter. During the three months ended January 28, 2018, the Company cancelled 2.7 million shares repurchased under the stock repurchase programs, resulting in a $46.7 million decrease in both additional paid in capital and treasury stock during the quarter.
NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of March 30, 2019 and October 28, 2018, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At March 30, 2019, there was $220.0 million of borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	March 30, 2019		October 28, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facilities	$2,542,802	$2,431,554	$412,925	$412,409
8.00% Senior Notes	645,000	580,500	—	—
The fair values of the term loan facility were based on recent trading activities of comparable market instruments, which are level 2 inputs and the fair value of the 8.00% senior notes was based on quoted prices in active markets for the identical liabilities, which are level 1 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of March 30, 2019 and October 28, 2018.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2019 and October 28, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	March 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$146	$—	$—	$146
Mutual funds – Growth	1,041	—	—	1,041
Mutual funds – Blend	1,573	—	—	1,573
Mutual funds – Foreign blend	561	—	—	561
Mutual funds – Fixed income	—	401	—	401
Total short-term investments in deferred compensation plan(2)	3,321	401	—	3,722
Total assets	$3,321	$401	$—	$3,722

Liabilities:
Deferred compensation plan liability(2)	$—	$3,499	$—	$3,499
Total liabilities	$—	$3,499	$—	$3,499

	October 28, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$369	$—	$—	$369
Mutual funds – Growth	1,118	—	—	1,118
Mutual funds – Blend	2,045	—	—	2,045
Mutual funds – Foreign blend	812	—	—	812
Mutual funds – Fixed income	—	941	—	941
Total short-term investments in deferred compensation plan(2)	4,344	941	—	5,285
Total assets	$4,344	$941	$—	$5,285

Liabilities:
Deferred compensation plan liability(2)	$—	$4,639	$—	$4,639
Total liabilities	$—	$4,639	$—	$4,639

(1)
Unrealized holding gains for the three months ended March 30, 2019 and January 28, 2018 were $0.3 million and $0.3 million, respectively. These unrealized holding gains were substantially offset by changes in the deferred compensation plan liability.

(2)
The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.

NOTE 17 — INCOME TAXES
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book income (loss). In addition, the Company excludes jurisdictions with a projected loss for the year or the year-to-date loss where the Company cannot recognize a tax benefit from its estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense in future periods in accordance with ASC 740-270.
For the three months ended March 30, 2019, the Company's estimated annual effective income tax rate was approximately 29.9%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, foreign income taxes, and the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the federal statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The effective tax rate including discrete items related to unrecognized tax benefits and adjustments to state income tax rates was 28.5%. The Company’s statutory federal corporate income tax rate for three months ended January 28, 2018 was 23.3%.
Valuation allowance
As of March 30, 2019, the Company remains in a valuation allowance position, in the amount of $20.1 million, against its deferred tax assets for certain state and Canadian jurisdictions for certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary. As a result of the Merger, net operating losses may be subject to limitation under Section 382.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the three months ended March 30, 2019, the tax reserves increased by approximately $6.7 million after excluding the reserves from the Ply Gem Merger. The increase is primarily due to uncertain tax positions that were previously netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of March 30, 2019 was approximately $11.7 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheet.
Tax receivable agreement (“TRA”) liability
The TRA liability generally provides for the payment by Ply Gem to a third party entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Ply Gem actually realizes as a result of (i) net operating loss carryovers (“NOLs”) from periods ending before January 1, 2013, (ii) deductible expenses attributable to Ply Gem’s 2013 initial public offering and (iii) deductions related to imputed interest. This liability carried over to NCI in connection with the consummation of the Merger on November 16, 2018. Ply Gem’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as Ply Gem retains the benefit of 15% of the tax savings. As of March 30, 2019, the Company had a $24.8 million current liability for the amount due pursuant to the Tax Receivable Agreement.
NOTE 18 — SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and is evaluated on a regular basis by the chief operating decision maker to make decisions regarding the allocation of resources to the segment and assess the performance of the segment. For the transition period ended December 31, 2018, the Company began reporting results under three reportable segments: Commercial, Siding and Windows. The Company’s prior reportable segments, Engineered Building Systems, Metal Components, Insulated Metal Panels, and Metal Coil Coating, are now collectively in the Commercial segment. Prior periods for all periods presented have been recast to conform to the current segment presentation. The Siding segment will include the operating results of the legacy Ply Gem operating segment of Siding,

Fencing, and Stone, and the Windows segment will include the operating results of the legacy Ply Gem operating segment of Windows and Doors.
These operating segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other (expense) income.
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended
	March 30, 2019	January 28, 2018
Net sales:
Commercial	$424,961	$421,349
Siding	218,277	—
Windows	421,594	—
Total net sales	$1,064,832	$421,349
Operating income (loss):
Commercial	$32,628	$37,799
Siding	(11,654)	—
Windows	(4,319)	—
Corporate	(44,020)	(24,901)
Total operating income (loss)	(27,365)	12,898
Unallocated other expense, net	(56,549)	(6,531)
Income (loss) before income taxes	$(83,914)	$6,367

	March 30, 2019	October 28, 2018
Total assets:
Commercial	$991,072	$1,024,433
Siding	2,290,149	—
Windows	2,008,659	—
Corporate	299,974	85,942
Total assets	$5,589,854	$1,110,375

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
One of the Company’s subsidiaries entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, the Company provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”). In 2012, the EPA approved the Workplan, which the Company is currently implementing. Current estimates of remaining costs for predicted assessment, remediation and monitoring activities as of March 30, 2019 are $4.6 million. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities at March 30, 2019 and approximately $4.3 million within other long-term liabilities in the Company’s consolidated balance sheets at March 30, 2019. The Company may incur costs that exceed its recorded environmental liability. The Company will adjust its environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska referred to as the “PCE/TCE Northeast Contamination Site”. A subsidiary of the Company has been named a potentially responsible party (“PRP”) with respect to the PCE/TCE Northeast Contamination Site. As a PRP, the Company could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, the Company has recorded a liability of $5.0 million within other long-term liabilities in its consolidated balance sheets as of March 30, 2019.
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
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action complaint in the Delaware Court of Chancery against CD&R, CD&R Fund VIII, and certain directors of the Company. Voigt purports to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. An amended complaint was filed on April 11, 2019. The amended complaint asserts claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against the director defendants in connection with the Merger. Voigt seeks damages in an amount to be determined at trial. The Company intends to vigorously defend the litigation.
Other contingencies
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of March 30, 2019.

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

FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	downturns in the residential new construction and repair and remodeling end markets, or the economy or the availability of consumer credit;

•	volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;

•	inability to successfully develop new products or improve existing products;

•	the effects of manufacturing or assembly realignments;

•	changes in laws or regulations;

•	the effects of certain external domestic or international factors that we may not be able to control, including war, civil conflict, terrorism, natural disasters and public health issues;

•	our ability to obtain financing on acceptable terms;

•	recognition of goodwill or asset impairment charges;

•	commodity price volatility and/or limited availability of raw materials, including steel, PVC resin and aluminum;

•	retention and replacement of key personnel;

•	increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers;

•	our ability to employ, train and retain qualified personnel at a competitive cost;

•	enforcement and obsolescence of our intellectual property rights;

•	changes in foreign currency exchange and interest rates;

•	costs and liabilities related to compliance with environmental laws and environmental clean-ups;

•	changes in building codes and standards;

•	potential product liability claims, including class action claims and warranties, relating to products we manufacture;

•	competitive activity and pricing pressure in our industry;

•	the credit risk of our customers;

•	the dependence on a core group of significant customers in our Windows and Siding segments;

•	operational problems or disruptions at any of our facilities, including natural disasters;

•	volatility of the Company’s stock price;

•	our ability to make strategic acquisitions accretive to earnings;

•	our ability to carry out our restructuring plans and to fully realize the expected cost savings;

•	significant changes in factors and assumptions used to measure certain of Ply Gem’s defined benefit plan obligations and the effect of actual investment returns on pension assets;

•	volatility in transportation, energy and freight prices;

•	the adoption of climate change legislation;

•	limitations on our net operating losses and payments under the tax receivable agreement;

•	breaches of our information system security measures;

•	damage to our major information management systems;

•	necessary maintenance or replacements to our enterprise resource planning technologies;

•	potential personal injury, property damage or product liability claims or other types of litigation;

•	compliance with certain laws related to our international business operations;

•	the effect of tariffs on steel imports;

•	the cost and difficulty associated with integrating and combining the businesses of NCI and Ply Gem;

•	potential write-downs or write-offs, restructuring and impairment or other charges required in connection with the Merger;

•	potential claims arising from the operations of our various businesses arising from periods prior to the dates they were acquired;

•	substantial governance and other rights held by the Investors;

•	the effect on our common stock price caused by transactions engaged in by the Investors, our directors or executives;

•	our substantial indebtedness and our ability to incur substantially more indebtedness;

•	limitations that our debt agreements place on our ability to engage in certain business and financial transactions;

•	the effect of increased interest rates on our ability to service our debt;

•	downgrades of our credit ratings;

•	the results of the Company’s shareholder vote on May 23, 2019; and

•
other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018 (the “2018 Form 10-K”), our Transition Report on Form 10-Q for the Transition Period and other filings we make with the SEC.

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
On April 11, 2019, we announced that our name will be changing to Cornerstone Building Brands, Inc., which is expected to become effective following shareholder approval at the annual shareholder meeting being held on May 23, 2019.
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
Reporting Periods
On November 16, 2018, the Board of Directors of NCI Building Systems, Inc., or the "Company", approved a change to the Company's fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the 12 month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger to align both Companies’ fiscal year ends. As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 29, 2018 to December 31, 2018, which period is referred to herein as the "Transition Period". References in this Quarterly Report on Form 10-Q to “fiscal year 2018” or “fiscal 2018” refer to the period from October 30, 2017 through October 28, 2018. The results of operations of the first quarter of fiscal 2018 are presented herein as the comparable period to the period from January 1, 2019 through March 30, 2019. The Company did not recast the consolidated financial statements for the period from January 1, 2018 to March 30, 2018 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified.
The Company’s current fiscal quarters are based on a four-four-five week calendar with periods ending on the Saturday of the last week in the quarter except for December 31st which will always be the year-end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.
Environmental Stoneworks Acquisition
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“Environmental Stoneworks” or “ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, NCI’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of Environmental Stoneworks (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to post-closing adjustments. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.

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
The Company incurred approximately $14.1 million of acquisition expenses during the three months ended March 30, 2019 related to the Merger, primarily for integration expenses, various third-party consulting and due-diligence services, and financial advisors’ fees, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.

Change in Operating Segments
For the Transition Period, the Company began reporting results under three reportable segments: (i) Commercial, (ii) Siding, and (iii) Windows to align with how the Company manages its business, reviews operating performance and allocates resources following the Merger. The Commercial segment will include the aggregate operating results of the legacy NCI businesses, and the Siding and Windows segments will include the operating results of the legacy Ply Gem operating segments. Prior periods have been recasted to conform to the current segment presentation.
Three Months Ended March 30, 2019
Consolidated sales increased by approximately 152.7% for the three months ended March 30, 2019. The improvement was primarily driven by the Ply Gem sales addition for the three months ended March 30, 2019.
The Company’s gross profit percentage for the three months ended March 30, 2019 was 17.5% as compared to 21.8% in the first quarter of fiscal 2018. The lower gross margin was primarily caused by the Company incurring approximately $16.2 million in additional cost of goods sold related to the fair value premium of the Ply Gem and ESW inventory on the respective acquisition dates. Excluding the inventory premium impact, the Company’s gross margin would have been 19.0%. The remaining decrease in gross profit percentage relates to the Merger and the inclusion of Ply Gem in our operating results for the three months ended March 30, 2019. Since our residential building products are intended for exterior use, Ply Gem’s sales and operating earnings tend to be lower during periods of inclement weather. As a result, weather conditions in the first and fourth quarters of each calendar year will result in these quarters producing significantly less sales revenue and profitability than our second and third quarters of the year.
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, acquisition costs and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other (expense) income. See Note 18 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.

We have revised our segment reporting to represent how we now manage our business, recasting prior periods to conform to the current segment presentation. The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Three Months Ended
	March 30, 2019	January 28, 2018
Net sales:
Commercial	$424,961	$421,349
Siding	218,277	—
Windows	421,594	—
Total net sales	$1,064,832	$421,349
Operating income (loss):
Commercial	$32,628	$37,799
Siding	(11,654)	—
Windows	(4,319)	—
Corporate	(44,020)	(24,901)
Total operating income (loss)	(27,365)	12,898
Unallocated other expense, net	(56,549)	(6,531)
Income (loss) before income taxes	$(83,914)	$6,367
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
For the three months ended March 30, 2019, the Commercial segment will contain operating segment results for the period with a comparison to the three months ended January 28, 2018. The Siding and Windows segments will contain operating segment results for the three months ended March 30, 2019 with no comparative information included as these operating segments did not exist within NCI for the three months ended January 28, 2018.
THREE MONTHS ENDED MARCH 30, 2019 COMPARED TO THREE MONTHS ENDED JANUARY 28, 2018
Commercial

	Three Months Ended
(Amounts in thousands)	March 30, 2019		January 28, 2018
Statement of operations data:
Net sales	$424,961	100.0%	$421,349	100.0%
Gross profit	90,401	21.3%	91,917	21.8%
SG&A expense (including acquisition costs)	54,942	12.9%	51,706	12.3%
Amortization of intangible assets	2,831	0.7%	2,412	0.6%
Operating income	32,628	7.7%	37,799	9.0%
Net sales increased $3.6 million, or 0.9% for the three months ended March 30, 2019 compared to the three months ended January 28, 2018. During the three months ended March 30, 2019 we continued to benefit from the pass through of higher material input costs, offset by lower tonnage volumes. The decrease in volume is primarily attributed to an acceleration of shipments in the prior year as customers were motivated to take receipt of materials in advance of material and price increases. In addition to the pull-forward, poor job site conditions in late 2018 and early 2019, caused by extreme wet weather across the southern and southeastern portions of the United States, resulted in longer than usual lead times from our customers to the end users of our products.
Gross profit decreased $1.5 million or 1.6% for the three months ended March 30, 2019 compared to the three months ended January 28, 2018. As a percent of net sales, gross profit decreased 50 basis points due to lower leverage of fixed cost structure as a result of the decreased tonnage volume, partially offset by commercial discipline across all divisions.

Selling, general, and administrative expenses (“SG&A”) increased $3.2 million or 6.3% for the three months ended March 30, 2019, compared to the three months ended January 28, 2018 primarily due to project-related expenses in support of Commercial segment initiatives. As a percent of net sales, SG&A increased by 60 basis points as a result of the aforementioned items.
Amortization expense for the three months ended March 30, 2019 was $2.8 million or 0.7% of net sales compared to $2.4 million or 0.6% of net sales for the three months ended January 28, 2018. The amortization expense as a percentage of net sales is higher due to the amortization of trade names which were previously classified as indefinite lived.
Siding

	Three Months Ended
(Amounts in thousands)	March 30, 2019		January 28, 2018
Statement of operations data:
Net sales	$218,277	100.0%	$—	—%
Gross profit	33,176	15.2%	—	—%
SG&A expense (including acquisition costs)	23,444	10.7%	—	—%
Amortization of intangible assets	21,386	9.8%	—	—%
Operating loss	(11,654)	(5.3)%	—	—%
Net sales for the three months ended March 30, 2019 were $218.3 million. Net sales for the three months ended March 31, 2019 were favorably impacted by the inclusion of $19.4 million of sales for Environmental Stoneworks (“ESW”), which closed on February 20, 2019. Excluding ESW, our net sales were $198.9 million for the three months ended March 30, 2019. Our net sales for the U.S. and Canadian markets were approximately $206.9 million and $11.4 million, respectively, for the three months ended March 30, 2019. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home. From an industry perspective, we evaluate the new construction environment by reviewing the U.S. Census Bureau single family housing start statistics to assess the performance of the new construction market for a normal quarterly period. For the three months ended March 30, 2019, we evaluated single family housing starts in the period from September 2018 to December 2018 to assess the demand impacts for our products for the three months ended March 30, 2019 noting that single family housing starts decreased 4.1% due to inclement wet weather that existing during the period and a general softening in overall economic conditions specifically for new construction. For new construction, we also examine where these single-family housing starts occur geographically as the Northeast and Midwest are significant vinyl siding concentrated areas relative to the South and the West. In addition to new construction, we also evaluate the repair and remodeling market to assess market conditions by evaluating the Leading Indicator of Remodeling Activity (“LIRA”). For the first quarter of 2019, LIRA reflected that the trailing 12 months of remodeling activity increased from 6.5% for the first quarter of 2018 to 7.0% indicating a slight increase in the repair and remodeling market. Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute, a third party which summarizes vinyl siding unit sales for the industry. As of March 30, 2019, our U.S. market position in vinyl siding was 39.5% while our share of the Canadian vinyl siding market was 29.1%. Overall, our Siding segment is heavily weighted to the repair and remodeling market with approximately 62% of our net sales being attributed to repair and remodeling with the remaining 38% attributed to the new construction market.
Gross profit for the three months ended March 30, 2019 was $33.2 million. Gross profit was negatively impacted $14.4 million by the non-cash inventory fair value step-up associated with the Merger and by $1.9 million for the non-cash inventory fair value step-up associated with the Environmental Stoneworks Acquisition that closed on February 20, 2019 both of which increased costs of goods sold during the three months ended March 30, 2019. Gross profit for the three months ended March 30, 2019 includes ESW gross profit of $3.4 million. Excluding ESW and the impact of these inventory step-ups, our gross profit would have been $44.2 million for the three months ended March 30, 2019. Historically, our gross profit is impacted significantly by raw material costs specifically PVC resin and aluminum. For the three months ended March 30, 2019 relative to Ply Gem’s legacy first quarter of 2018, PVC resin increased 3.3% while the Midwest Ingot price of aluminum decreased 7.8%. We have typically attempted to pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor freight costs which due to industry driver and lane shortages and fuel costs have been trending higher than recent years.
As a percentage of net sales, our gross profit percentage was 22.2% excluding ESW and this fair value step-up as our net sales and profitability are normally lower during the first and fourth quarters due to inclement weather in the winter months which reduces building activity in both the new construction and repair and remodeling markets.

Selling, general, and administrative expenses were $23.4 million for the three months ended March 30, 2019 including $1.8 million of SG&A expenses attributed to ESW. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 10.9% for the three months ended March 30, 2019 excluding ESW.
Amortization expense for the three months ended March 30, 2019 was $21.4 million or 9.8% of net sales. The amortization expense is directly attributed to the Merger and the Environmental Stoneworks Acquisition and the resulting fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Windows

	Three Months Ended
(Amounts in thousands)	March 30, 2019		January 28, 2018
Statement of operations data:
Net sales	$421,594	100.0%	—	—%
Gross profit	62,340	14.8%	—	—%
SG&A expense (including acquisition costs)	49,413	11.7%	—	—%
Amortization of intangible assets	17,246	4.1%	—	—%
Operating loss	(4,319)	(1.0)%	—	—%
Net sales for the three months ended March 30, 2019 were $421.6 million. Net sales for the three months ended March 30, 2019 included net sales of $90.6 million and $81.9 million for Silver Line and Atrium, respectively. Ply Gem’s acquisition of a portfolio of products sold under the Silver Line and American Craftsman brands, certain manufacturing plants and associated distribution and support services (the “Silver Line acquisition”) was completed on October 14, 2018 while the Atrium acquisition was completed on April 12, 2018 with both entities net sales included for the Company within the Windows segment for the three months ended March 30, 2019. Excluding these 2018 acquisitions, our net sales would have been $249.1 million for the three months ended March 30, 2019. Historically, we evaluate our net sales performance within the Windows segment by evaluating our net sales for the new construction market and the repair and remodeling market. For the three months ended March 30, 2019, we evaluated single family housing starts in the period from September 2018 to December 2018 to assess the demand impacts for our products for the three months ended March 30, 2019 noting that single family housing starts decreased 4.1% due to inclement wet weather that existing during the period and a general softening in overall economic conditions specifically for new construction. In addition to new construction, we also evaluate the repair and remodeling market to assess market conditions by evaluating LIRA. For the first quarter of 2019, LIRA reflected that the trailing 12 months of remodeling activity increased from 6.5% for the first quarter of 2018 to 7.0% indicating a slight increase in the repair and remodeling market. Overall, our Windows segment is weighted to the new construction market with approximately 60% of our net sales attributed to new construction with the remaining 40% attributed to the repair and remodeling market. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home.
Gross profit for the three months ended March 30, 2019 was $62.3 million. Gross profit for the three months ended March 30, 2019 includes Silver Line gross profit of $6.2 million and Atrium gross profit of $18.6 million. The Silver Line acquisition was completed on October 14, 2018 while the Atrium acquisition was completed on April 12, 2018 with both entities’ gross profit included for the Company within the Windows segment for the three months ended March 30, 2019. Excluding the impact of the Silver Line and Atrium acquisitions, our gross profit would have been $37.5 million for the three months ended March 30, 2019. Historically, our gross profit is impacted significantly by raw material costs specifically PVC resin, aluminum, and glass. For the three months ended March 30, 2019 relative to Ply Gem’s legacy first quarter of 2018, PVC resin increased 3.3% while the Midwest Ingot price of aluminum decreased 7.8%. We have typically attempted to pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor freight costs which due to industry driver and lane shortages and fuel costs have been trending higher than recent years.
As a percentage of net sales, our gross profit percentage was 15.1% excluding the Silver Line and Atrium acquisitions. Our net sales and profitability are normally lower during the first and fourth quarters due to inclement weather in the winter months which reduces building activity in both the new construction and repair and remodeling markets. With lower production volumes during the winter months, our gross profit trends lower during the first quarter.

Selling, general, and administrative expenses were $49.4 million for the three months ended March 30, 2019. SG&A expenses for the three months ended March 30, 2019 includes $5.0 million and $10.3 million of Silver Line and Atrium SG&A expenses, respectively. Excluding the impact of Silver Line and Atrium, SG&A expenses would have been $34.2 million. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 13.7% for the three months ended March 30, 2019 excluding Silver Line and Atrium.
Amortization expense for the three months ended March 30, 2019 was $17.2 million or 6.9% of net sales excluding Silver Line and Atrium. The amortization expense is directly attributed to the Merger and the fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	Three Months Ended
(Amounts in thousands)	March 30, 2019	January 28, 2018
Statement of operations data:
SG&A expense	$(34,064)	$(24,647)
Acquisition related expenses	(9,956)	(254)
Operating loss	(44,020)	(24,901)
Interest expense	(58,286)	(7,492)
Interest income	215	33
Currency transaction gain	1,177	471
Other income, net	345	457
Income tax provision (benefit)	(23,897)	1,118
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended March 30, 2019 increased by $19.1 million or 76.8% compared to the three months ended January 28, 2018 due primarily to the addition of the Ply Gem corporate cost center, increased stock-based compensation and $10.0 million of costs associated with the Merger.
Consolidated interest expense increased to $58.3 million for the three months ended March 30, 2019 compared to $7.5 million for the three months ended January 28, 2018. The 678.0% interest expense increase is primarily due to debt obligations assumed in the Merger. Following the consummation of the Merger, our consolidated debt balance increased to $3.3 billion at March 30, 2019 as compared to $407.2 million at October 28, 2018.
Consolidated foreign exchange gain (loss) for the three months ended March 30, 2019 was a $1.2 million gain, compared to a gain of $0.5 million for the three months ended January 28, 2018, due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.
Consolidated provision (benefit) for income taxes was a benefit of $23.9 million for the three months ended March 30, 2019 compared to an expense of $1.1 million for the three months ended January 28, 2018. The effective tax rate for the three months ended March 30, 2019 was 28.5% compared to 17.6% for the three months ended January 28, 2018. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the U.S. Tax Cuts and Jobs Act and the inclusion of Ply Gem operations in the current period.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash, cash equivalents and restricted cash decreased from $147.6 million as of December 31, 2018 to $103.6 million as of March 30, 2019. The following table summarizes our consolidated cash flows for the three months ended March 30, 2019 and January 28, 2018, respectively (in thousands):

	Three Months Ended
	March 30, 2019	January 28, 2018
Net cash used in operating activities	$(48,722)	$(6,580)
Net cash used in investing activities	(209,608)	(5,860)
Net cash provided by (used in) financing activities	213,439	(40,991)
Effect of exchange rate changes on cash and cash equivalents	911	237
Net decrease in cash, cash equivalents and restricted cash	(43,980)	(53,194)
Cash, cash equivalents and restricted cash at beginning of period	147,607	65,794
Cash, cash equivalents and restricted cash at end of period	$103,627	$12,600

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
Net cash used in operating activities was $48.7 million during the three months ended March 30, 2019 compared to net cash used in operating activities of $6.6 million in the three months ended January 28, 2018. The increase in cash flow used in operations is due to the inclusion of current period operations from Ply Gem subsequent to the Merger on November 16, 2018 and normal seasonal trends in the timing of working capital.
Net cash used in accounts receivable was $43.6 million for the three months ended March 30, 2019 compared to $30.9 million provided for the three months ended January 28, 2018. There was $33.6 million used by the Ply Gem business during the three months ended March 30, 2019 which drove a large part of this change period over period resulting from the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final months of each respective quarter drove the receivables increase. Net sales for March 2019 were approximately $452.7 million versus approximately $433.5 million for December 2018, an increase of $19.2 million. The improvement in March's net sales reflects the Company’s normal seasonal business as the weather in March is generally improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable. The remaining changes in accounts receivable period over period relates to seasonal trends in working capital and timing of collections given the change in fiscal year. Our days sales outstanding as of March 30, 2019 and January 28, 2018 were 39.9 days and 38.2 days, respectively.
For the three months ended March 30, 2019, the change in cash flows relating to inventory was an increase of $16.7 million compared to a decrease of $2.2 million for the three months ended January 28, 2018. We experienced a $38.7 million decrease in inventory in the Commercial segment as a result of strategic purchasing during our seasonally slower months and decreasing material costs that was partially offset by a $22.0 million inventory increase in the Ply Gem and ESW businesses during the three months ended March 30, 2019 which is typical as we progress towards warm weather and our stronger selling seasons. Our days inventory on-hand increased to 59.2 days as of March 30, 2019 as compared to 55.5 days as of January 28, 2018.
Net cash used in accounts payable for the three months ended March 30, 2019 was $7.2 million compared to net cash used in accounts payable of $31.2 million for the three months ended January 28, 2018. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Additionally, there was $10.0 million provided by accounts payable for Ply Gem during the three months ended March 30, 2019 consistent with the seasonal inventory build. Our days payable outstanding as of March 30, 2019 decreased to 23.6 days from 32.5 days as of January 28, 2018.

Investing Activities
Net cash used in investing activities increased to $209.6 million during the three months ended March 30, 2019 compared to $5.9 million used in investing activities during the three months ended January 28, 2018. During the three months ended March 30, 2019, we paid approximately $182.4 million, net of cash acquired, for the acquisition of Environmental Stoneworks and we used $27.2 million for capital expenditures. We used $8.1 million for capital expenditures in the three months ended January 28, 2018. These cash outflows in the three months ended January 28, 2018 were partially offset by $2.2 million in proceeds from the sale of one of our facilities.
Financing Activities
Net cash provided by financing activities was $213.4 million in the three months ended March 30, 2019 compared to $41.0 million used in the three months ended January 28, 2018. During the three months ended March 30, 2019, we borrowed $220.0 million under our Current ABL Facility, a portion of which was used to finance the Environmental Stoneworks Acquisition, paid a $6.4 million nominal quarterly installment on our Current Term Loan and used $0.2 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units.
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
Debt
Our outstanding indebtedness will mature in 2023 (Current ABL Facility and Current Cash Flow Revolver), 2025 (Current Term Loan Facility), and 2026 (8.00% Senior Notes). We may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness. Following consummation of the Merger, the Current Term Loan Facility provided for an aggregate principal amount of $2,560.0 million.
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
As of March 30, 2019, we had an aggregate principal amount of $3,407.8 million of outstanding indebtedness, comprising $220.0 million of borrowings under the Current ABL Facility, $2,542.8 million of borrowings under our Current Term Loan Facility and $645.0 million of 8.00% Senior Notes outstanding. We had no revolving loans outstanding under the Current Cash Flow Revolver. Our excess availability under the Current ABL Facility was $327.0 million as of March 30, 2019. In addition, standby letters of credit totaling approximately $34.4 million were outstanding but undrawn under the ABL Facility.
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
As of March 30, 2019, the CD&R Investor Group owned approximately 49.3% of the outstanding shares of our common stock. At October 28, 2018, the CD&R Fund VIII Investor Group owned approximately 34.4% of the outstanding shares of our common stock.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. Beyond cash generated from operations, $327.0 million is available with our Current ABL Facility at March 30, 2019, $115.0 million is available with our Current Cash Flow Revolver and we have an unrestricted cash balance of $99.6 million as of March 30, 2019.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the three months ended March 30, 2019, there were no repurchases under the stock repurchase programs. As of March 30, 2019, approximately $55.6 million remained available for stock repurchases, all under the programs announced on October 10, 2017 and March 7, 2018. In addition to the common stock repurchased during the three months ended March 30, 2019, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
The Company may from time to time take steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, opportunistic refinancing of debt and raising additional capital. The amount of prepayments or the amount of debt that may be refinanced, repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding on its consolidated balance sheets.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 30, 2019, we were not involved in any material unconsolidated SPE transactions.

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
The following table shows our debt contractual obligations as of March 30, 2019 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt(1)	$3,407,802	$245,620	$51,240	$51,240	$3,059,702
Interest payments on debt(2)	1,366,557	226,665	429,861	423,152	286,879
Operating lease liabilities(3)	378,728	66,205	142,353	77,196	92,974
Purchase obligations(4)	112,275	112,275	—	—	—
Total	$5,265,362	$650,765	$623,454	$551,588	$3,439,555

(1)
Reflects amounts outstanding under the Current ABL Facility, Current Term Loan Facility and the 8.00% Senior Notes and excludes any amounts potentially due under the excess cash flow provisions within the Current Term Loan Facility.

(2)
Interest payments were calculated based on the variable rate in effect at March 30, 2019 for the Current ABL Facility (applied to the outstanding ABL balance as of March 30, 2019) and Current Term Loan Facility, and at 8.00% on the 8.00% Senior Notes.

(3)
Lease liabilities are stated at gross payment obligations under the terms of existing lease agreements and are not reduced for the discount rate applied to the minimum lease payments that was used to calculate the minimum lease liabilities recorded under ASC 842, as represented in our consolidated balances sheets.

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction. These obligations are related primarily to inventory purchases under three 2019 contracts that were finalized during 2018.

There have been no other material changes in our future contractual obligations since the end of fiscal 2018.
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
We adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as of October 29, 2018 for the Transition Period. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported. See Note 1 — Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements for an update on the description of our revenue recognition policies as a result of the adoption of ASU 2014-09.
We adopted ASU No. 2016-02, Leases, as of January 1, 2019 for the three months ended March 30, 2019. ASU 2016-02 provides enhancements to increase transparency to lease obligations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. See Note 1 — Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements for an update on the description of our lease accounting policies as a result of the adoption of ASU 2016-02.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the three months ended March 30, 2019, material costs (predominantly steel costs) constituted approximately 65% of our Commercial segment cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
Siding and Windows Businesses
We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 3.3% for the three months ended March 30, 2019 compared to the three months ended March 31, 2018.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At March 30, 2019, all of our contracts for the purchase of natural gas and aluminum met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facilities at March 30, 2019 and October 28, 2018 was approximately $2,431.6 million and $412.4 million, respectively, compared to a face value of approximately $2,542.8 million and $412.9 million, respectively. At March 30, 2019, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.
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
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain was $0.5 million and $0.2 million for the three months ended March 30, 2019 and January 28, 2018, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain included in net income (loss) for the three months ended March 30, 2019 and January 28, 2018 was $0.6 million and $0.3 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three months ended March 30, 2019 and January 28, 2018 was $2.5 million and $0.2 million, respectively.
In the future, we may enter into foreign currency hedging contracts, to mitigate the exposure risk of currency fluctuation against the Canadian dollar and/or the Mexican Peso.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of March 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
During the three months ended March 30, 2019, we implemented updated processes, including a new lease accounting system in response to the adoption of ASU No. 2016-02, Leases, effective January 1, 2019. These updated processes and system resulted in a material change in a component of our internal control over financial reporting. During the three months ended March 30, 2019, we acquired Environmental Stoneworks and are in the process of integrating Environmental Stoneworks into our overall internal control over financial reporting framework. Except as described herein, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 19, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018 and our Transition Report on Form 10-Q for the transition period from October 29, 2018 to December 31, 2018 (the “Transition Report”). The risks disclosed in our previous Annual Report on Form 10-K, our Transition Report and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018 and our Transition Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended March 30, 2019:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
January 1, 2019 to January 26, 2019	5,624	$7.64	—	$55,573
January 27, 2019 to February 23, 2019	12,355	$8.14	—	55,573
February 24, 2019 to March 30, 2019	1,734	$7.02	—	55,573
Total	19,713	$7.90	—

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

(2)
On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of March 30, 2019, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
*2.1
Unit Purchase Agreement, dated January 12, 2019 (the “Purchase Agreement”), by and among Environmental Materials, LLC, the Members of Environmental Materials, LLC, Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative, and NCI Building Systems, Inc. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated January 17, 2019 and incorporated by reference herein).

4.1
Sixth Supplemental Indenture, dated as of February 20, 2019, by and among NCI, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated February 20, 2019 and incorporated by reference herein).

**31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
***32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
***32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The schedules to the Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.

**	Filed herewith

***	Furnished herewith

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.

Date: May 8, 2019	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: May 8, 2019	By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President and Chief Financial Officer