Form 10-Q
period 2019-06-29
Cornerstone Building Brands, Inc.
filed 2019-08-07
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-14315

Cornerstone Building Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5020 Weston Parkway	Suite 400	Cary	NC	27513
(Address of principal executive offices)				(Zip Code)

(888) 975-9436
(Registrant’s telephone number, including area code)

Former name, as listed on last quarterly report:
NCI Building Systems, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $.01 par value per share	CNR	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 125,539,894 shares as of August 2, 2019.

TABLE OF CONTENTS

		PAGE
	Part I — Financial Information
Item 1.	Unaudited Consolidated Financial Statements	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 29, 2019 and April 29, 2018	1
	Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 29, 2019 and April 29, 2018	2
	Consolidated Balance Sheets as of June 29, 2019 and October 28, 2018	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2019 and April 29, 2018	4
	Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 29, 2019 and April 29, 2018, and the Transition Period ended December 31, 2018	5
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	54

	Part II — Other Information
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 6.	Exhibits	56

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	April 29, 2018	June 29, 2019	April 29, 2018
Sales	$1,295,457	$457,069	$2,360,289	$878,418
Cost of sales	990,794	352,986	1,869,709	682,418
Gross profit	304,663	104,083	490,580	196,000
Selling, general and administrative expenses	158,028	74,406	312,334	149,192
Intangible asset amortization	46,511	2,413	87,974	4,825
Restructuring and impairment charges, net	7,107	488	10,538	1,582
Strategic development and acquisition related costs	12,086	1,134	26,168	1,861
Loss on disposition of business	—	6,686	—	6,686
Income from operations	80,931	18,956	53,566	31,854
Interest income	121	37	336	70
Interest expense	(58,299)	(4,849)	(116,585)	(12,341)
Foreign exchange gain (loss)	523	(305)	1,700	166
Loss on extinguishment of debt	—	(21,875)	—	(21,875)
Other income (expense), net	(397)	270	(52)	727
Income (loss) before income taxes	22,879	(7,766)	(61,035)	(1,399)
Provision (benefit) for income taxes	5,346	(2,082)	(18,551)	(964)
Net income (loss)	17,533	(5,684)	(42,484)	(435)
Net income allocated to participating securities	(270)	—	—	—
Net income (loss) applicable to common shares	$17,263	$(5,684)	$(42,484)	$(435)
Income (loss) per common share:
Basic	$0.14	$(0.09)	$(0.34)	$(0.01)
Diluted	$0.14	$(0.09)	$(0.34)	$(0.01)
Weighted average number of common shares outstanding:
Basic	125,516	66,210	125,510	66,311
Diluted	125,516	66,210	125,510	66,311
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	April 29, 2018	June 29, 2019	April 29, 2018
Comprehensive loss:
Net income (loss)	$17,533	$(5,684)	$(42,484)	$(435)
Other comprehensive loss, net of tax:
Foreign exchange translation gains (losses)	3,668	(261)	6,140	(24)
Unrealized loss on derivative instruments	(22,746)	—	(22,746)	—
Other comprehensive loss	(19,078)	(261)	(16,606)	(24)
Comprehensive loss	$(1,545)	$(5,945)	$(59,090)	$(459)

See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 29, 2019	October 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$87,496	$54,272
Restricted cash	3,989	245
Accounts receivable, less allowances of $9,825 and $6,249, respectively	589,610	233,297
Inventories, net	502,125	254,531
Income taxes receivable	20,233	1,012
Investments in debt and equity securities, at market	3,709	5,285
Prepaid expenses and other	70,046	34,821
Assets held for sale	5,018	7,272
Total current assets	1,282,226	590,735
Property, plant and equipment, less accumulated depreciation of $508,103 and $459,931, respectively	634,599	236,240
Lease right-of-use assets	282,793	—
Goodwill	1,611,213	148,291
Intangible assets, net	1,830,821	127,529
Deferred income taxes	—	982
Other assets, net	12,088	6,598
Total assets	$5,653,740	$1,110,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$4,150
Note payable	—	497
Payable pursuant to a tax receivable agreement	24,760	—
Accounts payable	241,808	170,663
Accrued compensation and benefits	82,804	65,136
Accrued interest	47,237	1,684
Accrued income taxes	11,720	11,685
Current portion of lease liabilities	69,837	—
Other accrued expenses	252,367	81,884
Total current liabilities	756,133	335,699
Long-term debt	3,315,550	403,076
Deferred income taxes	265,464	2,250
Long-term lease liabilities	217,968	—
Other long-term liabilities	190,421	39,085
Total long-term liabilities	3,989,403	444,411
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000, 125,588,427 and 125,519,112 shares authorized, issued and outstanding at June 29, 2019, respectively; and 100,000,000, 66,264,654 and 66,203,841 shares authorized, issued and outstanding at October 28, 2018, respectively	1,256	663
Additional paid-in capital	1,243,897	523,788
Accumulated deficit	(308,323)	(186,291)
Accumulated other comprehensive loss, net	(27,419)	(6,708)
Treasury stock, at cost (69,315 and 60,813 shares at June 29, 2019 and October 28, 2018, respectively)	(1,207)	(1,187)
Total stockholders’ equity	908,204	330,265
Total liabilities and stockholders’ equity	$5,653,740	$1,110,375
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	April 29, 2018
Cash flows from operating activities:
Net loss	$(42,484)	$(435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127,476	20,800
Non-cash interest expense	3,954	781
Loss on extinguishment of debt	—	21,875
Share-based compensation expense	7,479	7,868
Loss on disposition of business, net	—	6,192
Non-cash fair value premium on purchased inventory	16,249	—
Gains on asset sales, net	(277)	(250)
Provision for doubtful accounts	(205)	(44)
Deferred income taxes	(48,515)	(1,676)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(133,820)	17,060
Inventories	29,430	(24,920)
Income taxes	2,245	(2,822)
Prepaid expenses and other	(706)	(4,182)
Accounts payable	15,079	12,686
Accrued expenses	(2,952)	(12,016)
Other, net	(2,867)	(931)
Net cash provided by (used in) operating activities	(29,914)	39,986
Cash flows from investing activities:
Acquisitions, net of cash acquired	(179,184)	—
Capital expenditures	(57,220)	(16,897)
Proceeds from sale of property, plant and equipment	873	2,678
Business disposition, net	—	(4,415)
Net cash used in investing activities	(235,531)	(18,634)
Cash flows from financing activities:
Proceeds from stock options exercised	—	1,040
Proceeds from ABL facility	270,000	65,000
Payments on ABL facility	(50,000)	(65,000)
Proceeds from term loan	—	415,000
Payments on term loan	(12,810)	(144,147)
Payments on senior notes	—	(265,470)
Payments on note payable	—	(441)
Payments of financing costs	—	(6,275)
Payments related to tax withholding for share-based compensation	(167)	(4,612)
Purchases of treasury stock	—	(46,705)
Net cash provided by (used in) financing activities	207,023	(51,610)
Effect of exchange rate changes on cash and cash equivalents	2,300	(24)
Net decrease in cash, cash equivalents and restricted cash	(56,122)	(30,282)
Cash, cash equivalents and restricted cash at beginning of period	147,607	65,794
Cash, cash equivalents and restricted cash at end of period	$91,485	$35,512

See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Fiscal Quarters and Transition Period	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, March 30, 2019	125,581,009	$1,256	$1,240,423	$(325,856)	$(8,341)	(66,916)	$(1,196)	$906,286
Treasury stock purchases	—	—	—	—	—	(2,399)	(11)	(11)
Issuance of restricted stock	7,418	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,078)	—	—	(19,078)
Share-based compensation	—	—	3,474	—	—	—	—	3,474
Net income	—	—	—	17,533	—	—	—	17,533
Balance, June 29, 2019	125,588,427	$1,256	$1,243,897	$(308,323)	$(27,419)	(69,315)	$(1,207)	$908,204

Transition Period Beginning Balance, October 28, 2018	66,264,654	$663	$523,788	$(186,291)	$(6,708)	(60,813)	$(1,187)	$330,265
Treasury stock purchases	—	—	—	—	—	(347,040)	(4,128)	(4,128)
Retirement of treasury shares	(296,954)	(3)	(3,634)	—	—	296,954	3,637	—
Issuance of restricted stock	977,226	10	(10)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	58,638,233	586	712,455	—	—	—	—	713,041
Other comprehensive loss	—	—	—	—	(4,105)	—	—	(4,105)
Share-based compensation	—	—	4,457	—	—	—	—	4,457
Cumulative effect of accounting change	—	—	—	(3,358)	—	—	—	(3,358)
Net loss	—	—	—	(76,190)	—	—	—	(76,190)
Transition Period Ending Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982

Balance, January 28, 2018	66,251,796	$663	$519,224	$(244,148)	$(7,294)	(109,689)	$(2,140)	$266,305
Treasury stock purchases	—	—	—	—	—	(104)	(2)	(2)
Issuance of restricted stock	316	—	—	—	—	—	—	—
Other comprehensive loss	—	—	(32)	—	(261)	—	—	(293)
Share-based compensation	—	—	1,998	—	—	—	—	1,998
Net loss	—	—	—	(5,684)	—	—	—	(5,684)
Balance, April 29, 2018	66,252,112	$663	$521,190	$(249,832)	$(7,555)	(109,793)	$(2,142)	$262,324
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—	—	—	—	—	(22,112)	(167)	(167)
Retirement of treasury shares	(57,984)	(1)	(551)	—	—	57,984	552	—
Issuance of restricted stock	63,252	1	(1)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(16,606)	—	—	(16,606)
Deferred compensation obligation	—	—	(86)	—	—	5,712	86	—
Share-based compensation	—	—	7,479	—	—	—	—	7,479
Net loss	—	—	—	(42,484)	—	—	—	(42,484)
Balance, June 29, 2019	125,588,427	$1,256	$1,243,897	$(308,323)	$(27,419)	(69,315)	$(1,207)	$908,204

Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,917,034)	(51,317)	(51,317)
Retirement of treasury shares	(2,916,930)	(29)	(51,286)	—	—	2,916,930	51,315	—
Issuance of restricted stock	397,722	4	(4)	—	—	181,439	—	—
Stock options exercised	93,636	1	1,039	—	—	—	—	1,040
Other comprehensive loss	—	—	(55)	—	(24)	—	—	(79)
Share-based compensation	—	—	7,868	—	—	—	—	7,868
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net loss	—	—	—	(435)	—	—	—	(435)
Balance, April 29, 2018	66,252,112	$663	$521,190	$(249,832)	$(7,555)	(109,793)	$(2,142)	$262,324
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2019
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change of Name
Effective May 23, 2019, NCI Building Systems, Inc. changed its name to Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “NCI”, “we,” “us” or “our”). In connection with the name change, the Company changed its NYSE trading symbol from “NCS” to “CNR”.
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2019 through June 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2018.
Reporting Periods
On November 16, 2018, the Company’s Board of Directors approved a change to the Company’s fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger (as defined below) to align the Company’s fiscal year end with Ply Gem’s (as defined below). As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 29, 2018 to December 31, 2018, which period is referred to herein as the “Transition Period”. The financial statements contained herein are being filed as part of a Quarterly Report on Form 10-Q for the period from March 31, 2019 through June 29, 2019. References in this Quarterly Report on Form 10-Q to “fiscal year 2018” or “fiscal 2018” refer to the period from October 30, 2017 through October 28, 2018. The results of operations for the three and six months ended April 29, 2018 are presented herein as the comparable period to the three and six months ended June 29, 2019. The Company did not recast the consolidated financial statements for the period from March 31, 2018 to June 29, 2018 or January 1, 2018 to June 29, 2018, because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical.
The Company’s current fiscal quarters are based on a four-four-five week calendar with periods ending on the Saturday of the last week in the quarter except that December 31st will always be the year-end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.
Change in Operating Segments
For the Transition Period, the Company began reporting results under three reportable segments: (i) Commercial; (ii) Siding; and (iii) Windows, to align with how the Company manages its business, reviews operating performance and allocates resources following the Merger. The Commercial segment will include the aggregate operating results of the Company’s legacy businesses. The Siding and Windows segments will include the operating results of the legacy Ply Gem operating segments.
Disposition of Business
In the second quarter of fiscal 2018, the Company closed on the sale of CENTRIA International LLC, which owned our China manufacturing facility. The Company recognized a $6.7 million loss on the sale during the second quarter of fiscal 2018, which is included in the Commercial segment financial results. The disposition did not represent a strategic shift that had a major effect on the Company’s operations or financial results.

Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

June 29, 2019
Cash and cash equivalents	$87,496
Restricted cash(1)	3,989
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$91,485

(1)	Restricted cash at June 29, 2019 relates to an escrow balance held for an outstanding earnout agreement.
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

The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	April 29, 2018	June 29, 2019	April 29, 2018
Commercial Net Sales Disaggregation:
Metal building products	$321,170	$304,797	$594,595	$580,613
Insulated metal panels	116,709	99,792	223,081	197,305
Metal coil coating	42,406	52,480	87,570	100,500
Total	$480,285	$457,069	$905,246	$878,418

Siding Net Sales Disaggregation:
Vinyl siding	$145,351	$—	$251,308	$—
Metal	70,352	—	123,332	—
Injection molded	17,896	—	29,734	—
Stone	45,266	—	67,580	—
Other products	27,660	—	52,848	—
Total	$306,525	$—	$524,802	$—

Windows Net Sales Disaggregation:
Vinyl windows	$480,299	$—	$874,229	$—
Aluminum windows	16,019	—	27,727	—
Other	12,329	—	28,285	—
Total	$508,647	$—	$930,241	$—

Total Net Sales:	$1,295,457	$457,069	$2,360,289	$878,418

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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on the accounting for modifications of stock-based awards. The Company adopted this guidance on a prospective basis in the Transition Period for share-based payment awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance on a prospective basis for fiscal 2019. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

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
Additionally, there were various other accounting standards and interpretations issued that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements going forward.
NOTE 3 — ACQUISITIONS
Environmental Stoneworks
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“Environmental Stoneworks” or “ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of Environmental Stoneworks (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to certain post-closing adjustments, for Environmental Stoneworks. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.
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

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Restricted cash	$3,379
Accounts receivable	17,134
Inventories	13,362
Prepaid expenses and other current assets	3,347
Property, plant and equipment	14,295
Lease right of use assets	11,372
Intangible assets (trade names/customer relationships)	91,170
Goodwill	59,863
Other assets	157
Total assets acquired	214,079
Liabilities assumed:
Accounts payable	5,910
Other accrued expenses	10,791
Lease liabilities	11,365
Other long-term liabilities	3,450
Total liabilities assumed	31,516
Net assets acquired	$182,563

The $59.9 million of goodwill was allocated to the Siding segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
During the three and six months ended June 29, 2019, the Company incurred $0.3 million and $1.5 million, respectively, of acquisition-related costs for Environmental Stoneworks, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The final acquisition accounting allocation for the Environmental Stoneworks Acquisition remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remains open as of June 29, 2019, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the fourth quarter of fiscal 2019.

Ply Gem Merger
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). On November 15, 2018, at a special meeting of NCI shareholders, NCI’s shareholders approved, among other items, the Merger Agreement and the issuance in the Merger of 58,709,067 shares of NCI common stock, par value $0.01 per share (“NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018 (the “Closing Date”). The total value of shares of NCI Common Stock issued pursuant to the Stock Issuance was approximately $713.9 million based on the number of shares issued multiplied by the NCI Common Stock closing share price of $12.16 on the Closing Date. There are approximately 70,834 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at June 29, 2019. For accounting and legal purposes, NCI was the accounting and legal acquirer of Ply Gem as of the Closing Date and Ply Gem’s results have been included within NCI from the Closing Date.
Ply Gem is a leading manufacturer of exterior building products in North America, operating in two segments: Siding and Windows. These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada. Vinyl building products have the leading share of sales volume in siding and windows in the United States. Ply Gem also manufactures vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.
Ply Gem strategically fits into NCI’s existing footprint and broadens its service offering to existing and new customers within the building products industry. The Company accounted for the Merger as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Ply Gem based upon fair values as of the Closing Date.
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

Assets acquired:
Cash	$102,121
Accounts receivable	345,472
Inventories	301,513
Prepaid expenses and other current assets	51,841
Property, plant and equipment	364,603
Intangible assets (trade names/customer relationships)	1,720,000
Goodwill	1,402,737
Other assets	3,262
Total assets acquired	4,291,549
Liabilities assumed:
Accounts payable	139,955
Tax receivable agreement liability	47,355
Other accrued expenses (inclusive of $27.5 million for current warranty liabilities)	245,611
Debt (inclusive of current portion)	2,674,767
Other long-term liabilities ($78.6 million for accrued long-term warranty)	78,552
Deferred income taxes	346,530
Other long-term liabilities	29,834
Total liabilities assumed	3,562,604
Net assets acquired	$728,945

At the acquisition date, $802.3 million of goodwill allocated to the Siding segment and $600.4 million allocated to the Windows segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
The final acquisition accounting allocation for the Merger remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include various income tax assets and liabilities, accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remains open as of June 29, 2019, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the fourth quarter of fiscal 2019.

Unaudited Pro Forma Financial Information
During the three and six months ended June 29, 2019, Environmental Stoneworks contributed net sales of $43.4 million and $62.8 million, respectively, and net income of $2.6 million and $2.9 million, respectively, which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for Cornerstone, prepared in accordance with ASC 805, for the three and six months ended June 29, 2019 and April 29, 2018 as if the Environmental Stoneworks and Ply Gem (disclosed below) acquisitions had occurred on October 30, 2017 (beginning of the six months ended April 29, 2018) (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	April 29, 2018	June 29, 2019	April 29, 2018
Net sales	$1,295,457	$1,112,867	$2,376,385	$2,286,242
Net income (loss) applicable to common shares	22,682	(58,308)	(18,200)	(162,686)
Net income (loss) per common share:
Basic	$0.18	$(0.46)	$(0.15)	$(1.30)
Diluted	$0.18	$(0.46)	$(0.15)	$(1.30)

The unaudited supplemental pro forma financial information was prepared based on the historical information of Cornerstone, Ply Gem and Environmental Stoneworks. Material pro forma adjustments related to the Environmental Stoneworks and Ply Gem acquisitions include approximately $70.3 million of certain acquisition and compensation costs and $37.9 million of non-cash charges of purchase price allocated to inventories, which were reflected in the pro forma results as if they were incurred on October 30, 2017. Other material pro forma adjustments include adjustments to depreciation and amortization expense and interest expense related to the Environmental Stoneworks and Ply Gem acquisitions.
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
NOTE 4 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Commercial	Siding	Windows	Total
Balance, October 28, 2018	$148,291	$—	$—	$148,291
Goodwill recognized from Merger	—	854,606	639,447	1,494,053
Currency translation	—	(1,220)	(913)	(2,133)
Balance, December 31, 2018	$148,291	$853,386	$638,534	$1,640,211
Goodwill recognized from Environmental Stoneworks Acquisition	—	59,863	—	59,863
Currency translation	—	1,404	1,051	2,455
Purchase accounting adjustments	—	(52,234)	(39,082)	(91,316)
Balance, June 29, 2019	$148,291	$862,419	$600,503	$1,611,213

NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	June 29, 2019	October 28, 2018
Raw materials	$286,218	$205,902
Work in process and finished goods	215,907	48,629
	$502,125	$254,531

NOTE 6 — INTANGIBLES
The table that follows presents the major components of intangible assets as of June 29, 2019 and October 28, 2018 (in thousands):

	Range of Life (Years)			Cost	Accumulated Amortization	Net Carrying Value
As of June 29, 2019
Amortized intangible assets:
Trademarks/Trade names(1)	6	–	15	$252,942	$(27,931)	$225,011
Customer lists and relationships	5	–	20	1,737,060	(131,250)	1,605,810
Total intangible assets				$1,990,002	$(159,181)	$1,830,821
(1) During the six months ended June 29, 2019, the Company began amortization of trade names previously classified as indefinite-lived over an eight-year period.

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $5.0 million and $7.3 million as of June 29, 2019 and October 28, 2018, respectively. All of these assets continued to be actively marketed for sale or were under contract as of June 29, 2019.
During the three and six months ended June 29, 2019 the Company determined an alternative use for a facility in the Commercial segment that had previously been classified as held for sale and reclassified the net book value of $1.7 million to property, plant and equipment and recorded an immaterial depreciation adjustment. Additionally, during the three and six months ended June 29, 2019, the Company closed on the sale of an idled facility in the Commercial segment which had previously been classified as held for sale. In connection with the sale we received net proceeds of $0.9 million and recognized a net gain of $0.3 million, which is included in restructuring and impairment charges, net, in the consolidated statements of operations.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $5.0 million as of June 29, 2019.

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
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at commencement date. Few of the Company’s lease contracts provide a readily determinable implicit rate. For these contracts, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The Company’s IBR is determined based on securing borrowings, further described in Note 13 - Long-term Debt and Note Payable.
Weighted average information about the Company’s lease portfolio as of June 29, 2019 was as follows:

Weighted-average remaining lease term	6.4 years
Weighted-average IBR	6.1%
Operating lease costs for the three and six months ended June 29, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating lease costs
Fixed lease costs	$32,172	$53,222
Variable lease costs (a)	8,660	19,214

(a) Includes short-term lease costs, which are immaterial.

Cash and non-cash activities for the three and six months ended June 29, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21,810	$43,473

Right-of-use assets obtained in exchange for new operating lease liabilities	$20,977	$325,033

Future minimum lease payments under non-cancelable leases as of June 29, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the six months ended June 29, 2019)	$43,697
2020	78,097
2021	65,650
2022	51,336
2023	26,129
Thereafter	91,234
Total future minimum lease payments	356,143
Less: interest	68,338
Present value of future minimum lease payments	$287,805

As of June 29, 2019
Current portion of lease liabilities	$69,837
Long-term portion of lease liabilities	217,968
Total	$287,805

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
As of June 29, 2019, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of restricted stock grants, RSUs, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards, which are settled in cash. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change of control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
As a general rule, option awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve. Awards may be paid in cash, shares of our Common Stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee.
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
Founders Awards granted to our senior executives and certain key employees included options, RSUs and PSUs. The options and RSUs vest subject to continued employment 20% per year on the first through fifth anniversary of the award. Vesting of the PSUs is contingent upon the achievement of synergies captured from the Merger and continued employment during a three-year performance period beginning on the grant date. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates after 50% of the service period has passed and prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If the plan is accepted, awards will continue to vest as RSUs with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by the Company without cause or by the executive for good reason, the unvested restricted stock is forfeited. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the restricted stock fully vests. If the plan is accepted, awards will continue to vest with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. The fair value of the awards is based on the Company’s stock price as of the date of grant.
Stock option awards
During the six months ended June 29, 2019, we granted 0.3 million stock options. The average grant date fair value of options granted during the six months ended June 29, 2019 was $2.04 per share. We did not grant stock options during the six months ended April 29, 2018. No options were exercised during the six months ended June 29, 2019. During the six months ended April 29, 2018, 0.1 million options with an intrinsic value of $0.6 million were exercised and cash received from options exercised was $1.0 million.

Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the six months ended June 29, 2019, we granted RSUs to key employees with a fair value of $1.7 million representing approximately 0.3 million shares. During the six months ended April 29, 2018, we granted RSUs with a fair value of $6.8 million, representing 0.3 million shares.
During the six months ended June 29, 2019, we granted PSUs with a total fair value of approximately $0.3 million to key employees. During the six months ended April 29, 2018, we granted PSUs with a total fair value of approximately $4.5 million and $2.1 million, to the Company’s senior executives and key employees, respectively. On November 16, 2018, upon consummation of the Merger, certain PSUs that were issued in fiscal 2017 and fiscal 2018 converted to RSUs at 100% and continue to vest in accordance with the original schedule, as the Board of Directors approved the treatment of existing awards, at the Merger date, as if a change in control had occurred, per the respective agreements governing each award.
Share-based compensation expense
During the three and six months ended June 29, 2019 we recorded share-based compensation expense for all awards of $3.5 million and $7.5 million, respectively. During the three and six months ended April 29, 2018, we recorded share-based compensation expense for all awards of $2.0 million and $7.9 million, respectively. Share-based compensation expense for the six months ended April 29, 2018 included accelerated awards of $3.6 million due to the retirement of the Company’s former CEO.
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

	Three Months Ended		Six Months Ended
	June 29, 2019	April 29, 2018	June 29, 2019	April 29, 2018
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$17,263	$(5,684)	$(42,484)	$(435)
Denominator for Basic and Diluted Income Per Common Share
Weighted average basic number of common shares outstanding	125,516	66,210	125,510	66,311
Common stock equivalents:
Employee stock options	—	—	—	—
PSUs and Performance Share Awards	—	—	—	—
Weighted average diluted number of common shares outstanding	125,516	66,210	125,510	66,311

Basic income (loss) per common share	$0.14	$(0.09)	$(0.34)	$(0.01)
Diluted income (loss) per common share	$0.14	$(0.09)	$(0.34)	$(0.01)

Incentive Plan securities excluded from dilution(1)	5,880	95	4,872	122

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the six months ended June 29, 2019 and April 29, 2018 (in thousands):

	Six Months Ended
	June 29, 2019	April 29, 2018
Beginning balance	$134,515	$32,418
Purchase accounting adjustments	2,690	—
Warranties sold	1,551	1,605
Revenue recognized	(1,395)	(1,314)
Expense	14,081	—
Settlements	(13,772)	(950)
Ending balance	137,670	31,759
Less: current portion	33,974	6,338
Total, less current portion	$103,696	$25,421

The Company records the current warranty obligation within other accrued expenses and the long-term warranty obligation within other long-term liabilities within the Company’s consolidated balance sheets at June 29, 2019 and October 28, 2018.
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
In addition to the CENTRIA Benefit Plans, CENTRIA contributes to a multi-employer plan, the Steelworkers Pension Trust. The minimum required annual contribution to this plan is $0.3 million. The current contract expires on June 1, 2022. If we were to withdraw our participation from this multi-employer plan, CENTRIA may be required to pay a withdrawal liability representing an amount based on the underfunded status of the plan. The plan is not significant to the Company’s consolidated financial statements.
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

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Three Months Ended June 29, 2019			Three Months Ended April 29, 2018
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$11	$6	$17	$22	$7	$29
Interest cost	974	66	1,040	494	62	556
Expected return on assets	(1,234)	—	(1,234)	(729)	—	(729)
Amortization of prior service cost	15	—	15	15	—	15
Amortization of net actuarial loss	704	—	704	248	—	248
Net periodic benefit cost	$470	$72	$542	$50	$69	$119

	Six Months Ended June 29, 2019			Six Months Ended April 29, 2018
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$21	$11	$32	$44	$14	$58
Interest cost	1,949	131	2,080	988	124	1,112
Expected return on assets	(2,468)	—	(2,468)	(1,458)	—	(1,458)
Amortization of prior service cost	28	—	28	28	—	28
Amortization of net actuarial loss	1,409	—	1,409	496	—	496
Net periodic benefit cost	$939	$142	$1,081	$98	$138	$236
We expect to contribute $2.3 million to the Defined Benefit Plans in the year ending December 31, 2019. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 13 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	June 29, 2019	October 28, 2018
Asset-based revolving credit facility due April 2023	$220,000	$—
Asset-based revolving credit facility due February 2023	—	—
Term loan facility due April 2025	2,536,397	—
Term loan facility due February 2025	—	412,925
Cash flow revolver due April 2023	—	—
8.00% senior notes due April 2026	645,000	—
Less: unamortized discounts and unamortized deferred financing costs(1)	(60,247)	(5,699)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,341,150	407,226
Less: current portion of long-term debt	25,600	4,150
Total long-term debt, less current portion	$3,315,550	$403,076

(1)
Includes the unamortized deferred financing costs associated with the term loan facilities and senior notes. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $2.8 million and $1.1 million as of June 29, 2019 and October 28, 2018, respectively, are classified in other assets on the consolidated balance sheets.

Recent Debt Transactions
In connection with the Merger, on November 16, 2018, the Company assumed (i) the obligations of Ply Gem Midco, a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement, (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement and (iii) the obligations of Ply Gem Midco as issuer under the Current Indenture.

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
On November 16, 2018, the Company entered into an incremental term loan facility in connection with the Merger, which increased the aggregate principal amount of the Current Term Loan Facility by $805.0 million. The proceeds of this incremental term loan facility were used to, among other things, (a) finance the Merger and to pay certain fees, premiums and expenses incurred in connection therewith, (b) repay in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement and (c) repay $325.0 million of borrowings outstanding under the ABL Facility. On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Current Cash Flow Facilities, and the Company became the Borrower (as defined in the Current Cash Flow Credit Agreement) under the Current Cash Flow Facilities.
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At June 29, 2019, the interest rates on the Current Term Loan Facility were follows:

June 29, 2019
Interest rate	6.35%
Effective interest rate	6.51%

The Company has also entered into certain interest rate swap agreements. See Note 16 - Fair Value of Financial Instruments and Fair Value Measurements.
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

•
50% of annual excess cash flow (as defined in the Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. The annual excess cash flow assessment will begin with the Company’s 2019 fiscal year, payable within five business days after the delivery of the annual financial statements.

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
On November 16, 2018, Ply Gem Midco entered into an incremental asset-based revolving credit facility of $215.0 million in connection with the Merger, which upsized the Current ABL Facility to $611.0 million in the aggregate, and with (x) the ABL U.S. Facility being increased from $313.5 million to approximately $483.7 million and (y) the ABL Canadian Facility being increased from $82.5 million to approximately $127.3 million. On November 16, 2018, in connection with the consummation of the Merger, the Company and Ply Gem Midco entered into a joinder agreement with respect to the Current ABL Facility, and the Company became the Parent Borrower (as defined in the ABL Credit Agreement) under the Current ABL Facility.

Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of June 29, 2019, the Company had the following in relation to the Current ABL Facility (in thousands):

June 29, 2019
Excess availability	$350,280
Revolving loans outstanding	220,000
Letters of credit outstanding	35,460

Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee. At June 29, 2019, the weighted average interest rate on the Current ABL Facility was 3.77%.
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 8.64% as of June 29, 2019, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
During the three and six months ended April 29, 2018, the Company incurred a pretax loss, primarily on the extinguishment of the Notes, of $21.9 million, of which approximately $15.5 million represents the call premium paid on the redemption of the Notes.
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of June 29, 2019, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of June 29, 2019, the Company had no notes payable outstanding. As of October 28, 2018, the Company had an outstanding note payable in the amount of $0.5 million related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
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
On December 11, 2017, the CD&R Fund VIII Investor Group completed a registered underwritten offering of 7,150,000 shares of the Company’s Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Fund VIII Investor Group request, the Company purchased 1.15 million of the 7.15 million shares of the Company’s Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Fund VIII Investor Group. The total amount the Company spent on these repurchases was $22.3 million.
Ply Gem Holdings was acquired by CD&R Fund X and Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC and AIC Finance Partnership, L.P. (collectively, the “Golden Gate Investor Group”) and merged with Atrium on April 12, 2018 (the “Ply Gem-Atrium Merger”).
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) a stockholders agreement (the “New Stockholders Agreement”) between the Company, and each of the CD&R Fund VIII Investor Group, CD&R Pisces Holdings, L.P., a Cayman Islands exempted limited partnership (“CD&R Pisces”, and together with the CD&R Fund VIII Investor Group, the “CD&R Investor Group”) and the Golden Gate Investor Group (together with the CD&R Investor Group, the “Investors”), pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) a registration rights agreement (the “New Registration Rights Agreement”) between the Company and each of the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of the Company’s Common Stock that are held by the Investors following the consummation of the Merger.

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
As of June 29, 2019, the CD&R Investor Group owned approximately 49.3% of the outstanding shares of the Company’s Common Stock. At October 28, 2018, the CD&R Fund VIII Investor Group owned approximately 34.4% of the outstanding shares of the Company’s Common Stock.
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
During the six months ended June 29, 2019, there were no repurchases under the stock repurchase programs. During the six months ended April 29, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Fund VIII Investor Group’s 2017 Secondary Offering (see Note 14 — CD&R Investor Group). As of June 29, 2019, approximately $55.6 million remained available for stock repurchases under the programs. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the six months ended June 29, 2019 and April 29, 2018, the Company withheld twenty-two thousand and 0.2 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the six months ended June 29, 2019, the Company cancelled 0.1 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, resulting in a $0.6 million decrease in both additional paid in capital and treasury stock. During the six months ended April 29, 2018, the Company cancelled 2.9 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs, resulting in a $51.3 million decrease in both additional paid in capital and treasury stock.
NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of June 29, 2019 and October 28, 2018, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At June 29, 2019, there was $220.0 million of borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	June 29, 2019		October 28, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facilities	$2,536,397	$2,460,305	$412,925	$412,409
8.00% Senior Notes	645,000	625,650	—	—

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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of June 29, 2019 and October 28, 2018.
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
Interest rate swap liability: Interest rate swap liabilities are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based LIBOR yield curves. These interest rate swaps were classified within Level 2 of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2019 and October 28, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	June 29, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$120	$—	$—	$120
Mutual funds – Growth	1,057	—	—	1,057
Mutual funds – Blend	1,606	—	—	1,606
Mutual funds – Foreign blend	537	—	—	537
Mutual funds – Fixed income	—	389	—	389
Total short-term investments in deferred compensation plan(2)	3,320	389	—	3,709
Total assets	$3,320	$389	$—	$3,709

Liabilities:
Deferred compensation plan liability(2)	$—	$3,618	$—	$3,618
Interest rate swap liability(3)	—	29,850	—	29,850
Total liabilities	$—	$33,468	$—	$33,468

	October 28, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$369	$—	$—	$369
Mutual funds – Growth	1,118	—	—	1,118
Mutual funds – Blend	2,045	—	—	2,045
Mutual funds – Foreign blend	812	—	—	812
Mutual funds – Fixed income	—	941	—	941
Total short-term investments in deferred compensation plan(2)	4,344	941	—	5,285
Total assets	$4,344	$941	$—	$5,285

Liabilities:
Deferred compensation plan liability(2)	$—	$4,639	$—	$4,639
Total liabilities	$—	$4,639	$—	$4,639

(1)
Unrealized holding gains (losses) for the three months ended June 29, 2019 and April 29, 2018 were $0.1 million and $(0.2) million, respectively. Unrealized holding gains for the six months ended June 29, 2019 and April 29, 2018 were $0.4 million and $0.1 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.

(2)
The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.

(3)
In May 2019, the Company entered into interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s unsecured variable debt. The interest rate swaps effectively convert a portion of the floating rate interest payments into a fixed rate interest payment. There are three interest rate swaps that cover $500.0 million of notional debt each and fix the interest rate at 5.918%, 5.906% and 5.907%, respectively. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The interest rate swap liability is included within other long-term liabilities on the consolidated balance sheets.

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
For the six months ended June 29, 2019, the Company's estimated annual effective income tax rate was approximately 34.3%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, foreign income taxes, and the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the federal statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The effective tax rate including discrete items related to unrecognized tax benefits and adjustments to state income tax rates was 30.4% for the six months ended June 29, 2019.

Valuation allowance
As of June 29, 2019, the Company remains in a valuation allowance position, in the amount of $20.5 million, against its deferred tax assets for certain state and Canadian jurisdictions for certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary. As a result of the Merger, net operating losses may be subject to limitation under Section 382.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the six months ended June 29, 2019, the tax reserves increased by approximately $6.8 million after excluding the reserves from the Ply Gem Merger. The increase is primarily due to uncertain tax positions that were previously netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of June 29, 2019 was approximately $11.8 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheet.
Tax receivable agreement (“TRA”) liability
The TRA liability generally provides for the payment by Ply Gem to a third party entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Ply Gem actually realizes as a result of (i) net operating loss carryovers (“NOLs”) from periods ending before January 1, 2013, (ii) deductible expenses attributable to Ply Gem’s 2013 initial public offering and (iii) deductions related to imputed interest. This liability carried over to the Company in connection with the consummation of the Merger on November 16, 2018. Ply Gem’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as Ply Gem retains the benefit of 15% of the tax savings. As of June 29, 2019, the Company had a $24.8 million current liability for the amount due pursuant to the Tax Receivable Agreement.
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. During the three months ended June 29, 2019, the Company changed the manner in which costs were allocated to the Commercial segment for commercial cost centers that had previously been categorized as unallocated corporate costs. Corporate unallocated expenses include share-based compensation expenses, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt and other income (expense).

The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	April 29, 2018	June 29, 2019	April 29, 2018
Net sales:
Commercial	$480,285	$457,069	$905,246	$878,418
Siding	306,525	—	524,802	—
Windows	508,647	—	930,241	—
Total net sales	$1,295,457	$457,069	$2,360,289	$878,418
Operating income:
Commercial	$58,809	$40,022	$83,119	$77,821
Siding	25,937	—	14,283	—
Windows	31,912	—	27,593	—
Corporate	(35,727)	(21,066)	(71,429)	(45,967)
Total operating income	80,931	18,956	53,566	31,854
Unallocated other expense, net	(58,052)	(26,722)	(114,601)	(33,253)
Income (loss) before taxes	$22,879	$(7,766)	$(61,035)	$(1,399)

	June 29, 2019	October 28, 2018
Total assets:
Commercial	$1,009,885	$1,024,433
Siding	2,386,627	—
Windows	2,057,063	—
Corporate	200,165	85,942
Total assets	$5,653,740	$1,110,375

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
One of the Company’s subsidiaries entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, the Company provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”). In 2012, the EPA approved the Workplan, which the Company is currently implementing. Current estimates of remaining costs for predicted assessment, remediation and monitoring activities as of June 29, 2019 are $4.6 million. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities at June 29, 2019 and approximately $4.3 million within other long-term liabilities in the Company’s consolidated balance sheets at June 29, 2019. The Company may incur costs that exceed its recorded environmental liability. The Company will adjust its environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska referred to as the “PCE/TCE Northeast Contamination Site”. A subsidiary of the Company has been named a potentially responsible party (“PRP”) with respect to the PCE/TCE Northeast Contamination Site. As a PRP, the Company could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, the Company has recorded a liability of $5.0 million within other long-term liabilities in its consolidated balance sheets as of June 29, 2019.
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
Other contingencies
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of June 29, 2019.

CORNERSTONE BUILDING BRANDS, INC.
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

FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	downturns in the residential new construction and repair and remodeling end markets, or the economy or the availability of consumer credit;

•	volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;

•	inability to successfully develop new products or improve existing products;

•	the effects of manufacturing or assembly realignments;

•	changes in laws or regulations;

•	the effects of certain external domestic or international factors that we may not be able to control, including war, civil conflict, terrorism, natural disasters and public health issues;

•	our ability to obtain financing on acceptable terms;

•	recognition of goodwill or asset impairment charges;

•	commodity price volatility and/or limited availability of raw materials, including steel, PVC resin and aluminum;

•	retention and replacement of key personnel;

•	increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers;

•	our ability to employ, train and retain qualified personnel at a competitive cost;

•	enforcement and obsolescence of our intellectual property rights;

•	changes in foreign currency exchange and interest rates;

•	costs and liabilities related to compliance with environmental laws and environmental clean-ups;

•	changes in building codes and standards;

•	potential product liability claims, including class action claims and warranties, relating to products we manufacture;

•	competitive activity and pricing pressure in our industry;

•	the credit risk of our customers;

•	the dependence on a core group of significant customers in our Windows and Siding segments;

•	operational problems or disruptions at any of our facilities, including natural disasters;

•	volatility of the Company’s stock price;

•	our ability to make strategic acquisitions accretive to earnings;

•	our ability to carry out our restructuring plans and to fully realize the expected cost savings;

•	significant changes in factors and assumptions used to measure certain of Ply Gem’s defined benefit plan obligations and the effect of actual investment returns on pension assets;

•	volatility in transportation, energy and freight prices;

•	the adoption of climate change legislation;

•	limitations on our net operating losses, interest deductibility, and payments under the tax receivable agreement;

•	breaches of our information system security measures;

•	damage to our major information management systems;

•	necessary maintenance or replacements to our enterprise resource planning technologies;

•	potential personal injury, property damage or product liability claims or other types of litigation;

•	compliance with certain laws related to our international business operations;

•	the effect of tariffs on steel imports;

•	the cost and difficulty associated with integrating and combining acquired businesses;

•	potential write-downs or write-offs, restructuring and impairment or other charges required in connection with the Merger;

•	potential claims arising from the operations of our various businesses arising from periods prior to the dates they were acquired;

•	substantial governance and other rights held by the Investors;

•	the effect on our common stock price caused by transactions engaged in by the Investors, our directors or executives;

•	our substantial indebtedness and our ability to incur substantially more indebtedness;

•	limitations that our debt agreements place on our ability to engage in certain business and financial transactions;

•	the effect of increased interest rates on our ability to service our debt;

•	downgrades of our credit ratings; and

•
other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018 (the “2018 Form 10-K”), our Transition Report on Form 10-Q for the Transition Period and other filings we make with the SEC.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in the 2018 Form 10-K, the Transition Report and other risks described in documents subsequently filed by the Company from time to time with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.

OVERVIEW
Effective May 23, 2019, NCI Building Systems, Inc. changed its name to Cornerstone Building Brands, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “Cornerstone,” “NCI,” “we,” “us” or “our”). In connection with the name change, the Company changed its NYSE trading symbol from “NCS” to “CNR”.
Cornerstone Building Brands, Inc. is the largest North American integrated manufacturer and marketer of external building products for the commercial, residential, and repair & remodel construction industries. We design, engineer, manufacture and market external building products through our three operating segments, Commercial, Siding, and Windows.
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
In our Siding segment, our principal products include vinyl siding and skirting, steel siding, vinyl and aluminum soffit, aluminum trim coil, aluminum gutter coil, aluminum gutters, aluminum and steel roofing accessories, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl railing, and stone veneer in the United States and Canada. The breadth of our product lines and our multiple brand and price point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing) and end users (new construction and home repair and remodeling).
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
Reporting Periods
On November 16, 2018, the Company’s Board of Directors approved a change to the Company's fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger to align both Companies’ fiscal year ends. As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 29, 2018 to December 31, 2018, which period is referred to herein as the "Transition Period". References in this Quarterly Report on Form 10-Q to “fiscal year 2018” or “fiscal 2018” refer to the period from October 30, 2017 through October 28, 2018. The results of operations for the three and six months ended April 29, 2018 are presented herein as the comparable period to the three and six months ended June 29, 2019. The Company did not recast the consolidated financial statements for the period from March 31, 2018 to June 29, 2018 or January 1, 2018 to June 29, 2018, because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical.
The Company’s current fiscal quarters are based on a four-four-five week calendar with periods ending on the Saturday of the last week in the quarter except for December 31st which will always be the year-end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.
Environmental Stoneworks Acquisition
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“Environmental Stoneworks” or “ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of Environmental Stoneworks (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to post-closing adjustments. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.

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
The Company incurred approximately $24.4 million of acquisition expenses during the six months ended June 29, 2019 related to the Merger, primarily for integration expenses, various third-party consulting and due-diligence services, and financial advisors’ fees, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.

Change in Operating Segments
For the Transition Period, the Company began reporting results under three reportable segments: (i) Commercial, (ii) Siding, and (iii) Windows, to align with how the Company manages its business, reviews operating performance and allocates resources following the Merger. The Commercial segment will include the aggregate operating results of the Company’s legacy businesses, and the Siding and Windows segments will include the operating results of the legacy Ply Gem operating segments. Prior periods have been recasted to conform to the current segment presentation.
Three Months Ended June 29, 2019
Consolidated sales increased by approximately 183.4% for the three months ended June 29, 2019. The improvement was driven by the Ply Gem sales addition for the three months ended June 29, 2019.
The Company’s gross profit percentage for the three months ended June 29, 2019 was 23.5% as compared to 22.8% in the second quarter of fiscal 2018. The higher gross margin was primarily caused by the inclusion of certain Ply Gem product lines that carry a higher gross margin than certain legacy Commercial products combined with integration synergies and cost reduction initiatives implemented in connection with the merger between Ply Gem and NCI. Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather. As a result, weather conditions in the first and fourth quarters of each calendar year will result in these quarters producing significantly less sales revenue and profitability than our second and third quarters of the year.
Industry Conditions
Commercial
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
According to Dodge Data & Analytics (“Dodge”), low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down approximately 10% during the first four months of 2019 as compared to the same period in 2018. According to the Dodge third quarter 2019 forecast, as measured in square feet, non-residential buildings starts are expected to dip 3% in 2019 and 8% in 2020. However, Dodge typically revises initial reported figures.
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
Residential (Siding and Windows)
Our residential building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home. From an industry perspective, we evaluate the new construction environment by reviewing the U.S. Census Bureau single family housing start statistics to assess the performance of the new construction market for a normal quarterly period. For the three months ended June 29, 2019, we evaluated U.S. Census Bureau single family housing starts in the period from December 2018 to March 2019 to assess the demand impacts for our products for the three months ended June 29, 2019 noting that single family housing starts decreased 3.3% due to inclement wet weather that existed during the period and a general softening in overall economic conditions specifically for new construction. For new construction, we also examine where these single-family housing starts occur geographically as the Northeast, which increased 3.8%, and Midwest, which decreased 5.8%, are significant vinyl siding concentrated areas relative to the South and the West. In addition to new construction, we also evaluate the repair and remodeling market to assess market conditions by evaluating the Leading Indicator of Remodeling Activity (“LIRA”). For the second quarter of 2019, LIRA reflected that the trailing 12 months of remodeling activity increased from 6.3% for the second quarter of 2018 to 6.8% indicating a slight increase in the repair and remodeling market. Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute, a third party which summarizes vinyl siding unit sales for the industry. Overall, our Siding segment is heavily weighted to the repair and remodeling market with approximately 65% of our net sales being attributed to repair and remodeling with the remaining 35% attributed to the new construction market.

For the six months ended June 29, 2019, we evaluated U.S. Census Bureau single family housing starts in the period from September 2018 to March 2019 to assess the demand impacts for our products for the six months ended June 29, 2019 noting that single family housing starts decreased 3.7% during this period due to inclement wet weather that existing during the period and a general softening in overall economic conditions specifically for new construction. For new construction, we also examine where these single-family housing starts occur geographically as the Northeast; which decreased 0.4%, and Midwest; which decreased 9.2%, are significant vinyl siding concentrated areas relative to the South and the West. In addition to new construction, we also evaluate the repair and remodeling market to assess market conditions by evaluating the LIRA. For the second quarter of 2019, LIRA reflected that the trailing 12 months of remodeling activity increased from 6.3% for the second quarter of 2018 to 6.8% indicating a slight increase in the repair and remodeling market. Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute, a third party which summarizes vinyl siding unit sales for the industry. As of June 29, 2019, our U.S. market position in vinyl siding was 37.7% while our share of the Canadian vinyl siding market was 31.7%.
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, acquisition costs and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt and other income (expense). See Note 18 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.
We have revised our segment reporting to represent how we now manage our business, recasting prior periods to conform to the current segment presentation. The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	April 29, 2018	June 29, 2019	April 29, 2018
Net sales:
Commercial	$480,285	$457,069	$905,246	$878,418
Siding	306,525	—	524,802	—
Windows	508,647	—	930,241	—
Total net sales	$1,295,457	$457,069	$2,360,289	$878,418
Operating income:
Commercial	$58,809	$40,022	$83,119	$77,821
Siding	25,937	—	14,283	—
Windows	31,912	—	27,593	—
Corporate	(35,727)	(21,066)	(71,429)	(45,967)
Total operating income	$80,931	$18,956	$53,566	$31,854
Unallocated other expense, net	(58,052)	(26,722)	(114,601)	(33,253)
Income (loss) before taxes	$22,879	$(7,766)	$(61,035)	$(1,399)
Following the Merger completed on November 16, 2018, the Company determined that it would have three reportable segments: (i) Commercial, (ii) Siding and (iii) Windows. These reportable segments were derived out of the legacy segments of the Company and Ply Gem Holdings. The legacy segments of the Company: Engineered Building Systems, Metal Components, Insulated Metal Panels, and Metal Coil Coating, are contained within the Commercial segment under the post-Merger segment structure. The legacy segments of Ply Gem Holdings: Siding, Fencing, and Stone, are within the Siding segment under the post-Merger segment structure while Windows and Doors are within the Windows segment.
For the three and six months ended June 29, 2019, the Commercial segment contains operating segment results for the period with a comparison to the three and six months ended April 29, 2018. During the three months ended June 29, 2019, the Company prospectively changed the manner in which costs were allocated to the Commercial segment for commercial cost centers that had previously been categorized as unallocated corporate costs. The Siding and Windows segments contain operating segment results for the three and six months ended June 29, 2019 with no comparative information included as these operating segments did not exist within Cornerstone for the three and six months ended April 29, 2018.

THREE MONTHS ENDED JUNE 29, 2019 COMPARED TO THREE MONTHS ENDED APRIL 29, 2018
Commercial

	Three Months Ended
(Amounts in thousands)	June 29, 2019		April 29, 2018
Statement of operations data:
Net sales	$480,285	100.0%	$457,069	100.0%
Gross profit	121,434	25.3%	104,083	22.8%
SG&A expense (including acquisition costs)	59,801	12.5%	54,962	12.0%
Amortization of intangible assets	2,824	0.6%	2,413	0.5%
Operating income	58,809	12.2%	40,022	8.8%
Net sales increased $23.2 million, or 5.1% for the three months ended June 29, 2019 compared to the three months ended April 29, 2018. During the three months ended June 29, 2019 we continued to benefit from the pass through of higher material input costs, partially offset by lower tonnage volumes. The decrease in volume is primarily attributed to an acceleration of shipments in the prior year as customers were motivated to take receipt of materials in advance of material and price increases as well as indications of a slowdown in commercial construction starts during the three months ended June 29, 2019.
Gross profit increased $17.4 million or 16.7% for the three months ended June 29, 2019 compared to the three months ended April 29, 2018. As a percent of net sales, gross profit increased from commercial discipline around price in our longer lead time products and cost out initiatives, partially offset by lower leverage of fixed cost structure as a result of decreasing tonnage volume.
Selling, general, and administrative expenses (“SG&A”) increased $4.8 million or 8.8% for the three months ended June 29, 2019 compared to the three months ended April 29, 2018 primarily due to general and administrative costs of $5.2 million that are allocated to the Commercial segment that were previously categorized as unallocated corporate costs prior to the Merger. Adjusting for the incremental general and administrative costs, as a percent of net sales, SG&A decreased by 60 basis points as a result of realization of cost initiatives.
Amortization expense for the three months ended June 29, 2019 was $2.8 million or 0.6% of net sales compared to $2.4 million or 0.5% of net sales for the three months ended April 29, 2018. The amortization expense as a percentage of net sales is higher due to the amortization of trade names which were previously classified as indefinite lived.
Siding

	Three Months Ended
(Amounts in thousands)	June 29, 2019		April 29, 2018
Statement of operations data:
Net sales	$306,525	100.0%	$—	—%
Gross profit	85,042	27.7%	—	—%
SG&A expense (including acquisition costs)	31,820	10.4%	—	—%
Amortization of intangible assets	26,154	8.5%	—	—%
Operating income	25,937	8.5%	—	—%
Net sales for the three months ended June 29, 2019 were $306.5 million. Net sales for the three months ended June 29, 2019 were favorably impacted by the inclusion of $43.4 million for the Environmental Stoneworks (“ESW”) acquisition, which closed on February 20, 2019. Excluding ESW, our net sales were $263.1 million for the three months ended June 29, 2019. Our net sales for the U.S. and Canadian markets were approximately $285.7 million and $20.8 million, respectively, for the three months ended June 29, 2019. For the three months ended June 29, 2019, foreign currency negatively impacted our net sales by $1.1 million.

Gross profit for the three months ended June 29, 2019 was $85.0 million. Gross profit for the three months ended June 29, 2019 included ESW gross profit of $11.2 million. Excluding ESW, our gross profit would have been $73.8 million for the three months ended June 29, 2019. Historically, our gross profit is impacted by raw material costs specifically PVC resin and aluminum. We pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure while freight costs have trended higher as well due to industry driver and lane shortages and rising fuel costs. For the three months ended June 29, 2019 foreign currency negatively impacted our gross profit by $0.3 million.
As a percentage of net sales, our gross profit percentage was 28.1% excluding ESW as our Siding net sales and profitability are normally higher during the second and third quarters due to weather seasonality which increases building activity in both the new construction and repair and remodeling markets during the late spring and summer months. Higher volumes combined with price over inflation contributed to the 28.1% gross profit percentage.
Selling, general, and administrative expenses were $31.8 million for the three months ended June 29, 2019 including $5.5 million of SG&A expenses attributed to ESW. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 10.0% for the three months ended June 29, 2019 excluding ESW.
Amortization expense for the three months ended June 29, 2019 was $26.2 million or 8.5% of net sales. The amortization expense is directly attributed to the Merger and the ESW acquisition and the resulting fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Windows

	Three Months Ended
(Amounts in thousands)	June 29, 2019		April 29, 2018
Statement of operations data:
Net sales	$508,647	100.0%	—	—%
Gross profit	98,187	19.3%	—	—%
SG&A expense (including acquisition costs)	49,873	9.8%	—	—%
Amortization of intangible assets	17,533	3.4%	—	—%
Operating income	31,912	6.3%	—	—%
Net sales for the three months ended June 29, 2019 were $508.6 million. Net sales for the three months ended June 29, 2019 included net sales of $112.1 million for Silver Line which was acquired on October 14, 2018. Excluding Silver Line, our net sales would have been $396.6 million for the three months ended June 29, 2019. For the three months ended June 29, 2019, foreign currency negatively impacted our net sales by $1.6 million.
Gross profit for the three months ended June 29, 2019 was $98.2 million. Gross profit for the three months ended June 29, 2019 includes Silver Line gross profit of $13.1 million. Excluding the impact of the Silver Line gross profit, our gross profit would have been $85.1 million for the three months ended June 29, 2019. Historically, our gross profit is impacted significantly by raw material costs, specifically PVC resin, aluminum, and glass. We pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure while freight costs have trended higher as well due to industry driver and lane shortages and rising fuel costs. Finally, we review foreign currency fluctuations specifically for the Canadian dollar that can impact gross profit. For the three months ended June 29, 2019 foreign currency negatively impacted our gross profit by $0.5 million.
As a percentage of net sales, our gross profit percentage was 21.5% excluding Silver Line gross profit. Our net sales and profitability are normally higher during the second and third quarters due to weather seasonality which increases building activity in both the new construction and repair and remodeling markets. With increased production volumes during the late spring and summer months, our gross profit trends higher during the second and third quarters. These higher volumes combined with price discipline, synergy and cost improvement initiatives contributed to the 21.5% gross profit percentage.
Selling, general, and administrative expenses were $49.9 million for the three months ended June 29, 2019. SG&A expenses for the three months ended June 29, 2019 includes $5.5 million of Silver Line SG&A expenses. Excluding the impact of Silver Line, SG&A expenses would have been $44.4 million. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 11.2% for the three months ended June 29, 2019 excluding Silver Line.

Amortization expense for the three months ended June 29, 2019 was $17.5 million or 4.4% of net sales excluding Silver Line. The amortization expense is directly attributed to the Merger and the fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Three Months Ended
(Amounts in thousands)	June 29, 2019	April 29, 2018
Statement of operations data:
SG&A expense	$(32,311)	$(19,993)
Acquisition related expenses	(3,416)	(1,073)
Operating loss	(35,727)	(21,066)
Interest expense	(58,299)	(4,849)
Interest income	121	37
Currency transaction gain (loss)	523	(305)
Other income (expense), net	(397)	270
Loss on debt extinguishment	—	(21,875)
Income tax provision (benefit)	5,346	(2,082)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended June 29, 2019 increased by $14.7 million or 69.6% compared to the three months ended April 29, 2018 due primarily to the addition of the Ply Gem corporate cost center, increased stock-based compensation and $3.4 million of costs associated with the Merger and integration of the legacy companies.
Interest expense increased to $58.3 million for the three months ended June 29, 2019 compared to $4.8 million for the three months ended April 29, 2018. The interest expense increase is primarily due to debt obligations assumed in the Merger. Following the consummation of the Merger, our consolidated debt balance increased to $3.3 billion at June 29, 2019 as compared to $407.2 million at October 28, 2018.
Foreign exchange gain (loss) for the three months ended June 29, 2019 was a $0.5 million gain, compared to a loss of $0.3 million for the three months ended April 29, 2018, due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.
Loss on debt extinguishment was $0.0 million for the three months ended June 29, 2019 compared to $21.9 million for the three months ended April 29, 2018. During our second quarter of fiscal 2018, we recognized a pretax loss, primarily on the extinguishment of our 8.25% senior notes due 2023, of $21.9 million, of which approximately $15.5 million represented the call premium paid on the redemption of the notes.
Consolidated provision (benefit) for income taxes was an expense of $5.3 million for the three months ended June 29, 2019 compared to a benefit of $2.1 million for the three months ended April 29, 2018. The effective tax rate for the three months ended June 29, 2019 was 23.4% compared to 26.8% for the three months ended April 29, 2018. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the U.S. Tax Cuts and Jobs Act and the inclusion of Ply Gem operations in the current period.
SIX MONTHS ENDED JUNE 29, 2019 COMPARED TO SIX MONTHS ENDED APRIL 29, 2018
Commercial

	Six Months Ended
(Amounts in thousands)	June 29, 2019		April 29, 2018
Statement of operations data:
Net sales	$905,246	100.0%	$878,418	100.0%
Gross profit	211,835	23.4%	196,000	22.3%
SG&A expense (including acquisition costs)	123,061	13.6%	106,668	12.1%
Amortization of intangible assets	5,655	0.6%	4,825	0.5%
Operating income	83,119	9.2%	77,821	8.9%

Net sales increased $26.8 million, or 3.1% for the six months ended June 29, 2019 compared to the six months ended April 29, 2018. During the six months ended June 29, 2019, we continued to benefit from the pass through of higher material input costs, offset by lower tonnage volumes. The decrease in volume is primarily attributed to an acceleration of shipments in the prior year as customers were motivated to take receipt of materials in advance of material and price increases as well as indications of a slowdown in commercial construction starts during the 2018 period.
Gross profit increased $15.8 million or 8.1% for the six months ended June 29, 2019 compared to the six months ended April 29, 2018. As a percent of net sales, gross profit increased from commercial discipline around price in our longer lead time products and cost improvement initiatives, partially offset by lower leverage of fixed cost structure as a result of decreasing tonnage volume.
Selling, general, and administrative expenses (“SG&A”) increased $16.4 million or 15.4% for the six months ended June 29, 2019, compared to the six months ended April 29, 2018 primarily due to general and administrative costs of $13.5 million that are allocated to the Commercial segment that were previously categorized as unallocated corporate costs prior to the Merger. Adjusting for these incremental general and administrative costs, as a percent of net sales, SG&A was flat due to the seasonally slower winter months driving down SG&A efficiency, offset by cost initiatives realized in the second quarter of 2019.
Amortization expense for the six months ended June 29, 2019 was $5.7 million or 0.6% of net sales compared to $4.8 million or 0.5% of net sales for the six months ended April 29, 2018. The amortization expense as a percentage of net sales is higher due to the amortization of trade names which were previously classified as indefinite lived.
Siding

	Six Months Ended
(Amounts in thousands)	June 29, 2019		April 29, 2018
Statement of operations data:
Net sales	$524,802	100.0%	$—	—%
Gross profit	118,218	22.5%	—	—%
SG&A expense (including acquisition costs)	55,264	10.5%	—	—%
Amortization of intangible assets	48,671	9.3%	—	—%
Operating income	14,283	2.7%	—	—%
Net sales for the six months ended June 29, 2019 were $524.8 million. Net sales for the six months ended June 29, 2019 were favorably impacted by the inclusion of $62.8 million for the ESW acquisition, which closed on February 20, 2019. Excluding ESW, our net sales were $462.0 million for the six months ended June 29, 2019. Our net sales for the U.S. and Canadian markets were approximately $492.6 million and $32.2 million, respectively, for the six months ended June 29, 2019. For the six months ended June 29, 2019, foreign currency negatively impacted our net sales by $2.0 million.
Gross profit for the six months ended June 29, 2019 was $118.2 million. Gross profit was negatively impacted $14.4 million by the non-cash inventory fair value step-up associated with the Merger and by $1.9 million for the non-cash inventory fair value step-up associated with the ESW acquisition that closed on February 20, 2019 both of which increased costs of goods sold during the six months ended June 29, 2019. Gross profit for the six months ended June 29, 2019 includes ESW gross profit of $14.6 million. Excluding ESW and the impact of these inventory step-ups, our gross profit would have been $119.9 million for the six months ended June 29, 2019. We have typically attempted to pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure while freight costs have trended higher as well due to industry driver and lane shortages and rising fuel costs. For the six months ended June 29, 2019, foreign currency negatively impacted our gross profit by $0.6 million.
As a percentage of net sales, our gross profit percentage was 25.9% excluding ESW and the fair value step-up. Our net sales and profitability are normally higher during the second and third quarters due to weather seasonality which increases building activity in both the new construction and repair and remodeling markets. With increased production volumes during the late spring and summer months, our gross profit trends higher during the second and third quarters. These higher volumes combined with price discipline contributed to the 25.9% gross profit percentage.
Selling, general, and administrative expenses were $55.3 million for the six months ended June 29, 2019 including $10.3 million of SG&A expenses attributed to ESW. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 9.7% for the six months ended June 29, 2019 excluding ESW.

Amortization expense for the six months ended June 29, 2019 was $48.7 million or 9.3% of net sales. The amortization expense is directly attributed to the Merger and the ESW acquisition and the resulting fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Windows

	Six Months Ended
(Amounts in thousands)	June 29, 2019		April 29, 2018
Statement of operations data:
Net sales	$930,241	100.0%	$—	—%
Gross profit	160,527	17.3%	—	—%
SG&A expense (including acquisition costs)	99,286	10.7%	—	—%
Amortization of intangible assets	33,648	3.6%	—	—%
Operating income	27,593	3.0%	—	—%
Net sales for the six months ended June 29, 2019 were $930.2 million. Net sales for the six months ended June 29, 2019 included net sales of $202.7 million and $81.9 million for Silver Line and Atrium, respectively. The Silver Line acquisition was completed on October 14, 2018 while the Atrium acquisition was completed on April 12, 2018 with both entities’ net sales included for the Company within the Windows segment for the six months ended June 29, 2019. Excluding these 2018 acquisitions, our net sales would have been $645.7 million for the six months ended June 29, 2019. For the six months ended June 29, 2019, foreign currency negatively impacted our net sales by $3.3 million.
Gross profit for the six months ended June 29, 2019 was $160.5 million. Gross profit for the six months ended June 29, 2019 includes Silver Line gross profit of $19.3 million and Atrium gross profit of $18.6 million. The Silver Line acquisition was completed on October 14, 2018 while the Atrium acquisition was completed on April 12, 2018 with both entities’ gross profit included for the Company within the Windows segment for the six months ended June 29, 2019. Excluding the impact of the Silver Line and Atrium gross profit, our gross profit would have been $122.6 million for the six months ended June 29, 2019. We have typically attempted to pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure while freight costs have trended higher as well due to industry driver and lane shortages and rising fuel costs. For the six months ended June 29, 2019, foreign currency negatively impacted our gross profit by $0.9 million.
As a percentage of net sales, our gross profit percentage was 19.0% excluding Silver Line and Atrium gross profit. Our net sales and profitability are normally higher during the second and third quarters due to weather seasonality which increases building activity in both the new construction and repair and remodeling markets. With increased production volumes during the late spring and summer months, our gross profit trends higher during the second and third quarters. These higher volumes combined with price discipline contributed to the 19.0% gross profit percentage.
Selling, general, and administrative expenses were $99.3 million for the six months ended June 29, 2019. SG&A expenses for the six months ended June 29, 2019 includes $10.4 million and $10.3 million of Silver Line and Atrium SG&A expenses, respectively. Excluding the impact of Silver Line and Atrium, SG&A expenses would have been $78.6 million. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 12.2% for the six months ended June 29, 2019 excluding Silver Line and Atrium as we normally gain leverage on the fixed component of SG&A expenses during the second and third quarters.
Amortization expense for the six months ended June 29, 2019 was $33.6 million or 5.2% of net sales excluding Silver Line and Atrium. The amortization expense is directly attributed to the Merger and the fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.

Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Six Months Ended
(Amounts in thousands)	June 29, 2019	April 29, 2018
Statement of operations data:
SG&A expense	$(63,580)	$(44,640)
Acquisition related expenses	(7,849)	(1,327)
Operating loss	(71,429)	(45,967)
Interest expense	(116,585)	(12,341)
Interest income	336	70
Currency transaction gain	1,700	166
Other income (expense), net	(52)	727
Loss on debt extinguishment	—	(21,875)
Income tax benefit	(18,551)	(964)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the six months ended June 29, 2019 increased by $25.5 million or 55.4% compared to the six months ended April 29, 2018 due primarily to the addition of the Ply Gem corporate cost center, increased stock-based compensation expense and $7.8 million of costs associated with the Merger.
Interest expense increased to $116.6 million for the six months ended June 29, 2019 compared to $12.3 million for the six months ended April 29, 2018. The interest expense increase is primarily due to debt obligations assumed in the Merger. Following the consummation of the Merger, our consolidated debt balance increased to $3.3 billion at June 29, 2019 as compared to $407.2 million at October 28, 2018.
Foreign exchange gain (loss) for the six months ended June 29, 2019 was a $1.7 million gain, compared to a gain of $0.2 million for the six months ended April 29, 2018, due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.
Loss on debt extinguishment was $0.0 million for the six months ended June 29, 2019 compared to $21.9 million for the six months ended April 29, 2018. During our second quarter of fiscal 2018, we recognized a pretax loss, primarily on the extinguishment of our 8.25% senior notes due 2023, of $21.9 million, of which approximately $15.5 million represented the call premium paid on the redemption of the notes.
Consolidated provision (benefit) for income taxes was a benefit of $18.6 million for the six months ended June 29, 2019 compared to a benefit of $1.0 million for the six months ended April 29, 2018. The effective tax rate for the six months ended June 29, 2019 was 30.4% compared to 68.9% for the six months ended April 29, 2018. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the U.S. Tax Cuts and Jobs Act and the inclusion of Ply Gem operations in the current period.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash, cash equivalents and restricted cash decreased from $147.6 million as of December 31, 2018 to $91.5 million as of June 29, 2019. The following table summarizes our consolidated cash flows for the six months ended June 29, 2019 and April 29, 2018, respectively (in thousands):

	Six Months Ended
	June 29, 2019	April 29, 2018
Net cash provided by (used in) operating activities	$(29,914)	$39,986
Net cash used in investing activities	(235,531)	(18,634)
Net cash provided by (used in) financing activities	207,023	(51,610)
Effect of exchange rate changes on cash and cash equivalents	2,300	(24)
Net decrease in cash, cash equivalents and restricted cash	(56,122)	(30,282)
Cash, cash equivalents and restricted cash at beginning of period	147,607	65,794
Cash, cash equivalents and restricted cash at end of period	$91,485	$35,512

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
Net cash used in operating activities was $29.9 million during the six months ended June 29, 2019 compared to net cash provided by operating activities of $40.0 million for the six months ended April 29, 2018. The change in cash flow used in operations is due to the inclusion of current period operations from Ply Gem subsequent to the Merger on November 16, 2018, certain acquisition costs related to the Merger, and normal seasonal trends with higher receivables given summer building months, offset by decreasing inventory that was driven by improved purchasing and lower input costs.
Net cash used in accounts receivable was $133.8 million for the six months ended June 29, 2019 compared to $17.1 million provided for the six months ended April 29, 2018. There was $103.2 million used in the Ply Gem business during the six months ended June 29, 2019 which primarily drove this change period over period resulting from the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final months of each respective quarter drove the receivables increase. Net sales for June 2019 were approximately $505.8 million versus approximately $433.5 million for December 2018, an increase of $72.3 million. The improvement in June's net sales reflects the Company’s normal seasonal business as the weather in June is generally improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable. The remaining changes in accounts receivable period over period relates to seasonal trends in working capital and timing of collections given the change in fiscal year. Our days sales outstanding as of June 29, 2019 and April 29, 2018 were 40.3 days and 33.6 days, respectively.
For the six months ended June 29, 2019, the change in cash flows relating to inventory was an increase of $29.4 million compared to a decrease of $24.9 million for the six months ended April 29, 2018. We experienced a $48.1 million decrease in inventory in the Commercial segment as a result of strategic purchasing during our seasonally slower months and decreasing material costs that was partially offset by a $18.7 million inventory increase in the Ply Gem and ESW businesses during the six months ended June 29, 2019 which is typical as we progress towards warmer weather and our stronger selling seasons. Our days inventory on-hand improved to 46.8 days as of June 29, 2019 as compared to 54.1 days as of April 29, 2018.
Net cash provided by accounts payable for the six months ended June 29, 2019 was $15.1 million compared to net cash provided by accounts payable of $12.7 million for the six months ended April 29, 2018. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Additionally, there was $12.2 million provided by accounts payable for Ply Gem during the six months ended June 29, 2019 consistent with the seasonal inventory build. Our days payable outstanding as of June 29, 2019 decreased to 21.3 days from 33.4 days as of April 29, 2018.
Investing Activities
Net cash used in investing activities increased to $235.5 million during the six months ended June 29, 2019 compared to $18.6 million used in investing activities during the six months ended April 29, 2018. During the six months ended June 29, 2019, we paid approximately $179.2 million, net of cash acquired, for the acquisition of Environmental Stoneworks and we used $57.2 million for capital expenditures. In the six months ended April 29, 2018, we used $16.9 million for capital expenditures and sold a business in China, resulting in a net use of $4.4 million of cash. These cash outflows in the six months ended April 29, 2018 were partially offset by $2.7 million in proceeds from the sale of two of our facilities.
Financing Activities
Net cash provided by financing activities was $207.0 million in the six months ended June 29, 2019 compared to $51.6 million used in the six months ended April 29, 2018. During the six months ended June 29, 2019, we borrowed $270.0 million and repaid $50.0 million of that amount on our Current ABL Facility, to finance the Environmental Stoneworks Acquisition, paid $12.8 million on quarterly installments on our Current Term Loan and used $0.2 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units.
During the six months ended April 29, 2018, we borrowed $65.0 million under our then-existing ABL facility and repaid $65.0 million of that amount, used $51.3 million to repurchase shares of our outstanding common stock under programs approved by the Board of Directors in September 2016 and October 2017 and for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. Net cash used in the redemption of then-existing Senior Notes and refinancing of long-term debt, including payments of financing costs was $0.9 million. We also received $1.0 million in cash proceeds from the exercises of stock options.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.

Debt
Our outstanding indebtedness will mature in 2023 (Current ABL Facility and Current Cash Flow Revolver), 2025 (Current Term Loan Facility), and 2026 (8.00% Senior Notes). We may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness. Following consummation of the Merger, the Current Term Loan Facility provided for an aggregate principal amount of $2,560.0 million. The Company has also entered into certain interest rate swap agreements to reduce our variable interest rate risk.
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
As of June 29, 2019, we had an aggregate principal amount of $3,401.4 million of outstanding indebtedness, comprising $220.0 million of borrowings under the Current ABL Facility, $2,536.4 million of borrowings under our Current Term Loan Facility and $645.0 million of 8.00% Senior Notes outstanding. We had no revolving loans outstanding under the Current Cash Flow Revolver. Our excess availability under the Current ABL Facility was $350.3 million as of June 29, 2019. In addition, standby letters of credit totaling approximately $35.5 million were outstanding but undrawn under the ABL Facility.
For additional information, see Note 13 — Long-Term Debt and Note Payable and Note 16 — Fair Value of Financial Instruments and Fair Value Measurement in the notes to the unaudited consolidated financial statements.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses, repayment of debt and the tax receivable liability, we rely primarily on cash from operations. Beyond cash generated from operations, $350.3 million is available with our Current ABL Facility at June 29, 2019, $115.0 million is available with our Current Cash Flow Revolver and we have an unrestricted cash balance of $87.5 million as of June 29, 2019.
We expect to contribute $2.3 million to the Defined Benefit Plans in the year ending December 31, 2019.
We expect that cash generated from operations and our availability under the ABL Credit Facility will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately 2.0%-2.5% of net sales for fiscal 2019 and expansion when needed.
Our corporate strategy seeks potential acquisitions that would provide additional synergies in our Commercial, Siding and Windows segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs. During the six months ended June 29, 2019, there were no repurchases under the stock repurchase programs. As of June 29, 2019, approximately $55.6 million remained available for stock repurchases, all under the programs announced on October 10, 2017 and March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 29, 2019, we were not involved in any material unconsolidated SPE transactions.
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
The following table shows our debt contractual obligations as of June 29, 2019 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt(1)	$3,401,397	$245,620	$51,240	$51,240	$3,053,297
Interest payments on debt(2)	1,270,673	220,434	419,396	412,885	217,958
Operating lease liabilities(3)	356,143	84,943	131,916	57,770	81,514
Purchase obligations(4)	64,523	64,523	—	—	—
Total	$5,092,736	$615,520	$602,552	$521,895	$3,352,769

(1)
Reflects amounts outstanding under the Current ABL Facility, Current Term Loan Facility and the 8.00% Senior Notes and excludes any amounts potentially due under the excess cash flow provisions within the Current Term Loan Facility.

(2)
Interest payments were calculated based on the variable rate in effect at June 29, 2019 for the Current ABL Facility (applied to the outstanding ABL balance as of June 29, 2019) and Current Term Loan Facility, and at 8.00% on the 8.00% Senior Notes.

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
We adopted ASU No. 2016-02, Leases, as of January 1, 2019 for the six months ended June 29, 2019. ASU 2016-02 provides enhancements to increase transparency to lease obligations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. See Note 1 — Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements for an update on the description of our lease accounting policies as a result of the adoption of ASU 2016-02.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the three months ended June 29, 2019, material costs (predominantly steel costs) constituted approximately 65% of our Commercial segment cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, we have generally been able to pass increases in our raw material costs through to our customers.
We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. Therefore, our inventory may increase if demand for our products declines. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Steel Prices.”
Siding and Windows Businesses
We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 2.3% for the six months ended June 29, 2019 compared to the six months June 30, 2018.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At June 29, 2019, all of our contracts for the purchase of natural gas and aluminum met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facilities at June 29, 2019 and October 28, 2018 was approximately $2,460.3 million and $412.4 million, respectively, compared to a face value of approximately $2,536.4 million and $412.9 million, respectively. During the three and six months ended June 29, 2019, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At June 29, 2019, our cash flow hedge contracts had a fair value liability of $29.9 million and is recorded as a non-current liability as of June 29, 2019 in our consolidated balance sheets.

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
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain (loss) was insignificant for the three months ended June 29, 2019 and $(0.1) million for the three months ended April 29, 2018. Net foreign currency re-measurement gain was $0.5 million and $0.1 million for the six months ended June 29, 2019 and April 29, 2018, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income (loss) for the three months ended June 29, 2019 and April 29, 2018 was $0.6 million and $(0.2) million, respectively. The net foreign currency exchange gain included in net income (loss) for the six months ended June 29, 2019 and April 29, 2018 was $1.3 million and $0.1 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three months ended June 29, 2019 and April 29, 2018 was $3.7 million and $(0.3) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the six months ended June 29, 2019 was $6.1 million. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the six months ended April 29, 2018 was insignificant.
In July 2019, we entered into forward contracts with a financial institution through December 31, 2019 for $21.9 million at an average Canadian dollar rate of 1.311 to hedge our future inventory purchases in Canada. In the future, we may enter into additional foreign currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the Canadian dollar and/or the Mexican Peso.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended June 29, 2019:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
March 31, 2019 to April 27, 2019	—	$—	—	$55,573
April 28, 2019 to May 25, 2019	289	$5.60	—	55,573
May 26, 2019 to June 29, 2019	2,110	$4.39	—	55,573
Total	2,399	$4.54	—

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

(2)
On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of June 29, 2019, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of Cornerstone Building Brands, Inc. (filed as Exhibit 3.2 to Cornerstone’s Current Report on Form 8-K dated May 28, 2019 and incorporated by reference herein)

3.2	Seventh Amended and Restated By-Laws of Cornerstone Building Brands, Inc. (filed as Exhibit 3.1 to Cornerstone’s Current Report on Form 8-K dated May 28, 2019 and incorporated by reference herein)
*†10.1	Employment Agreement, effective June 17, 2019, between the Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Jeffrey S. Lee
†10.2	2003 Long-Term Stock Incentive Plan, as amended (as included in Cornerstone’s Proxy Statement on Schedule 14A dated April 22, 2019 and incorporated by reference herein)
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: August 7, 2019	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: August 7, 2019	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer