Form 10-Q
period 2019-09-28
Cornerstone Building Brands, Inc.
filed 2019-11-06
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	CNR	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value - 125,566,409 shares as of October 31, 2019.

TABLE OF CONTENTS

		PAGE
	Part I — Financial Information
Item 1.	Unaudited Consolidated Financial Statements	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2019 and July 29, 2018	1
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 28, 2019 and July 29, 2018	2
	Consolidated Balance Sheets as of September 28, 2019 and October 28, 2018	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2019 and July 29, 2018	4
	Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 28, 2019 and July 29, 2018, and the Transition Period ended December 31, 2018	5
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	55

	Part II — Other Information
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	57

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	July 29, 2018	September 28, 2019	July 29, 2018
Sales	$1,285,043	$548,525	$3,645,332	$1,426,943
Cost of sales	975,240	415,124	2,844,949	1,097,542
Gross profit	309,803	133,401	800,383	329,401
Selling, general and administrative expenses	154,034	79,039	466,368	228,231
Intangible asset amortization	44,725	2,412	132,699	7,237
Restructuring and impairment charges, net	4,984	(439)	15,522	1,143
Strategic development and acquisition related costs	10,500	3,642	36,668	5,503
Loss (gain) on disposition of business	—	(1,013)	—	5,673
Gain on insurance recovery	—	(4,741)	—	(4,741)
Income from operations	95,560	54,501	149,126	86,355
Interest income	155	48	491	118
Interest expense	(56,549)	(4,572)	(173,134)	(16,913)
Foreign exchange gain (loss)	(616)	(258)	1,084	(92)
Loss on extinguishment of debt	—	—	—	(21,875)
Other income, net	717	345	665	1,072
Income (loss) before income taxes	39,267	50,064	(21,768)	48,665
Provision (benefit) for income taxes	14,103	14,078	(4,448)	13,114
Net income (loss)	25,164	35,986	(17,320)	35,551
Net income allocated to participating securities	(374)	(221)	—	(248)
Net income (loss) applicable to common shares	$24,790	$35,765	$(17,320)	$35,303
Income (loss) per common share:
Basic	$0.20	$0.54	$(0.14)	$0.53
Diluted	$0.20	$0.54	$(0.14)	$0.53
Weighted average number of common shares outstanding:
Basic	125,557	66,335	125,526	66,361
Diluted	125,558	66,438	125,526	66,477
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	July 29, 2018	September 28, 2019	July 29, 2018
Comprehensive income (loss):
Net income (loss)	$25,164	$35,986	$(17,320)	$35,551
Other comprehensive loss, net of tax:
Foreign exchange translation gains (losses)	(1,862)	(68)	4,278	(92)
Unrealized loss on derivative instruments	(6,858)	—	(29,604)	—
Other comprehensive loss	(8,720)	(68)	(25,326)	(92)
Comprehensive income (loss)	$16,444	$35,918	$(42,646)	$35,459
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 28, 2019	October 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$105,244	$54,272
Restricted cash	3,872	245
Accounts receivable, less allowances of $9,948 and $6,249, respectively	594,681	233,297
Inventories, net	467,916	254,531
Income taxes receivable	27,641	1,012
Investments in debt and equity securities, at market	3,569	5,285
Prepaid expenses and other	74,882	34,821
Assets held for sale	5,018	7,272
Total current assets	1,282,823	590,735
Property, plant and equipment, less accumulated depreciation of $530,490 and $459,931, respectively	643,844	236,240
Lease right-of-use assets	308,256	—
Goodwill	1,677,929	148,291
Intangible assets, net	1,784,937	127,529
Deferred income taxes	—	982
Other assets, net	10,667	6,598
Total assets	$5,708,456	$1,110,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$4,150
Note payable	—	497
Payable pursuant to a tax receivable agreement	24,760	—
Accounts payable	235,247	170,663
Accrued compensation and benefits	84,951	65,136
Accrued interest	31,996	1,684
Accrued income taxes	18,137	11,685
Current portion of lease liabilities	68,993	—
Other accrued expenses	254,833	81,884
Total current liabilities	744,517	335,699
Long-term debt	3,267,646	403,076
Deferred income taxes	244,062	2,250
Long-term lease liabilities	243,624	—
Other long-term liabilities	280,722	39,085
Total long-term liabilities	4,036,054	444,411
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000, 125,621,510 and 125,566,409 shares authorized, issued and outstanding at September 28, 2019, respectively; and 100,000,000, 66,264,654 and 66,203,841 shares authorized, issued and outstanding at October 28, 2018, respectively	1,257	663
Additional paid-in capital	1,247,026	523,788
Accumulated deficit	(283,159)	(186,291)
Accumulated other comprehensive loss, net	(36,139)	(6,708)
Treasury stock, at cost (55,101 and 60,813 shares at September 28, 2019 and October 28, 2018, respectively)	(1,100)	(1,187)
Total stockholders’ equity	927,885	330,265
Total liabilities and stockholders’ equity	$5,708,456	$1,110,375
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 28, 2019	July 29, 2018
Cash flows from operating activities:
Net income (loss)	$(17,320)	$35,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191,485	30,974
Non-cash interest expense	6,233	1,140
Loss on extinguishment of debt	—	21,875
Share-based compensation expense	10,613	8,909
Loss on disposition of business, net	—	5,092
Gain on insurance recovery	—	(4,741)
Non-cash fair value premium on purchased inventory	16,249	—
Gains on asset sales, net	(335)	(875)
Provision for doubtful accounts	(492)	(177)
Deferred income taxes	(45,192)	(1,676)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(138,329)	(13,512)
Inventories	63,327	(64,882)
Income taxes	1,256	2,446
Prepaid expenses and other	(4,374)	(3,686)
Accounts payable	8,486	34,567
Accrued expenses	(21,005)	6,088
Other, net	(2,783)	(185)
Net cash provided by operating activities	67,819	56,908
Cash flows from investing activities:
Acquisitions, net of cash acquired	(179,184)	—
Capital expenditures	(86,364)	(34,867)
Proceeds from sale of property, plant and equipment	873	6,338
Business disposition, net	—	(1,426)
Proceeds from insurance	—	4,741
Net cash used in investing activities	(264,675)	(25,214)
Cash flows from financing activities:
Proceeds from stock options exercised	—	1,279
Proceeds from ABL facility	290,000	85,000
Payments on ABL facility	(120,000)	(85,000)
Proceeds from term loan	—	415,000
Payments on term loan	(12,810)	(145,184)
Payments on senior notes	—	(265,470)
Payments on note payable	—	(1,245)
Payments of financing costs	—	(6,521)
Payments related to tax withholding for share-based compensation	(231)	(5,048)
Purchases of treasury stock	—	(46,705)
Net cash provided by (used in) financing activities	156,959	(53,894)
Effect of exchange rate changes on cash and cash equivalents	1,406	(92)
Net decrease in cash, cash equivalents and restricted cash	(38,491)	(22,292)
Cash, cash equivalents and restricted cash at beginning of period	147,607	65,794
Cash, cash equivalents and restricted cash at end of period	$109,116	$43,502

See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Fiscal Quarters and Transition Period	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, June 29, 2019	125,588,427	$1,256	$1,243,897	$(308,323)	$(27,419)	(69,315)	$(1,207)	$908,204
Treasury stock purchases	—	—	—	—	—	(12,612)	(64)	(64)
Retirement of treasury shares	(26,826)	—	(171)	—	—	26,826	171	—
Issuance of restricted stock	46,178	1	(1)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	13,731	—	167	—	—	—	—	167
Other comprehensive loss	—	—	—	—	(8,720)	—	—	(8,720)
Share-based compensation	—	—	3,134	—	—	—	—	3,134
Net income	—	—	—	25,164	—	—	—	25,164
Balance, September 28, 2019	125,621,510	$1,257	$1,247,026	$(283,159)	$(36,139)	(55,101)	$(1,100)	$927,885

Transition Period Beginning Balance, October 28, 2018	66,264,654	$663	$523,788	$(186,291)	$(6,708)	(60,813)	$(1,187)	$330,265
Treasury stock purchases	—	—	—	—	—	(347,040)	(4,128)	(4,128)
Retirement of treasury shares	(296,954)	(3)	(3,634)	—	—	296,954	3,637	—
Issuance of restricted stock	977,226	10	(10)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	58,638,233	586	712,455	—	—	—	—	713,041
Other comprehensive loss	—	—	—	—	(4,105)	—	—	(4,105)
Share-based compensation	—	—	4,457	—	—	—	—	4,457
Cumulative effect of accounting change	—	—	—	(3,358)	—	—	—	(3,358)
Net loss	—	—	—	(76,190)	—	—	—	(76,190)
Transition Period Ending Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982

Balance, April 29, 2018	66,252,112	$663	$521,190	$(249,832)	$(7,555)	(109,793)	$(2,142)	$262,324
Treasury stock purchases	—	—	—	—	—	(21,940)	(436)	(436)
Retirement of treasury shares	(22,044)	—	(457)	—	—	22,044	457	—
Issuance of restricted stock	12,657	—	—	—	—	—	—	—
Stock options exercised	21,788	—	239	—	—	—	—	239
Other comprehensive loss	—	—	—	—	(68)	—	—	(68)
Deferred compensation obligation	—	—	(954)	—	—	48,876	954	—
Share-based compensation	—	—	1,041	—	—	—	—	1,041
Net income	—	—	—	35,986	—	—	—	35,986
Balance, July 29, 2018	66,264,513	$663	$521,059	$(213,846)	$(7,623)	(60,813)	$(1,167)	$299,086

See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—	—	—	—	—	(34,724)	(231)	(231)
Retirement of treasury shares	(84,810)	(1)	(722)	—	—	84,810	723	—
Issuance of restricted stock	109,430	2	(2)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	13,731	—	167	—	—	—	—	167
Other comprehensive loss	—	—	—	—	(25,326)	—	—	(25,326)
Deferred compensation obligation	—	—	(86)	—	—	5,712	86	—
Share-based compensation	—	—	10,613	—	—	—	—	10,613
Net loss	—	—	—	(17,320)	—	—	—	(17,320)
Balance, September 28, 2019	125,621,510	$1,257	$1,247,026	$(283,159)	$(36,139)	(55,101)	$(1,100)	$927,885

Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,938,974)	(51,753)	(51,753)
Retirement of treasury shares	(2,938,974)	(29)	(51,743)	—	—	2,938,974	51,772	—
Issuance of restricted stock	410,379	4	(4)	—	—	181,439	—	—
Stock options exercised	115,424	1	1,278	—	—	—	—	1,279
Other comprehensive loss	—	—	(55)	—	(92)	—	—	(147)
Deferred compensation obligation	—	—	(954)	—	—	48,876	954	—
Share-based compensation	—	—	8,909	—	—	—	—	8,909
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net income	—	—	—	35,551	—	—	—	35,551
Balance, July 29, 2018	66,264,513	$663	$521,059	$(213,846)	$(7,623)	(60,813)	$(1,167)	$299,086
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2019
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
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2019 through September 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2018.
Reporting Periods
On November 16, 2018, the Company’s Board of Directors approved a change to the Company’s fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger (as defined below) to align the Company’s fiscal year end with Ply Gem’s (as defined below). As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 29, 2018 to December 31, 2018, which period is referred to herein as the “Transition Period”. The financial statements contained herein are being filed as part of a Quarterly Report on Form 10-Q for the period from June 30, 2019 through September 28, 2019. References in this Quarterly Report on Form 10-Q to “fiscal year 2018” or “fiscal 2018” refer to the period from October 30, 2017 through October 28, 2018. The results of operations for the three and nine months ended July 29, 2018 are presented herein as the comparable period to the three and nine months ended September 28, 2019. The Company did not recast the consolidated financial statements for the period from June 30, 2018 to September 28, 2018 or January 1, 2018 to September 28, 2018 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical.
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
Gain/Loss on Disposition of Business
During the three and nine months ended July 29, 2018, the Company recognized a $1.0 million gain related to the disposal of a non-strategic product line in the Commercial segment. In the second quarter of fiscal 2018, the Company closed on the sale of CENTRIA International LLC, which owned our China manufacturing facility. The Company recognized a $6.7 million loss on the sale, which is included in the Commercial segment financial results for the nine month period ended July 29, 2018. The disposition did not represent a strategic shift that had a major effect on the Company’s operations or financial results.

Gain on Insurance Recovery
In June 2016, the Company experienced a fire at a facility in the Commercial segment. During the third quarter of fiscal 2018, the Company received final proceeds of $4.7 million as reimbursement for new assets acquired and recognized a $4.7 million gain on insurance recovery in the consolidated statements of operations.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

September 28, 2019
Cash and cash equivalents	$105,244
Restricted cash(1)	3,872
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$109,116
(1)Restricted cash at September 28, 2019 primarily relates to an escrow balance held for an outstanding earnout agreement.
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

The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	July 29, 2018	September 28, 2019	July 29, 2018
Commercial Net Sales Disaggregation:
Metal building products	$320,028	$384,311	$914,623	$964,924
Insulated metal panels	109,322	106,605	332,403	303,910
Metal coil coating	35,556	57,609	123,126	158,109
Total	$464,906	$548,525	$1,370,152	$1,426,943

Siding Net Sales Disaggregation:
Vinyl siding	$148,912	$—	$400,220	$—
Metal	75,933	—	199,265	—
Injection molded	17,429	—	47,163	—
Stone	32,254	—	70,441	—
Other products & services	41,271	—	123,512	—
Total	$315,799	$—	$840,601	$—

Windows Net Sales Disaggregation:
Vinyl windows	$481,104	$—	$1,355,333	$—
Aluminum windows	11,951	—	39,678	—
Other	11,283	—	39,568	—
Total	$504,338	$—	$1,434,579	$—

Total Net Sales:	$1,285,043	$548,525	$3,645,332	$1,426,943

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
The adoption of the new standard resulted in the recognition of additional operating liabilities of $304.1 million with corresponding right-of-use (“ROU”) assets of $304.1 million, based on the present value of the remaining minimum rental payments. The Company recognized no adjustment to opening balance of accumulated deficit as of January 1, 2019. The new standard also provides for practical expedients for an entity’s ongoing accounting. Additional disclosures on leases are included in Note 8 — Leases.
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

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Restricted cash	$3,379
Accounts receivable	17,134
Inventories	13,062
Prepaid expenses and other current assets	3,677
Property, plant and equipment	14,295
Lease right of use assets	11,372
Intangible assets (trade names/customer relationships)	91,170
Goodwill	60,487
Other assets	157
Total assets acquired	214,733
Liabilities assumed:
Accounts payable	5,910
Other accrued expenses	11,445
Lease liabilities	11,365
Other long-term liabilities	3,450
Total liabilities assumed	32,170
Net assets acquired	$182,563
The $60.5 million of goodwill was allocated to the Siding segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
During the nine months ended September 28, 2019, the Company incurred $1.5 million of acquisition-related costs for Environmental Stoneworks, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations. There were no significant acquisition-related costs incurred during the three months ended September 28, 2019.
The final acquisition accounting allocation for the Environmental Stoneworks Acquisition remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remained open as of September 28, 2019, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the fourth quarter of fiscal 2019.

Ply Gem Merger
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). On November 15, 2018, at a special meeting of NCI shareholders, NCI’s shareholders approved, among other items, the Merger Agreement and the issuance in the Merger of 58,709,067 shares of NCI common stock, par value $0.01 per share (“NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018 (the “Closing Date”). The total value of shares of NCI Common Stock issued pursuant to the Stock Issuance was approximately $713.9 million based on the number of shares issued multiplied by the NCI Common Stock closing share price of $12.16 on the Closing Date. There are approximately 57,103 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at September 28, 2019. For accounting and legal purposes, NCI was the accounting and legal acquirer of Ply Gem as of the Closing Date and Ply Gem’s results have been included within NCI from the Closing Date.
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

Assets acquired:
Cash	$102,121
Accounts receivable	345,801
Inventories	301,513
Prepaid expenses and other current assets	51,223
Property, plant and equipment	364,981
Intangible assets (trade names/customer relationships)	1,720,000
Goodwill	1,469,563
Other assets	3,262
Total assets acquired	4,358,464
Liabilities assumed:
Accounts payable	139,955
Tax receivable agreement liability	47,355
Other accrued expenses (inclusive of $25.3 million for current warranty liabilities)	246,341
Debt (inclusive of current portion)	2,674,767
Other long-term liabilities ($163.6 million for accrued long-term warranty)	163,561
Deferred income taxes	325,593
Other long-term liabilities	31,947
Total liabilities assumed	3,629,519
Net assets acquired	$728,945
At the acquisition date, $840.6 million of goodwill allocated to the Siding segment and $629.0 million allocated to the Windows segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
The final acquisition accounting allocation for the Merger remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include various income tax assets and liabilities, accounts receivable, inventories, goodwill, intangibles, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remained open as of September 28, 2019, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the fourth quarter of fiscal 2019.

Unaudited Pro Forma Financial Information
During the three and nine months ended September 28, 2019, Environmental Stoneworks contributed net sales of $45.4 million and $108.2 million, respectively, and net income of $2.8 million and $5.8 million, respectively, which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for Cornerstone, prepared in accordance with ASC 805, for the three and nine months ended September 28, 2019 and July 29, 2018 as if the Environmental Stoneworks and Ply Gem (disclosed below) acquisitions had occurred on October 30, 2017 (beginning of the nine months ended July 29, 2018) (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	July 29, 2018	September 28, 2019	July 29, 2018
Net sales	$1,285,043	$1,381,820	$3,661,428	$3,668,062
Net income (loss) applicable to common shares	28,456	(56,165)	10,532	(221,019)
Net income (loss) per common share:
Basic	$0.23	$(0.45)	$0.08	$(1.76)
Diluted	$0.23	$(0.45)	$0.08	$(1.76)
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
NOTE 4 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Commercial	Siding	Windows	Total
Balance, October 28, 2018	$148,291	$—	$—	$148,291
Goodwill recognized from Merger	—	854,606	639,447	1,494,053
Currency translation	—	(1,220)	(913)	(2,133)
Balance, December 31, 2018	$148,291	$853,386	$638,534	$1,640,211
Goodwill recognized from Environmental Stoneworks Acquisition	—	60,487	—	60,487
Currency translation	—	985	736	1,721
Purchase accounting adjustments	—	(14,009)	(10,481)	(24,490)
Balance, September 28, 2019	$148,291	$900,849	$628,789	$1,677,929

NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	September 28, 2019	October 28, 2018
Raw materials	$265,888	$205,902
Work in process and finished goods	202,028	48,629
	$467,916	$254,531

NOTE 6 — INTANGIBLES
The table that follows presents the major components of intangible assets as of September 28, 2019 and October 28, 2018 (in thousands):

	Range of Life (Years)			Cost	Accumulated Amortization	Net Carrying Value
As of September 28, 2019
Amortized intangible assets:
Trademarks/Trade names(1)	6	–	15	$252,942	$(34,257)	$218,685
Customer lists and relationships	5	–	20	1,737,060	(170,808)	1,566,252
Total intangible assets				$1,990,002	$(205,065)	$1,784,937
(1) During the nine months ended September 28, 2019, the Company began amortization of trade names previously classified as indefinite-lived over an eight-year period.

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $5.0 million and $7.3 million as of September 28, 2019 and October 28, 2018, respectively. All of these assets continued to be actively marketed for sale or were under contract as of September 28, 2019.
During the nine months ended September 28, 2019 the Company determined an alternative use for a facility in the Commercial segment that had previously been classified as held for sale and reclassified the net book value of $1.7 million to property, plant and equipment and recorded an immaterial depreciation adjustment. Additionally, during the nine months ended September 28, 2019, the Company closed on the sale of an idled facility in the Commercial segment which had previously been classified as held for sale. In connection with the sale we received net proceeds of $0.9 million and recognized a net gain of $0.3 million, which is included in restructuring and impairment charges, net, in the consolidated statements of operations for the nine months ended September 28, 2019.

Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $5.0 million as of September 28, 2019.
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
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at commencement date. Few of the Company’s lease contracts provide a readily determinable implicit rate. For these contracts, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Weighted average information about the Company’s lease portfolio as of September 28, 2019 was as follows:

Weighted-average remaining lease term	5.6 years
Weighted-average IBR	6.08%
Operating lease costs for the three and nine months ended September 28, 2019 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating lease costs
Fixed lease costs	$23,903	$77,125
Variable lease costs(1)	8,654	27,868

(1) Includes short-term lease costs, which are immaterial.
Cash and non-cash activities for the three and nine months ended September 28, 2019 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23,463	$66,936

Right-of-use assets obtained in exchange for new operating lease liabilities	$47,236	$372,269

Future minimum lease payments under non-cancelable leases as of September 28, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the nine months ended September 28, 2019)	$23,640
2020	86,617
2021	76,607
2022	61,548
2023	34,935
Thereafter	119,393
Total future minimum lease payments	402,740
Less: interest	90,123
Present value of future minimum lease payments	$312,617

As of September 28, 2019
Current portion of lease liabilities	$68,993
Long-term portion of lease liabilities	243,624
Total	$312,617

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
As of September 28, 2019, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of RSUs, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards, which are settled in cash. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change of control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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
Stock option awards
During the nine months ended September 28, 2019, we granted 0.4 million stock options. The average grant date fair value of options granted during the nine months ended September 28, 2019 was $1.97 per share. We did not grant stock options during the nine months ended July 29, 2018. No options were exercised during the nine months ended September 28, 2019. During the nine months ended July 29, 2018, 0.1 million options with an intrinsic value of $0.8 million were exercised and cash received from options exercised was $1.3 million.
Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the nine months ended September 28, 2019, we granted RSUs to key employees with a fair value of $2.8 million representing approximately 0.5 million shares. During the nine months ended July 29, 2018, we granted RSUs with a fair value of $6.8 million, representing 0.3 million shares.
During the nine months ended September 28, 2019, we granted PSUs with a total fair value of approximately $0.4 million to key employees. During the nine months ended July 29, 2018, we granted PSUs with a total fair value of approximately $3.8 million and $2.8 million, to the Company’s senior executives and key employees, respectively. On November 16, 2018, upon consummation of the Merger, certain PSUs that were issued in fiscal 2017 and fiscal 2018 converted to RSUs at 100% and continue to vest in accordance with the original schedule, as the Board of Directors approved the treatment of existing awards, at the Merger date, as if a change in control had occurred, per the respective agreements governing each award.
Share-based compensation expense
During the three and nine months ended September 28, 2019 we recorded share-based compensation expense for all awards of $3.1 million and $10.6 million, respectively. During the three and nine months ended July 29, 2018, we recorded share-based compensation expense for all awards of $1.0 million and $8.9 million, respectively. Share-based compensation expense for the nine months ended July 29, 2018 included accelerated awards of $3.6 million due to the retirement of the Company’s former CEO.

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

	Three Months Ended		Nine Months Ended
	September 28, 2019	July 29, 2018	September 28, 2019	July 29, 2018
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$24,790	$35,765	$(17,320)	$35,303
Denominator for Basic and Diluted Income Per Common Share
Weighted average basic number of common shares outstanding	125,557	66,335	125,526	66,361
Common stock equivalents:
Employee stock options	1	95	—	98
PSUs and Performance Share Awards	—	8	—	18
Weighted average diluted number of common shares outstanding	125,558	66,438	125,526	66,477

Basic income (loss) per common share	$0.20	$0.54	$(0.14)	$0.53
Diluted income (loss) per common share	$0.20	$0.54	$(0.14)	$0.53

Incentive Plan securities excluded from dilution(1)	5,189	—	4,974	—
(1)Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the nine months ended September 28, 2019 and July 29, 2018 (in thousands):

	Nine Months Ended
	September 28, 2019	July 29, 2018
Beginning balance	$134,515	$32,418
Purchase accounting adjustments	84,280	—
Warranties sold	2,313	2,616
Revenue recognized	(2,075)	(1,971)
Expense	22,006	—
Settlements	(22,285)	(1,654)
Ending balance	218,754	31,409
Less: current portion	31,294	5,970
Total, less current portion	$187,460	$25,439
The Company records the current warranty obligation within other accrued expenses and the long-term warranty obligation within other long-term liabilities within the Company’s consolidated balance sheets at September 28, 2019 and October 28, 2018.
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

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Three Months Ended September 28, 2019			Three Months Ended July 29, 2018
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$11	$6	$17	$22	$7	$29
Interest cost	974	66	1,040	494	62	556
Expected return on assets	(1,234)	—	(1,234)	(729)	—	(729)
Amortization of prior service cost	15	—	15	15	—	15
Amortization of net actuarial loss	704	—	704	248	—	248
Net periodic benefit cost	$470	$72	$542	$50	$69	$119

	Nine Months Ended September 28, 2019			Nine Months Ended July 29, 2018
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$32	$17	$49	$65	$21	$86
Interest cost	2,922	197	3,119	1,481	185	1,666
Expected return on assets	(3,701)	—	(3,701)	(2,187)	—	(2,187)
Amortization of prior service cost	43	—	43	43	—	43
Amortization of net actuarial loss	2,112	—	2,112	743	—	743
Net periodic benefit cost	$1,408	$214	$1,622	$145	$206	$351
We expect to contribute $2.3 million to the Defined Benefit Plans in the year ending December 31, 2019. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 13 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	September 28, 2019	October 28, 2018
Asset-based revolving credit facility due April 2023	$170,000	$—
Asset-based revolving credit facility due February 2023	—	—
Term loan facility due April 2025	2,536,397	—
Term loan facility due February 2025	—	412,925
Cash flow revolver due April 2023	—	—
8.00% senior notes due April 2026	645,000	—
Less: unamortized discounts and unamortized deferred financing costs(1)	(58,151)	(5,699)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,293,246	407,226
Less: current portion of long-term debt	25,600	4,150
Total long-term debt, less current portion	$3,267,646	$403,076
(1)Includes the unamortized deferred financing costs associated with the term loan facilities and senior notes. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $2.6 million and $1.1 million as of September 28, 2019 and October 28, 2018, respectively, are classified in other assets on the consolidated balance sheets.
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
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At September 28, 2019, the interest rates on the Current Term Loan Facility were as follows:

September 28, 2019
Interest rate	5.79%
Effective interest rate	6.51%
The Company entered into certain interest rate swap agreements during the nine months ended September 28, 2019 to convert a portion of its variable rate debt to fixed. See Note 16 - Fair Value of Financial Instruments and Fair Value Measurements.
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
Subject to certain exceptions, the Current Term Loan Facility is subject to mandatory prepayments in an amount equal to:
•the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and
•50% of annual excess cash flow (as defined in the Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. The annual excess cash flow assessment will begin with the Company’s 2019 fiscal year, payable within five business days after the delivery of the annual financial statements.
The obligations under the Current Cash Flow Credit Agreement are guaranteed by each direct and indirect wholly-owned U.S. restricted subsidiary of the Company, subject to certain exceptions, and are secured by:
•a perfected security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor (other than ABL Priority Collateral (as defined below)), including the capital stock of each direct material wholly-owned U.S. restricted subsidiary owned by the Company and each subsidiary guarantor, and 65% of the capital stock of any non-U.S. subsidiary held directly by the Company or any subsidiary guarantor, subject to certain exceptions (the “Cash Flow Priority Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Current ABL Facility; and
•a perfected security interest in the ABL Priority Collateral, which security interest will be junior to the security interest in the ABL Priority Collateral securing the Current ABL Facility.
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

Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of September 28, 2019, the Company had the following in relation to the Current ABL Facility (in thousands):

September 28, 2019
Excess availability	$405,976
Revolving loans outstanding	170,000
Letters of credit outstanding	30,311
Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee. At September 28, 2019, the weighted average interest rate on the Current ABL Facility was 3.66%.
The obligations under the Current ABL Credit Agreement are guaranteed by each direct and indirect wholly-owned U.S. restricted subsidiary of the Company, subject to certain exceptions, and are secured by:
•a perfected security interest in all present and after-acquired inventory, accounts receivable, deposit accounts, securities accounts, and any cash or other assets in such accounts and other related assets owned by the Company and the U.S. subsidiary guarantors and the proceeds of any of the foregoing, except to the extent such proceeds constitute Cash Flow Priority Collateral, and subject to certain exceptions (the “ABL Priority Collateral”), which security interest is senior to the security interest in the foregoing assets securing the Current Cash Flow Facilities; and
•a perfected security interest in the Cash Flow Priority Collateral, which security interest will be junior to the security interest in the Cash Flow Collateral securing the Current Cash Flow Facilities.
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 8.64% as of September 28, 2019, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
The Company may redeem the 8.00% Senior Notes in whole or in part at any time as set forth below:
•prior to April 15, 2021, the Company may redeem the 8.00% Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date, plus the applicable make-whole premium;

•prior to April 15, 2021, the Company may redeem up to 40.0% of the original aggregate principal amount of the 8.00% Senior Notes with proceeds of certain equity offerings, at a redemption price of 108%, plus accrued and unpaid interest, if any, to but not including the redemption date; and
•on or after April 15, 2021, the Company may redeem the 8.00% Senior Notes at specified redemption prices starting at 104% and declining ratably to 100.0% by April 15, 2023, plus accrued and unpaid interest, if any, to but not including the redemption date.
Redemption of 8.25% Senior Notes
On January 16, 2015, the Company issued $250.0 million in aggregate principal amount of the 8.25% Senior Notes. On February 8, 2018, the Company redeemed the outstanding $250.0 million aggregate principal amount of the 8.25% Senior Notes for approximately $265.5 million using the proceeds from borrowings under the Pre-merger Term Loan Credit Facility.
During the nine months ended July 29, 2018, the Company incurred a pretax loss, primarily on the extinguishment of the Notes, of $21.9 million, of which approximately $15.5 million represents the call premium paid on the redemption of the Notes.
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of September 28, 2019, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of September 28, 2019, the Company had no notes payable outstanding. As of October 28, 2018, the Company had an outstanding note payable in the amount of $0.5 million related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
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

As of September 28, 2019, the CD&R Investor Group owned approximately 49.3% of the outstanding shares of the Company’s Common Stock. At October 28, 2018, the CD&R Fund VIII Investor Group owned approximately 34.4% of the outstanding shares of the Company’s Common Stock.
NOTE 15 — STOCK REPURCHASE PROGRAM
On September 8, 2016, the Company announced that its Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of the Company’s outstanding Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. Shares repurchased pursuant to the repurchase programs are usually retired. There is no time limit on the duration of the programs.
During the nine months ended September 28, 2019, there were no repurchases under the stock repurchase programs. During the nine months ended July 29, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Fund VIII Investor Group’s 2017 Secondary Offering (see Note 14 — CD&R Investor Group). As of September 28, 2019, approximately $55.6 million remained available for stock repurchases under the programs. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the nine months ended September 28, 2019 and July 29, 2018, the Company withheld thirty-five thousand and 0.3 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the nine months ended September 28, 2019, the Company cancelled 0.1 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, resulting in a $0.7 million decrease in both treasury stock and additional paid in capital. During the nine months ended July 29, 2018, the Company cancelled 2.9 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs, resulting in an approximate $51.8 million decrease in both treasury stock and additional paid in capital.
NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of September 28, 2019 and October 28, 2018, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At September 28, 2019, there was $170.0 million of borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	September 28, 2019		October 28, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facilities	$2,536,397	$2,478,263	$412,925	$412,409
8.00% Senior Notes	645,000	632,100	—	—
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of September 28, 2019 and October 28, 2018.
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
Foreign currency hedge: The fair value of the foreign currency forward contract agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2).
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2019 and October 28, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 28, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$27	$—	$—	$27
Mutual funds – Growth	991	—	—	991
Mutual funds – Blend	1,625	—	—	1,625
Mutual funds – Foreign blend	528	—	—	528
Mutual funds – Fixed income	—	398	—	398
Total short-term investments in deferred compensation plan(2)	3,171	398	—	3,569
Foreign currency hedge(4)	—	95	—	—
Total assets	$3,171	$493	$—	$3,664

Liabilities:
Deferred compensation plan liability(2)	$—	$3,564	$—	$3,564
Interest rate swap liability(3)	—	38,853	—	38,853
Total liabilities	$—	$42,417	$—	$42,417

	October 28, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$369	$—	$—	$369
Mutual funds – Growth	1,118	—	—	1,118
Mutual funds – Blend	2,045	—	—	2,045
Mutual funds – Foreign blend	812	—	—	812
Mutual funds – Fixed income	—	941	—	941
Total short-term investments in deferred compensation plan(2)	4,344	941	—	5,285
Total assets	$4,344	$941	$—	$5,285

Liabilities:
Deferred compensation plan liability(2)	$—	$4,639	$—	$4,639
Total liabilities	$—	$4,639	$—	$4,639
(1)Unrealized holding gains (losses) for the three months ended September 28, 2019 and July 29, 2018 were $(0.1) million and $0.2 million, respectively. Unrealized holding gains for the nine months ended September 28, 2019 and July 29, 2018 were $0.4 million and $0.3 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.
(3)In May 2019, the Company entered into interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s unsecured variable debt. The interest rate swaps effectively convert a portion of the floating rate interest payments into a fixed rate interest payment. There are three interest rate swaps that cover $500.0 million of notional debt each and fix the interest rate at 5.918%, 5.906% and 5.907%, respectively. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The interest rate swap liability is included within other long-term liabilities on the consolidated balance sheets.
(4)In July 2019, the Company entered into a forward contract agreement to hedge approximately $21.9 million of its 2019 non-functional currency inventory purchases. This forward contract was established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The forward contract is highly correlated to the changes in the U.S. dollar relative to the Canadian dollar. Unrealized gains and losses on these agreements are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. During the three months ended September 28, 2019, the Company realized a gain of approximately $0.1 million within cost of goods sold in the consolidated statement of operations based on these cash flow hedges. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings.

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
For the nine months ended September 28, 2019, the Company's estimated annual effective income tax rate was approximately 40.9%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, foreign income taxes, and the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the federal statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The effective tax rate including discrete items related to unrecognized tax benefits and adjustments to state income tax rates was 20.4% for the nine months ended September 28, 2019.
Valuation allowance
As of September 28, 2019, the Company remains in a valuation allowance position, in the amount of $21.4 million, against its deferred tax assets for certain state and Canadian jurisdictions for certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary. As a result of the Merger, net operating losses may be subject to limitation under Section 382.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the nine months ended September 28, 2019, the tax reserves increased by approximately $6.9 million. The increase is primarily due to uncertain tax positions that were previously netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of September 28, 2019 was approximately $11.9 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheet.
Tax receivable agreement (“TRA”) liability
The TRA liability generally provides for the payment by Ply Gem to a third party entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Ply Gem actually realizes as a result of (i) net operating loss carryovers (“NOLs”) from periods ending before January 1, 2013, (ii) deductible expenses attributable to Ply Gem’s 2013 initial public offering and (iii) deductions related to imputed interest. This liability carried over to the Company in connection with the consummation of the Merger on November 16, 2018. Ply Gem’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as Ply Gem retains the benefit of 15% of the tax savings. As of September 28, 2019, the Company had a $24.8 million current liability for the amount due pursuant to the Tax Receivable Agreement and expects to pay this amount by December 31, 2019.

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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. During the nine months ended September 28, 2019, the Company changed the manner in which costs were allocated to the Commercial segment for commercial cost centers that had previously been categorized as unallocated corporate costs. Corporate unallocated expenses include share-based compensation expenses, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt and other income (expense).
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	July 29, 2018	September 28, 2019	July 29, 2018
Net sales:
Commercial	$464,906	$548,525	$1,370,152	$1,426,943
Siding	315,799	—	840,601	—
Windows	504,338	—	1,434,579	—
Total net sales	$1,285,043	$548,525	$3,645,332	$1,426,943
Operating income:
Commercial	$59,317	$79,964	$142,436	$157,785
Siding	37,063	—	51,346	—
Windows	34,446	—	62,039	—
Corporate	(35,266)	(25,463)	(106,695)	(71,430)
Total operating income	95,560	54,501	149,126	86,355
Unallocated other expense, net	(56,293)	(4,437)	(170,894)	(37,690)
Income (loss) before taxes	$39,267	$50,064	$(21,768)	$48,665

	September 28, 2019	October 28, 2018
Total assets:
Commercial	$1,013,517	$1,024,433
Siding	2,395,916	—
Windows	2,100,574	—
Corporate	198,449	85,942
Total assets	$5,708,456	$1,110,375

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
One of the Company’s subsidiaries entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, the Company provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”). In 2012, the EPA approved the Workplan, which the Company is currently implementing. Current estimates of remaining costs for predicted assessment, remediation and monitoring activities as of September 28, 2019 are $4.5 million. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities at September 28, 2019 and approximately $4.2 million within other long-term liabilities in the Company’s consolidated balance sheets at September 28, 2019. The Company may incur costs that exceed its recorded environmental liability. The Company will adjust its environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska referred to as the “PCE/TCE Northeast Contamination Site”. A subsidiary of the Company has been named a potentially responsible party (“PRP”) with respect to the PCE/TCE Northeast Contamination Site. As a PRP, the Company could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, the Company has recorded a liability of $5.0 million within other long-term liabilities in its consolidated balance sheets as of September 28, 2019.
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. Aurora alleges that Atrium’s breach of the Agreement has resulted in damages in excess of $48.0 million. Arbitration of the matter is currently stayed but may begin in 2019.
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
Other contingencies
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of September 28, 2019.

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
•downturns in the residential new construction and repair and remodeling end markets, or the economy or the availability of consumer credit;
•volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;
•inability to successfully develop new products or improve existing products;
•the effects of manufacturing or assembly realignments;
•changes in laws or regulations;
•the effects of certain external domestic or international factors that we may not be able to control, including war, civil conflict, terrorism, natural disasters and public health issues;
•our ability to obtain financing on acceptable terms;
•recognition of goodwill or other asset impairment charges;
•commodity price volatility and/or limited availability of raw materials, including steel, PVC resin and aluminum;
•retention and replacement of key personnel;
•increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers;
•our ability to employ, train and retain qualified personnel at a competitive cost;
•enforcement and obsolescence of our intellectual property rights;
•changes in foreign currency exchange rates;
•costs and liabilities related to compliance with environmental laws and environmental clean-ups;
•changes in building codes and standards;
•potential product liability claims, including class action claims and warranties, relating to products we manufacture;
•competitive activity and pricing pressure in our industry;

•the credit risk of our customers;
•the dependence on a core group of significant customers in our Windows and Siding segments;
•operational problems or disruptions at any of our facilities, including natural disasters;
•volatility of the Company’s stock price;
•our ability to make strategic acquisitions accretive to earnings;
•our ability to carry out our restructuring plans and to fully realize the expected cost savings;
•significant changes in factors and assumptions used to measure certain of Ply Gem’s defined benefit plan obligations and the effect of actual investment returns on pension assets;
•volatility in transportation, energy and freight prices;
•the adoption of climate change legislation;
•limitations on our net operating losses, interest deductibility, and payments under the tax receivable agreement;
•breaches of our information system security measures;
•damage to our major information management systems;
•necessary maintenance or replacements to our enterprise resource planning technologies;
•potential personal injury, property damage or product liability claims or other types of litigation;
•compliance with certain laws related to our international business operations;
•the effect of tariffs on steel and other imports;
•the cost and difficulty associated with integrating and combining acquired businesses;
•potential write-downs or write-offs, restructuring and impairment or other charges required in connection with the Merger;
•potential claims arising from the operations of our various businesses arising from periods prior to the dates they were acquired;
•substantial governance and other rights held by the Investors;
•the effect on our common stock price caused by transactions engaged in by the Investors, our directors or executives;
•our substantial indebtedness and our ability to incur substantially more indebtedness;
•limitations that our debt agreements place on our ability to engage in certain business and financial transactions;
•the effect of increased interest rates on our ability to service our debt;
•downgrades of our credit ratings; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended October 28, 2018 (the “2018 Form 10-K”), our Transition Report on Form 10-Q for the Transition Period and other filings we make with the SEC.
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
We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit and operating income, as well as whether each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard growth in earnings, as the key indicator of shareholder value.
Reporting Periods
On November 16, 2018, the Company’s Board of Directors approved a change to the Company's fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger to align both Companies’ fiscal year ends. As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 29, 2018 to December 31, 2018, which period is referred to herein as the "Transition Period". References in this Quarterly Report on Form 10-Q to “fiscal year 2018” or “fiscal 2018” refer to the period from October 30, 2017 through October 28, 2018. The results of operations for the three and nine months ended July 29, 2018 are presented herein as the comparable period to the three and nine months ended September 28, 2019. The Company did not recast the consolidated financial statements for the period from June 30, 2018 to September 28, 2018 or January 1, 2018 to September 28, 2018, because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical.
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
The Company incurred approximately $36.3 million of acquisition expenses during the nine months ended September 28, 2019 related to the Merger, primarily for integration expenses, various third-party consulting and due-diligence services, and financial advisors’ fees, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.

Change in Operating Segments
For the Transition Period, the Company began reporting results under three reportable segments: (i) Commercial, (ii) Siding, and (iii) Windows, to align with how the Company manages its business, reviews operating performance and allocates resources following the Merger. The Commercial segment will include the aggregate operating results of the Company’s legacy businesses, and the Siding and Windows segments will include the operating results of the legacy Ply Gem operating segments. Prior periods have been recast to conform to the current segment presentation.
Three Months Ended September 28, 2019
Consolidated sales increased by approximately 134.3% for the three months ended September 28, 2019 as compared to the three months ended July 29, 2018. The improvement was primarily driven by the $820.1 million incremental aggregate sales of Ply Gem and ESW for the three months ended September 28, 2019. The impact of the added business is partially offset by lower sales in the Commercial segment, which decreased $83.6 million.
The Company’s gross profit percentage for the three months ended September 28, 2019 was 24.1% as compared to 24.3% in the third quarter of fiscal 2018. The lower gross margin was primarily caused by the inclusion of certain Ply Gem product lines, specifically Windows, that carry a lower gross margin than certain legacy Commercial products combined with integration synergies and cost reduction initiatives implemented in connection with the merger between Ply Gem and NCI. Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather. As a result, weather conditions in the first and fourth quarters of each calendar year will result in these quarters producing significantly less sales revenue and profitability than our second and third quarters of the year.
Industry Conditions
Commercial
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first and fourth quarters of each fiscal year compared to the second and third quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.
According to Dodge Data & Analytics (“Dodge”), low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down approximately 6% during the first nine months of 2019 as compared to the same period in 2018. According to the Dodge fourth quarter 2019 forecast, as measured in square feet, non-residential buildings starts are expected to dip 3% in 2019 and 8% in 2020. However, Dodge typically revises initial reported figures.
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
Residential (Siding and Windows)
Our residential building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home. From an industry perspective, we evaluate the new construction environment by reviewing the U.S. Census Bureau single family housing start statistics to assess the performance of the new construction market for a normal quarterly period. For the three months ended September 28, 2019, we evaluated U.S. Census Bureau single family housing starts in the period from March 2019 to June 2019 to assess the demand impacts for our products for the three months ended September 28, 2019 noting that single family housing starts decreased 7.1% due to a general softening in overall economic conditions specifically for new construction. For new construction, we also examine where these single-family housing starts occur geographically as the Northeast, which decreased 8.1%, and Midwest, which decreased 17.5%, are significant vinyl siding concentrated areas relative to the South and the West. In addition to new construction, we also evaluate the repair and remodeling market to assess residential market conditions by evaluating the Leading Indicator of Remodeling Activity (“LIRA”). For the third quarter of 2019, LIRA reflected that the trailing 12 months of remodeling activity decreased from 6.8% for the third quarter of 2018 to 5.9% indicating a decline in the repair and remodeling market due to recent economic conditions. Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute ("VSI"), a third party which summarizes vinyl siding unit sales for the industry. For the three months ended September 28, 2019, the VSI reported that siding units increased 4.1% for the industry. Overall, our Siding segment, excluding stone, is heavily weighted to the repair and remodeling market with approximately 65% of our net sales being attributed to repair and remodeling with the remaining 35% attributed to the new construction market.

For the nine months ended September 28, 2019, we evaluated U.S. Census Bureau single family housing starts in the period from September 2018 to June 2019 to assess the demand impacts for our products for the nine months ended September 28, 2019 noting that single family housing starts decreased 5.0% during this period due to inclement wet weather that existed during late Spring and a general softening in overall economic conditions. For new construction, we also examine where these single-family housing starts occur geographically as the Northeast; which decreased 3.1%, and Midwest, which decreased 12.5%, are significant vinyl siding concentrated areas relative to the South and the West. In addition to new construction, we also evaluate the repair and remodeling market to assess residential market conditions by evaluating the LIRA. For the third quarter of 2019, LIRA reflected that the trailing 12 months of remodeling activity decreased from 6.8% for the third quarter of 2018 to 5.9% indicating a decline in the repair and remodeling market. Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the VSI, a third party which summarizes vinyl siding unit sales for the industry. For the nine months ended September 28, 2019, the VSI reported that siding units increased 1.6% for the industry. As of September 28, 2019, our U.S. market position in vinyl siding was 37.1% while our share of the Canadian vinyl siding market was 33.4%.
Historically, we evaluate our net sales performance within the Windows segment by evaluating our net sales for the new construction market and the repair and remodeling market. Overall, our Windows segment is weighted to the new construction market with approximately 50% of our net sales attributed to new construction with the remaining 50% attributed to the repair and remodeling market.

RESULTS OF OPERATIONS
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) Commercial, (ii) Siding, and (iii) Windows. Our operating segments operate in the commercial and residential new construction, and repair & remodel construction markets. Sales and earnings are influenced by general economic conditions, the level of residential and nonresidential construction activity, commodity costs, such as steel, aluminum, and PVC, other input costs such as labor and freight, and the availability and terms of financing available for construction. The operating segments follow the same accounting policies used for our consolidated financial statements.
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
We have revised our segment reporting to represent how we now manage our business, recasting prior periods to conform to the current segment presentation. The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	July 29, 2018	September 28, 2019	July 29, 2018
Net sales:
Commercial	$464,906	$548,525	$1,370,152	$1,426,943
Siding	315,799	—	840,601	—
Windows	504,338	—	1,434,579	—
Total net sales	$1,285,043	$548,525	$3,645,332	$1,426,943
Operating income:
Commercial	$59,317	$79,964	$142,436	$157,785
Siding	37,063	—	51,346	—
Windows	34,446	—	62,039	—
Corporate	(35,266)	(25,463)	(106,695)	(71,430)
Total operating income	$95,560	$54,501	$149,126	$86,355
Unallocated other expense, net	(56,293)	(4,437)	(170,894)	(37,690)
Income (loss) before taxes	$39,267	$50,064	$(21,768)	$48,665
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
For the three and nine months ended September 28, 2019, the Commercial segment contains operating segment results for the period with a comparison to the three and nine months ended July 29, 2018. During the three months ended June 29, 2019, the Company prospectively changed the manner in which costs were allocated to the Commercial segment for commercial cost centers that had previously been categorized as unallocated corporate costs. The Siding and Windows segments contain operating segment results for the three and nine months ended September 28, 2019 with no comparative information included as these operating segments did not exist within Cornerstone for the three and nine months ended July 29, 2018.

THREE MONTHS ENDED SEPTEMBER 28, 2019 COMPARED TO THREE MONTHS ENDED JULY 29, 2018
Commercial

	Three Months Ended
(Amounts in thousands)	September 28, 2019		July 29, 2018
Statement of operations data:
Net sales	$464,906	100.0%	$548,525	100.0%
Gross profit	120,876	26.0%	133,401	24.3%
SG&A expense (including acquisition costs)	58,735	12.6%	56,779	10.4%
Amortization of intangible assets	2,824	0.6%	2,412	0.4%
Gain on disposition of business	—	—%	(1,013)	(0.2)%
Gain on insurance recovery	—	—%	(4,741)	(0.9)%
Operating income	59,317	12.8%	79,964	14.6%
Net sales decreased $83.6 million, or 15.2% for the three months ended September 28, 2019 compared to the three months ended July 29, 2018. The decrease is driven by lower tonnage volumes within all or our businesses, excluding insulated metal panels. The volume decrease is primarily attributed to an acceleration of shipments in the prior year as customers were motivated to take receipt of materials in advance of anticipated material and price increases. Further, prolonged wet weather and labor shortages have challenged the execution schedule for many of our customers, creating volume headwinds during the three months ended September 28, 2019.
Gross profit decreased $12.5 million or 9.4% for the three months ended September 28, 2019 compared to the three months ended July 29, 2018. The decrease in gross profit is attributed to lower tonnage volumes discussed above. As a percentage of net sales, gross profit increased 170 basis points due to commercial price discipline and various supply chain and procurement cost-out initiatives, partially offset by lower leverage of fixed cost structure as a result of decreasing tonnage volume.
Selling, general, and administrative expenses (“SG&A”) increased $2.0 million or 3.4% for the three months ended September 28, 2019 compared to the three months ended July 29, 2018 primarily due to general and administrative costs of $4.3 million that are allocated to the Commercial segment that were previously categorized as unallocated corporate costs prior to the Merger. Adjusting for the incremental general and administrative costs, as a percent of net sales, SG&A increased by 130 basis points due to investments in talent and technology within our insulated metal panel and pre-engineered buildings businesses, which more than offset the impact of cost initiatives that have been implemented.
Amortization expense for the three months ended September 28, 2019 was $2.8 million or 0.6% of net sales compared to $2.4 million or 0.4% of net sales for the three months ended July 29, 2018. The amortization expense as a percentage of net sales is higher due to the amortization of trade names which were previously classified as indefinite lived.
Gain on disposition of business for the three months ended July 29, 2018 was $1.0 million related to the disposal of a non-strategic product line. There was no corresponding gain in the three months ended September 28, 2019.
Gain on insurance recovery for the three months ended July 29, 2018 was $4.7 million related to proceeds from a final settlement with our insurers for property damage at one of our facilities. There was no corresponding gain in the three months ended September 28, 2019.
Siding

	Three Months Ended
(Amounts in thousands)	September 28, 2019		July 29, 2018
Statement of operations data:
Net sales	$315,799	100.0%	$—	—%
Gross profit	90,608	28.7%	—	—%
SG&A expense (including acquisition costs)	28,309	9.0%	—	—%
Amortization of intangible assets	25,236	8.0%	—	—%
Operating income	37,063	11.7%	—	—%
Net sales for the three months ended September 28, 2019 were $315.8 million. Net sales for the three months ended September 28, 2019 were favorably impacted by the inclusion of $45.4 million for the Environmental Stoneworks (“ESW”) acquisition, which closed on February 20, 2019. Excluding ESW, our net sales were $270.4 million for the three months ended September 28, 2019. Our net sales for the U.S. and Canadian markets were approximately $291.9 million and $23.9 million, respectively, for the three months ended September 28, 2019. For the three months ended September 28, 2019, foreign currency negatively impacted our net sales by $0.4 million.

Gross profit for the three months ended September 28, 2019 was $90.6 million. Gross profit for the three months ended September 28, 2019 included ESW gross profit of $11.6 million. Excluding ESW, our gross profit would have been $79.0 million for the three months ended September 28, 2019. Historically, our gross profit is impacted by raw material costs, specifically PVC resin and aluminum. We pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure.
As a percentage of net sales, our gross profit percentage was 29.2% excluding ESW as our Siding net sales and profitability are normally higher during the second and third quarters due to weather seasonality which increases building activity in both the new construction and repair and remodeling markets during the late spring and summer months. Higher volumes experienced during the summer months combined with price over inflation contributed to the 29.2% gross profit percentage.

Selling, general, and administrative expenses were $28.3 million for the three months ended September 28, 2019 including $9.3 million of SG&A expenses attributed to ESW. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 7.0% for the three months ended September 28, 2019 excluding ESW.
Amortization expense for the three months ended September 28, 2019 was $25.2 million or 8.0% of net sales. The amortization expense is directly attributed to the Merger and the ESW acquisition and the resulting fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Windows

	Three Months Ended
(Amounts in thousands)	September 28, 2019		July 29, 2018
Statement of operations data:
Net sales	$504,338	100.0%	—	—%
Gross profit	98,319	19.5%	—	—%
SG&A expense (including acquisition costs)	47,208	9.4%	—	—%
Amortization of intangible assets	16,665	3.3%	—	—%
Operating income	34,446	6.8%	—	—%
Net sales for the three months ended September 28, 2019 were $504.3 million. Net sales for the three months ended September 28, 2019 included net sales of $108.8 million for Silver Line which was acquired on October 14, 2018. Excluding Silver Line, our net sales would have been $395.6 million for the three months ended September 28, 2019. For the three months ended September 28, 2019, foreign currency negatively impacted our net sales by $0.8 million.
Gross profit for the three months ended September 28, 2019 was $98.3 million. Gross profit for the three months ended September 28, 2019 includes Silver Line gross profit of $13.4 million. Excluding the impact of the Silver Line gross profit, our gross profit would have been $84.9 million for the three months ended September 28, 2019. Historically, our gross profit is impacted by raw material costs, specifically PVC resin, aluminum, and glass. We pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure. Finally, we review foreign currency fluctuations specifically for the Canadian dollar that can impact gross profit. For the three months ended September 28, 2019, foreign currency negatively impacted our gross profit by $0.3 million.
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
Selling, general, and administrative expenses were $47.2 million for the three months ended September 28, 2019. SG&A expenses for the three months ended September 28, 2019 includes $4.4 million of Silver Line SG&A expenses. Excluding the impact of Silver Line, SG&A expenses would have been $42.8 million. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 10.8% for the three months ended September 28, 2019 excluding Silver Line.

Amortization expense for the three months ended September 28, 2019 was $16.7 million or 4.2% of net sales excluding Silver Line. The amortization expense is directly attributed to the Merger and the fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Three Months Ended
(Amounts in thousands)	September 28, 2019	July 29, 2018
Statement of operations data:
SG&A expense	$(29,996)	$(21,821)
Acquisition related expenses	(5,270)	(3,642)
Operating loss	(35,266)	(25,463)
Interest expense	(56,549)	(4,572)
Interest income	155	48
Currency transaction loss	(616)	(258)
Other income, net	717	345
Income tax provision	14,103	14,078
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended September 28, 2019 increased by $9.8 million or 38.5% compared to the three months ended July 29, 2018 due primarily to the addition of the Ply Gem corporate cost center, increased stock-based compensation and $5.3 million of costs associated with the Merger and integration of the legacy companies.
Interest expense increased to $56.5 million for the three months ended September 28, 2019 compared to $4.6 million for the three months ended July 29, 2018. The interest expense increase is primarily due to debt obligations assumed in the Merger. Following the consummation of the Merger, our consolidated debt balance increased to $3.3 billion at September 28, 2019 as compared to $407.2 million at October 28, 2018.
Foreign exchange gain (loss) for the three months ended September 28, 2019 was a $0.6 million loss, compared to a loss of $0.3 million for the three months ended July 29, 2018, due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.
Consolidated provision (benefit) for income taxes was an expense of $14.1 million for the three months ended September 28, 2019 compared to an expense of $14.1 million for the three months ended July 29, 2018. The effective tax rate for the three months ended September 28, 2019 was 35.9% compared to 28.1% for the three months ended July 29, 2018. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the U.S. Tax Cuts and Jobs Act, limitations on the deduction for net interest expense, and the inclusion of Ply Gem operations in the current period.
NINE MONTHS ENDED SEPTEMBER 28, 2019 COMPARED TO NINE MONTHS ENDED JULY 29, 2018
Commercial

	Nine Months Ended
(Amounts in thousands)	September 28, 2019		July 29, 2018
Statement of operations data:
Net sales	$1,370,152	100.0%	$1,426,943	100.0%
Gross profit	332,711	24.3%	329,401	23.1%
SG&A expense (including acquisition costs)	181,796	13.3%	163,447	11.5%
Amortization of intangible assets	8,479	0.6%	7,237	0.5%
Loss on disposition of business	—	—%	5,673	0.4%
Gain on insurance recovery	—	—%	(4,741)	(0.3)%
Operating income	142,436	10.4%	157,785	11.1%

Net sales decreased $56.8 million, or 4.0% for the nine months ended September 28, 2019 compared to the nine months ended July 29, 2018. The decrease in net sales is primarily attributed to lower tonnage volumes as the prior year benefited from an acceleration of shipments as customers were motivated to take receipt of materials in advance of material and price increases. This has been partially offset by the pass through of higher material input costs in the first half of 2019. Further, prolonged wet weather and labor shortages have challenged the execution schedule for many of our customers, creating volume headwinds during the nine months ending September 28, 2019.
Gross profit increased $3.3 million or 1.0% for the nine months ended September 28, 2019 compared to the nine months ended July 29, 2018. As a percentage of net sales, gross profit increased 120 basis points driven by commercial price discipline and cost savings from various procurement and supply chain initiatives, partially offset by lower leverage of fixed cost structure as a result of decreasing tonnage volume.
Selling, general, and administrative expenses (“SG&A”) increased $18.3 million or 11.2% for the nine months ended September 28, 2019, compared to the nine months ended July 29, 2018 primarily due to general and administrative costs of $18.0 million that are allocated to the Commercial segment that were previously categorized as unallocated corporate costs prior to the Merger. Adjusting for these incremental general and administrative costs, as a percent of net sales, SG&A increased 50 basis points primarily due to investments in talent and technology in our insulated metal panel and pre-engineered metal buildings businesses, which offset the impact of cost initiatives that have been implemented.
Amortization expense for the nine months ended September 28, 2019 was $8.5 million or 0.6% of net sales compared to $7.2 million or 0.5% of net sales for the nine months ended July 29, 2018. The amortization expense as a percentage of net sales is higher due to the amortization of trade names which were previously classified as indefinite lived.
Loss on disposition of business for the nine months ended July 29, 2018 was $5.7 million. During the second quarter of fiscal 2018 we recorded a loss of $6.7 million on the sale of our China manufacturing facility and during the third quarter of fiscal 2018 we recorded a $1.0 million gain related to the disposal of a non-strategic product line. There was no corresponding loss in the nine months ended September 28, 2019.
Gain on insurance recovery for the nine months ended July 29, 2018 was $4.7 million related to proceeds from a final settlement with our insurers for property damage at one of our facilities. There was no corresponding gain in the nine months ended September 28, 2019.
Siding

	Nine Months Ended
(Amounts in thousands)	September 28, 2019		July 29, 2018
Statement of operations data:
Net sales	$840,601	100.0%	$—	—%
Gross profit	208,826	24.8%	—	—%
SG&A expense (including acquisition costs)	83,573	9.9%	—	—%
Amortization of intangible assets	73,907	8.8%	—	—%
Operating income	51,346	6.1%	—	—%
Net sales for the nine months ended September 28, 2019 were $840.6 million. Net sales for the nine months ended September 28, 2019 were favorably impacted by the inclusion of $108.2 million for the ESW acquisition, which closed on February 20, 2019. Excluding ESW, our net sales were $732.4 million for the nine months ended September 28, 2019. Our net sales for the U.S. and Canadian markets were approximately $784.5 million and $56.1 million, respectively, for the nine months ended September 28, 2019. For the nine months ended September 28, 2019, foreign currency negatively impacted our net sales by $2.4 million.
Gross profit for the nine months ended September 28, 2019 was $208.8 million. Gross profit was negatively impacted $14.4 million by the non-cash inventory fair value step-up associated with the Merger and by $1.9 million for the non-cash inventory fair value step-up associated with the ESW acquisition that closed on February 20, 2019 both of which increased costs of goods sold during the nine months ended September 28, 2019. Gross profit for the nine months ended September 28, 2019 includes ESW gross profit of $25.6 million. Excluding ESW and the impact of these inventory step-ups, our gross profit would have been $199.5 million for the nine months ended September 28, 2019. We pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure. For the nine months ended September 28, 2019, foreign currency negatively impacted our gross profit by $0.7 million.

As a percentage of net sales, our gross profit percentage was 27.2% excluding ESW and the fair value step-up. Our net sales and profitability are normally higher during the second and third quarters due to weather seasonality which increases building activity in both the new construction and repair and remodeling markets. With increased production volumes during the late spring and summer months, our gross profit trends higher during the second and third quarters. These higher volumes combined with price discipline contributed to the 27.2% gross profit percentage.
Selling, general, and administrative expenses were $83.6 million for the nine months ended September 28, 2019 including $19.6 million of SG&A expenses attributed to ESW. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 8.7% for the nine months ended September 28, 2019 excluding ESW.
Amortization expense for the nine months ended September 28, 2019 was $73.9 million or 8.8% of net sales. The amortization expense is directly attributed to the Merger and the ESW acquisition and the resulting fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.
Windows

	Nine Months Ended
(Amounts in thousands)	September 28, 2019		July 29, 2018
Statement of operations data:
Net sales	$1,434,579	100.0%	$—	—%
Gross profit	258,846	18.0%	—	—%
SG&A expense (including acquisition costs)	146,494	10.2%	—	—%
Amortization of intangible assets	50,313	3.5%	—	—%
Operating income	62,039	4.3%	—	—%
Net sales for the nine months ended September 28, 2019 were $1,434.6 million. Net sales for the nine months ended September 28, 2019 included net sales of $311.4 million and $81.9 million for Silver Line and Atrium, respectively. The Silver Line acquisition was completed on October 14, 2018 while the Atrium acquisition was completed on April 12, 2018 with both entities’ net sales included for the Company within the Windows segment for the nine months ended September 28, 2019. Excluding these 2018 acquisitions, our net sales would have been $1,041.2 million for the nine months ended September 28, 2019. For the nine months ended September 28, 2019, foreign currency negatively impacted our net sales by $4.1 million.
Gross profit for the nine months ended September 28, 2019 was $258.8 million. Gross profit for the nine months ended September 28, 2019 includes Silver Line gross profit of $32.7 million and Atrium gross profit of $18.6 million. The Silver Line acquisition was completed on October 14, 2018 while the Atrium acquisition was completed on April 12, 2018 with both entities’ gross profit included for the Company within the Windows segment for the nine months ended September 28, 2019. Excluding the impact of the Silver Line and Atrium gross profit, our gross profit would have been $207.6 million for the nine months ended September 28, 2019. We pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure. For the nine months ended September 28, 2019, foreign currency negatively impacted our gross profit by $1.2 million.
As a percentage of net sales, our gross profit percentage was 19.9% excluding Silver Line and Atrium gross profit. Our net sales and profitability are normally higher during the second and third quarters due to weather seasonality which increases building activity in both the new construction and repair and remodeling markets. With increased production volumes during the late spring and summer months, our gross profit trends higher during the second and third quarters. These higher volumes combined with price discipline contributed to the 19.9% gross profit percentage.
Selling, general, and administrative expenses were $146.5 million for the nine months ended September 28, 2019. SG&A expenses for the nine months ended September 28, 2019 includes $14.8 million and $10.3 million of Silver Line and Atrium SG&A expenses, respectively. Excluding the impact of Silver Line and Atrium, SG&A expenses would have been $121.4 million. Included within SG&A expenses are sales and marketing expenses, research and development costs, and legal and professional fees and non-manufacturing personnel costs. As a percentage of net sales, SG&A expenses were 11.7% for the nine months ended September 28, 2019 excluding Silver Line and Atrium as we normally gain leverage on the fixed component of SG&A expenses during the second and third quarters.
Amortization expense for the nine months ended September 28, 2019 was $50.3 million of net sales. The amortization expense is directly attributed to the Merger and the fair values assigned to our intangible assets including trade names and customer lists which both have finite amortization periods.

Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Nine Months Ended
(Amounts in thousands)	September 28, 2019	July 29, 2018
Statement of operations data:
SG&A expense	$(93,411)	$(66,461)
Acquisition related expenses	(13,284)	(4,969)
Operating loss	(106,695)	(71,430)
Interest expense	(173,134)	(16,913)
Interest income	491	118
Currency transaction gain (loss)	1,084	(92)
Other income, net	665	1,072
Loss on debt extinguishment	—	(21,875)
Income tax provision (benefit)	(4,448)	13,114
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the nine months ended September 28, 2019 increased by $35.3 million or 49.4% compared to the nine months ended July 29, 2018 due primarily to the addition of the Ply Gem corporate cost center, increased stock-based compensation expense and $13.3 million of costs associated with the Merger.
Interest expense increased to $173.1 million for the nine months ended September 28, 2019 compared to $16.9 million for the nine months ended July 29, 2018. The interest expense increase is primarily due to debt obligations assumed in the Merger. Following the consummation of the Merger, our consolidated debt balance increased to $3.3 billion at September 28, 2019 as compared to $407.2 million at October 28, 2018.
Foreign exchange gain (loss) for the nine months ended September 28, 2019 was a $1.1 million gain, compared to a loss of $0.1 million for the nine months ended July 29, 2018, due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.
Loss on debt extinguishment was $0.0 million for the nine months ended September 28, 2019 compared to $21.9 million for the nine months ended July 29, 2018. During the nine months ended July 29, 2018, we recognized a pretax loss, primarily on the extinguishment of our 8.25% senior notes due 2023, of $21.9 million, of which approximately $15.5 million represented the call premium paid on the redemption of the notes.
Consolidated provision (benefit) for income taxes was a benefit of $4.4 million for the nine months ended September 28, 2019 compared to an expense of $13.1 million for the nine months ended July 29, 2018. The effective tax rate for the nine months ended September 28, 2019 was 20.4% compared to 26.9% for the nine months ended July 29, 2018. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the U.S. Tax Cuts and Jobs Act, limitations on the deduction for net interest expense and the inclusion of Ply Gem operations in the current period.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash, cash equivalents and restricted cash decreased from $147.6 million as of December 31, 2018 to $109.1 million as of September 28, 2019. The following table summarizes our consolidated cash flows for the nine months ended September 28, 2019 and July 29, 2018, respectively (in thousands):

	Nine Months Ended
	September 28, 2019	July 29, 2018
Net cash provided by operating activities	$67,819	$56,908
Net cash used in investing activities	(264,675)	(25,214)
Net cash provided by (used in) financing activities	156,959	(53,894)
Effect of exchange rate changes on cash and cash equivalents	1,406	(92)
Net decrease in cash, cash equivalents and restricted cash	(38,491)	(22,292)
Cash, cash equivalents and restricted cash at beginning of period	147,607	65,794
Cash, cash equivalents and restricted cash at end of period	$109,116	$43,502
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
Net cash provided by operating activities was $67.8 million during the nine months ended September 28, 2019 compared to net cash provided by operating activities of $56.9 million for the nine months ended July 29, 2018. The change in cash flow provided by operations is due to the inclusion of current period operations from Ply Gem subsequent to the Merger on November 16, 2018 and decreasing inventory that was driven by improved purchasing and lower input costs, partially offset by certain acquisition costs related to the Merger, and normal seasonal trends with higher receivables given summer building months.
Net cash used in accounts receivable was $138.3 million for the nine months ended September 28, 2019 compared to $13.5 million used in accounts receivable for the nine months ended July 29, 2018. There was $114.2 million used in the Ply Gem business during the nine months ended September 28, 2019 which primarily drove this change period over period resulting from the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final months of each respective quarter drove the receivables increase. Net sales for September 2019 were approximately $509.5 million versus approximately $433.5 million for December 2018, an increase of $76.0 million. The improvement in September's net sales reflects the Company’s normal seasonal business as the weather in September is improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable. The remaining changes in accounts receivable period over period relates to seasonal trends in working capital and timing of collections given the change in fiscal year. Our days sales outstanding as of September 28, 2019 and July 29, 2018 were 41.7 days and 33.6 days, respectively with the increase attributed to Ply Gem's inclusion in the 2019 figures.
For the nine months ended September 28, 2019, the change in cash flows relating to inventory was an increase of $63.3 million compared to a decrease of $64.9 million for the nine months ended July 29, 2018. We experienced a $50.7 million decrease in inventory in the Commercial segment as a result of strategic purchasing during our seasonally slower months and decreasing material costs that was partially combined with a $12.6 million inventory decrease in the Ply Gem and ESW businesses during the nine months ended September 28, 2019. Our days inventory on-hand improved to 44.8 days as of September 28, 2019 as compared to 54.3 days as of July 29, 2018 due to strategic purchasing and lower material costs.
Net cash provided by accounts payable for the nine months ended September 28, 2019 was $8.5 million compared to net cash provided by accounts payable of $34.6 million for the nine months ended July 29, 2018. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Additionally, there was $6.5 million provided by accounts payable for Ply Gem during the nine months ended September 28, 2019 consistent with the seasonal inventory trends. Our days payable outstanding as of September 28, 2019 decreased to 21.5 days from 35.5 days as of July 29, 2018 from the inclusion of Ply Gem in the 2019 figures.

Investing Activities
Net cash used in investing activities was $264.7 million during the nine months ended September 28, 2019 compared to $25.2 million used in investing activities during the nine months ended July 29, 2018. During the nine months ended September 28, 2019, we paid approximately $179.2 million, net of cash acquired, for the acquisition of Environmental Stoneworks and we used $86.4 million for capital expenditures. In the nine months ended July 29, 2018, we used $34.9 million for capital expenditures and sold a business in China, resulting in a net use of $4.4 million of cash, and sold a business in our Commercial segment for $3.0 million. Additionally in the nine months ended July 29, 2018, we sold three manufacturing facilities in our Commercial segment for total consideration of $6.3 million and we received $4.7 million of insurance proceeds as reimbursement for new assets acquired for a facility in the Commercial segment that experienced a fire in June 2016.
Financing Activities
Net cash provided by financing activities was $157.0 million in the nine months ended September 28, 2019 compared to $53.9 million used in the nine months ended July 29, 2018. During the nine months ended September 28, 2019, we borrowed $290.0 million, and repaid $120.0 million of that amount on our Current ABL Facility, to finance the Environmental Stoneworks Acquisition, paid $12.8 million on quarterly installments on our Current Term Loan and used $0.2 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. During the three months ended September 28, 2019, we made net payments of $50.0 million on the Current ABL Facility.
During the nine months ended July 29, 2018, we borrowed $85.0 million under our then-existing ABL facility and repaid $85.0 million of that amount, used $46.7 million to repurchase shares of our outstanding common stock under programs approved by the Board of Directors in September 2016 and October 2017 and used $5.0 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. Net cash used in the redemption of then-existing Senior Notes and refinancing of long-term debt, including payments of financing costs was $2.2 million. We also received $1.3 million in cash proceeds from the exercises of stock options.
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
As of September 28, 2019, we had an aggregate principal amount of $3,351.4 million of outstanding indebtedness, comprising $170.0 million of borrowings under the Current ABL Facility, $2,536.4 million of borrowings under our Current Term Loan Facility and $645.0 million of 8.00% Senior Notes outstanding. We had no revolving loans outstanding under the Current Cash Flow Revolver. Our excess availability under the Current ABL Facility was $406.0 million as of September 28, 2019. In addition, standby letters of credit totaling approximately $30.3 million were outstanding but undrawn under the ABL Facility.
For additional information, see Note 13 — Long-Term Debt and Note Payable and Note 16 — Fair Value of Financial Instruments and Fair Value Measurement in the notes to the unaudited consolidated financial statements.

Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses, repayment of debt and the tax receivable liability, we rely primarily on cash from operations. Beyond cash generated from operations, $406.0 million is available with our Current ABL Facility at September 28, 2019, $115.0 million is available with our Current Cash Flow Revolver and we have an unrestricted cash balance of $105.2 million as of September 28, 2019.
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
Our corporate strategy evaluates potential acquisitions that would provide additional synergies in our Commercial, Siding and Windows segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of the Company’s outstanding Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs. During the nine months ended September 28, 2019, there were no repurchases under the stock repurchase programs. As of September 28, 2019, approximately $55.6 million remained available for stock repurchases, all under the programs announced on October 10, 2017 and March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 28, 2019, we were not involved in any material unconsolidated SPE transactions.
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

The following table shows our debt contractual obligations as of September 28, 2019 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt(1)	$3,351,397	$25,620	$51,240	$221,240	$3,053,297
Interest payments on debt(2)	1,153,720	204,088	391,284	385,352	172,996
Operating lease liabilities(3)	402,740	86,367	146,251	70,284	99,838
Purchase obligations(4)	64,468	64,468	—	—	—
Total	$4,972,325	$380,543	$588,775	$676,876	$3,326,131
(1)Reflects amounts outstanding under the Current ABL Facility, Current Term Loan Facility and the 8.00% Senior Notes and excludes any amounts potentially due under the excess cash flow provisions within the Current Term Loan Facility. Amounts currently drawn on the Current ABL Facility are reflected in the "3-5 years" column consistent with the non-current classification on the consolidated balance sheets.
(2)Interest payments were calculated based on the variable rate in effect at September 28, 2019 for the Current ABL Facility (applied to the outstanding ABL balance as of September 28, 2019) and Current Term Loan Facility, and at 8.00% on the 8.00% Senior Notes.
(3)Lease liabilities are stated at gross payment obligations under the terms of existing lease agreements and are not reduced for the discount rate applied to the minimum lease payments that was used to calculate the minimum lease liabilities recorded under ASC 842, as represented in our consolidated balances sheets.
(4)Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction. These obligations are related primarily to inventory purchases under three 2019 contracts that were finalized during 2018.
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
We adopted ASU No. 2016-02, Leases, as of January 1, 2019 for the nine months ended September 28, 2019. ASU 2016-02 provides enhancements to increase transparency to lease obligations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. See Note 1 — Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements for an update on the description of our lease accounting policies as a result of the adoption of ASU 2016-02.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the three months ended September 28, 2019, material costs (predominantly steel costs) constituted approximately 64% of our Commercial segment cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
Siding and Windows Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 2.4% for the nine months ended September 28, 2019 compared to the nine months ended September 30, 2018.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At September 28, 2019, all of our contracts for the purchase of natural gas and aluminum met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facilities at September 28, 2019 and October 28, 2018 was approximately $2,478.3 million and $412.4 million, respectively, compared to a face value of approximately $2,536.4 million and $412.9 million, respectively. During the nine months ended September 28, 2019, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At September 28, 2019, our cash flow hedge contracts had a fair value liability of $38.9 million and is recorded as a non-current liability as of September 28, 2019 in our consolidated balance sheets.

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
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement loss was $0.1 million for the three months ended September 28, 2019 and insignificant for the three months ended July 29, 2018. Net foreign currency re-measurement gain was $0.4 million and $0.1 million for the nine months ended September 28, 2019 and July 29, 2018, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange loss included in net income for the three months ended September 28, 2019 and July 29, 2018 was $0.5 million and $0.3 million, respectively. The net foreign currency exchange gain (loss) included in net income (loss) for the nine months ended September 28, 2019 and July 29, 2018 was $0.8 million and $(0.2) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three months ended September 28, 2019 and July 29, 2018 was $(1.9) million and $(0.1) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the nine months ended September 28, 2019 and July 29, 2018 was $4.3 million and $(0.1) million, respectively.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of September 28, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended September 28, 2019:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
June 30, 2019 to July 27, 2019	2,630	$5.83	—	$55,573
July 28, 2019 to August 24, 2019	9,057	$4.94	—	55,573
August 25, 2019 to September 28, 2019	925	$4.69	—	55,573
Total	12,612	$5.11	—
(1)The total number of shares purchased includes our Common Stock repurchased under the programs described below as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of the Company’s Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of September 28, 2019, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: November 6, 2019	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer