Form 10-Q
period 2020-04-04
Cornerstone Building Brands, Inc.
filed 2020-05-12
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2020

or

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

(866) 419-0042
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

Common Stock, $0.01 par value - 126,151,163 shares as of May 5, 2020.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 4, 2020	March 30, 2019
Sales	$1,113,811	$1,064,832
Cost of sales	882,924	878,915
Gross profit	230,887	185,917
Selling, general and administrative expenses	164,954	154,306
Intangible asset amortization	44,861	41,463
Restructuring and impairment charges, net	13,835	3,431
Strategic development and acquisition related costs	4,857	14,082
Goodwill impairment	503,171	—
Loss from operations	(500,791)	(27,365)
Interest income	338	215
Interest expense	(54,835)	(58,286)
Foreign exchange gain (loss)	(4,137)	1,177
Other income (expense), net	(662)	345
Loss before income taxes	(560,087)	(83,914)
Benefit for income taxes	(18,014)	(23,897)
Net loss	(542,073)	(60,017)
Net income allocated to participating securities	—	—
Net loss applicable to common shares	$(542,073)	$(60,017)
Loss per common share:
Basic	$(4.30)	$(0.48)
Diluted	$(4.30)	$(0.48)
Weighted average number of common shares outstanding:
Basic	126,093	125,503
Diluted	126,093	125,503
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2020	March 30, 2019
Comprehensive loss:
Net loss	$(542,073)	$(60,017)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	(9,563)	2,472
Unrealized loss on derivative instruments, net of income tax of $12,032 and $0, respectively	(38,176)	—
Other comprehensive income (loss)	(47,739)	2,472
Comprehensive loss	$(589,812)	$(57,545)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 4, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$475,701	$98,386
Restricted cash	7,924	3,921
Accounts receivable, less allowances of $11,821 and $9,962, respectively	476,779	491,740
Inventories, net	460,405	439,194
Income taxes receivable	35,774	48,466
Investments in debt and equity securities, at market	2,891	3,776
Prepaid expenses and other	76,098	78,516
Assets held for sale	2,564	1,750
Total current assets	1,538,136	1,165,749
Property, plant and equipment, less accumulated depreciation of $580,841 and $556,143, respectively	651,800	652,841
Lease right-of-use assets	301,332	316,155
Goodwill	1,183,432	1,669,594
Intangible assets, net	1,704,371	1,740,700
Deferred income taxes	1,292	7,510
Other assets, net	12,066	11,797
Total assets	$5,392,429	$5,564,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$25,600
Accounts payable	219,300	205,629
Accrued compensation and benefits	62,279	92,130
Accrued interest	34,478	19,070
Accrued income taxes	5,523	—
Current portion of lease liabilities	69,307	72,428
Other accrued expenses	213,044	233,687
Total current liabilities	629,531	648,544
Long-term debt	3,612,610	3,156,924
Deferred income taxes	234,112	291,987
Long-term lease liabilities	232,660	243,780
Other long-term liabilities	335,628	287,793
Total long-term liabilities	4,415,010	3,980,484
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 126,167,645 and 126,142,313 shares issued and outstanding at April 4, 2020, respectively; and 126,110,000 and 126,054,487 shares issued and outstanding at December 31, 2019, respectively	1,262	1,261
Additional paid-in capital	1,251,252	1,248,787
Accumulated deficit	(823,980)	(281,229)
Accumulated other comprehensive loss, net	(80,137)	(32,398)
Treasury stock, at cost (25,332 and 55,513 shares at April 4, 2020 and December 31, 2019, respectively)	(509)	(1,103)
Total stockholders’ equity	347,888	935,318
Total liabilities and stockholders’ equity	$5,392,429	$5,564,346
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2020	March 30, 2019
Cash flows from operating activities:
Net loss	$(542,073)	$(60,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,769	59,947
Non-cash interest expense	2,274	2,672
Share-based compensation expense	3,387	4,005
Non-cash fair value premium on purchased inventory	—	16,249
Goodwill impairment	503,171	—
Asset impairment	3,079	—
Provision for doubtful accounts	725	(189)
Deferred income taxes	(35,734)	(7,434)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	20,532	(43,635)
Inventories	(20,724)	16,704
Income taxes	18,212	(34,090)
Prepaid expenses and other	1,554	18,524
Accounts payable	12,461	(7,216)
Accrued expenses	(40,662)	(12,373)
Other, net	1,805	(1,869)
Net cash used in operating activities	(2,224)	(48,722)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(39,857)	(182,418)
Capital expenditures	(27,567)	(27,190)
Net cash used in investing activities	(67,424)	(209,608)
Cash flows from financing activities:
Proceeds from ABL facility	345,000	220,000
Proceeds from cash flow revolver	115,000	—
Payments on term loan	(6,405)	(6,405)
Payments related to tax withholding for share-based compensation	(327)	(156)
Net cash provided by financing activities	453,268	213,439
Effect of exchange rate changes on cash and cash equivalents	(2,302)	911
Net increase (decrease) in cash, cash equivalents and restricted cash	381,318	(43,980)
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$483,625	$103,627

See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2019	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(37,794)	(327)	(327)
Retirement of treasury shares	(38,206)	(1)	(328)	—	—	38,206	329	—
Issuance of restricted stock	95,851	1	(1)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(47,739)	—	—	(47,739)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	3,387	—	—	—	—	3,387
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(542,073)	—	—	—	(542,073)
Balance, April 4, 2020	126,167,645	$1,262	$1,251,252	$(823,980)	$(80,137)	(25,332)	$(509)	$347,888

Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—	—	—	—	—	(19,713)	(156)	(156)
Retirement of treasury shares	(57,984)	(1)	(551)	—	—	57,984	552	—
Issuance of restricted stock	55,834	1	(1)	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,472	—	—	2,472
Deferred compensation obligation	—	—	(86)	—	—	5,712	86	—
Share-based compensation	—	—	4,005	—	—	—	—	4,005
Net loss	—	—	—	(60,017)	—	—	—	(60,017)
Balance, March 30, 2019	125,581,009	$1,256	$1,240,423	$(325,856)	$(8,341)	(66,916)	$(1,196)	$906,286
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2020
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “NCI”, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2020 through April 4, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
 Certain reclassifications have been made to the prior period segments amounts in the notes to the consolidated financial statements to conform to the current presentation. The net effect of these reclassifications was not material to the consolidated financial statements (See Note 19 — Segment Information).
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2020.
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). In connection with the Merger, 58,709,067 shares of NCI common stock were issued to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018. There are approximately 57,103 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at April 4, 2020.
Reporting Periods
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	April 4, 2020	December 31, 2019
Cash and cash equivalents	$475,701	$98,386
Restricted cash(1)	7,924	3,921
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$483,625	$102,307
(1)Restricted cash primarily relates to escrow balances held for an outstanding earn-out agreement and working capital and other indemnification agreements.

Accounts Receivables and Related Allowance
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
The following table represents the rollforward of the reserve for uncollectible accounts for the period indicated (in thousands):

Three Months Ended
April 4, 2020
Balance, December 31, 2019	$9,962
Cumulative effect of accounting change(1)	678
Provision for expected credit losses	725
Amounts charged against allowance for credit losses, net of recoveries	(354)
Allowance for credit losses of acquired company at date of acquisition	810
Balance, April 4, 2020	$11,821
(1)Cumulative effect of accounting change reflects the modified retrospective effect of adopting ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (See Note 2 — Accounting Pronouncements).
Net Sales
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as of October 29, 2018. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
In accordance with certain contractual arrangements, we receive payment from our customers in advance related to performance obligations that are to be satisfied in the future and recognize such payments as deferred revenue, primarily related to the Company's weathertightness warranties (see Note 12 — Warranty).
The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Windows Net Sales Disaggregation:
Vinyl windows	$419,022	$393,930
Aluminum windows	19,476	11,708
Other	9,952	15,956
Total	$448,450	$421,594

Siding Net Sales Disaggregation:
Vinyl siding	$109,548	$105,957
Metal	52,666	52,980
Injection molded	13,239	11,838
Stone	18,810	22,314
Other products & services	46,780	25,188
Total	$241,043	$218,277

Commercial Net Sales Disaggregation:
Metal building products	$292,436	$273,425
Insulated metal panels	99,229	106,372
Metal coil coating	32,653	45,164
Total	$424,318	$424,961

Total Net Sales:	$1,113,811	$1,064,832

NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. Effective January 1, 2020, the Company adopted this guidance on a modified retrospective basis, pursuant to which it recorded a $0.7 million adjustment to increase the opening balance of accumulated deficit as of January 1, 2020 for the impact of applying the new standard. The adjustment related to recording an incremental credit loss to the accounts receivable allowance for doubtful accounts at the beginning of the first period in which the accounting standard is effective. Additional credit loss disclosures are included in Note 1 — Summary of Significant Accounting Policies.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. Effective January 1, 2020, the Company adopted this guidance. The application of ASU 2018-13 did not have a material effect on consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which removes disclosures no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. Effective January 1, 2020, the Company adopted this guidance. The application of ASU 2018-14 did not have a material effect on consolidated financial statements.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company will be required to adopt this guidance in the annual and interim periods for our fiscal year ending December 31, 2021, with early adoption permitted. The Company is evaluating the impact of adopting this guidance.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform, and are effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing to apply the amendments in this guidance.
Additionally, there were various other accounting standards and interpretations issued that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements going forward.
NOTE 3 — ACQUISITIONS
Kleary Acquisition
On March 2, 2020, the Company acquired 100% of the issued and outstanding shares of the common stock of Kleary Masonry, Inc. ("Kleary") for total consideration of $40.0 million. The transaction was financed with cash on hand and through borrowings under the Company’s asset-based revolving credit facility. Kleary primarily services residential customers with manufactured stone installations and commercial customers with manufactured wall installations in the Sacramento, California area. Kleary's results are reported within the Siding business segment.
The acquisition of Kleary strengthens the Company's position as a market leader in stone veneer. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Kleary based upon fair values as of the closing date.

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$143
Accounts receivable	7,235
Inventories	715
Prepaid expenses and other current assets	330
Property, plant and equipment	1,042
Lease right of use assets	445
Intangible assets (trade names/customer relationships)	22,350
Goodwill	10,615
Total assets acquired	42,875
Liabilities assumed:
Accounts payable	1,126
Other accrued expenses	1,195
Lease liabilities	445
Other long-term liabilities	109
Total liabilities assumed	2,875
Net assets acquired	$40,000
The $10.6 million of goodwill was allocated to the Siding segment and is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
During the three months ended April 4, 2020, the Company incurred $0.2 million of acquisition-related costs for Kleary, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The final acquisition accounting allocation for the acquisition of Kleary remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remained open as of April 4, 2020, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the first quarter of fiscal 2021.
Unaudited Pro Forma Financial Information
During the three months ended April 4, 2020, Kleary contributed net sales of $3.5 million and net income of $0.7 million which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for Cornerstone, prepared in accordance with ASC 805, for the three months ended April 4, 2020 and March 30, 2019 as if the Kleary and Environmental Stoneworks (defined below) acquisitions had occurred on January 1, 2019 (in thousands except for per share data):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net sales	$1,122,169	$1,088,608
Net loss applicable to common shares	(540,870)	(63,003)
Net loss per common share:
Basic	$(4.29)	$(0.50)
Diluted	$(4.29)	$(0.50)

The unaudited supplemental pro forma financial information was prepared based on the historical information of Cornerstone, Environmental Stoneworks and Kleary. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the two acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the Environmental Stoneworks and Kleary acquisitions occurred on January 1, 2019 or of future results.
Environmental Stoneworks
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of Environmental Stoneworks (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to certain post-closing adjustments, for ESW. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.
The Environmental Stoneworks Acquisition, when combined with the Company’s existing stone businesses, positions the Company as a market leader in stone veneer. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of ESW based upon fair values as of the closing date.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Restricted cash	$3,379
Accounts receivable	16,825
Inventories	13,062
Prepaid expenses and other current assets	3,677
Property, plant and equipment	14,295
Lease right of use assets	11,372
Intangible assets (trade names/customer relationships)	91,170
Goodwill	63,543
Deferred taxes	474
Other assets	157
Total assets acquired	217,954
Liabilities assumed:
Accounts payable	5,910
Other accrued expenses	14,666
Lease liabilities	11,365
Other long-term liabilities	3,450
Total liabilities assumed	35,391
Net assets acquired	$182,563
The $63.5 million of goodwill was allocated to the Siding segment and is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.

NOTE 4 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses ("SG&A"), manufacturing costs and to optimize the Company's combined manufacturing footprint. During the three months ended April 4, 2020, the Company incurred restructuring charges of $1.5 million, $1.1 million and $11.7 million in the Windows, Siding and Commercial segments, respectively. Corporate headquarters incurred a restructuring gain of $0.3 million primarily as a result of a reversal of an estimated restructuring accrual. Restructuring charges incurred to date since inception of the current restructuring initiatives began in 2019 is $25.5 million. The following table summarizes our restructuring plan costs and charges related to the restructuring plans for the period indicated, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

Three Months Ended
April 4, 2020
Severance	$9,542
Asset impairments	3,079
Other restructuring costs	1,371
Total restructuring costs	$13,992

The restructuring costs are recorded within restructuring and impairment costs for $13.8 million and cost of goods sold for $0.2 million in the Company’s consolidated statement of operations. The asset impairments of $3.1 million are comprised of equipment costs of $1.6 million and right of use asset impairments for $1.5 million related predominantly to the closure of the Company's Ambridge, Pennsylvania Commercial facility.
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through April 4, 2020 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	400	200	8,966	—	9,566
Cash payments	(426)	(289)	(4,136)	(932)	(5,783)
Balance, April 4, 2020	$392	$393	$4,830	$831	$6,446
These severance liabilities are included within other accrued expenses on the consolidated balance sheets.
NOTE 5 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2019	$714,023	$807,280	$148,291	$1,669,594
Goodwill recognized from Kleary Acquisition	—	10,615	—	10,615
Impairment	(320,990)	(176,774)	(5,407)	(503,171)
Currency translation	2,861	1,757	—	4,618
Purchase accounting adjustments	—	1,776	—	1,776
Balance, April 4, 2020	$395,894	$644,654	$142,884	$1,183,432

The Company performs an annual impairment assessment of goodwill and indefinite-lived intangibles. Additionally, we assess goodwill and indefinite-lived intangibles for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of such assets. The Company performs this annual and interim impairment tests at the following levels: Windows, Siding, Metal Coil Coating, Engineered Building Products, Metal Components, and Insulated Metal Panels (Business Envelope Solutions). Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant declines in stock price for a sustained period, and significant sustained negative industry or economic trends.
The fair value of the Company's reporting units is based on a blend of estimated discounted cash flows and publicly traded company multiples. A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment. The results from each of these models are then weighted and combined into a single estimate of fair value for the Company's reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of the reporting units, weighted average cost of capital, working capital and capital expenditure requirements.
As a result of the recent decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic, the Company determined that an interim goodwill impairment test was necessary as of April 4, 2020. The Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19 driven economic uncertainty when combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units' carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment charge of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million for the Metal Coil Coating reporting unit (which is within the Commercial segment). Any adjustment to the impairment for finalization of estimates will be recorded in a subsequent period. This non-cash charge does not affect the Company’s cash position, liquidity, debt covenant compliance, nor will it have any impact on future operations. However, there can be no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to perform its required annual goodwill impairment test during the fourth quarter and further declines in the Company's end markets could result in additional goodwill impairment charges.
In addition to ASC Topic 350, Intangibles-goodwill and other, the Company evaluated its property and equipment and intangible assets for impairment in accordance with ASC Topic 360, Property, plant and equipment. This analysis was triggered by a decrease in projected cash flows due to the depressed construction market. The impairment test results did not indicate that an impairment existed at April 4, 2020 other than the $3.1 million described in Note 4 - Restructuring.
NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	April 4, 2020	December 31, 2019
Raw materials	$241,891	$239,063
Work in process and finished goods	218,514	200,131
	$460,405	$439,194
 As of April 4, 2020, the Company had inventory purchase commitments of $98.1 million.

NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of April 4, 2020 and December 31, 2019 (in thousands):

	Range of Life (Years)			Cost	Accumulated Amortization	Net Carrying Value
As of April 4, 2020
Amortized intangible assets:
Trademarks/Trade names	5	–	15	$248,809	$(39,571)	$209,238
Customer lists and relationships	9	–	20	1,744,529	(249,396)	1,495,133
Total intangible assets				$1,993,338	$(288,967)	$1,704,371

As of December 31, 2019
Amortized intangible assets:
Trademarks/Trade names	5	–	15	$252,942	$(38,010)	$214,932
Customer lists and relationships	9	–	20	1,737,060	(211,292)	1,525,768
Total intangible assets				$1,990,002	$(249,302)	$1,740,700

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $2.6 million and $1.8 million as of April 4, 2020 and December 31, 2019, respectively. Assets held for sale at April 4, 2020 are actively marketed for sale or were under contract.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $2.6 million as of April 4, 2020.
NOTE 9 — LEASES
The Company leases certain manufacturing, warehouse and distribution locations, vehicles and equipment, including fleet vehicles. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payment terms, the majority of these are real estate agreements in which future increases in rent are based on an index. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at commencement date. Few of the Company’s lease contracts provide a readily determinable implicit rate. For lease contracts without a readily determinable implicit rate, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Weighted average information about the Company’s lease portfolio as of April 4, 2020 was as follows:

Weighted-average remaining lease term	5.8 years
Weighted-average IBR	6.08%
Operating lease costs were as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Operating lease costs
Fixed lease costs	$27,930	$21,050
Variable lease costs(1)	19,588	10,554

(1) Includes short-term lease costs, which are immaterial.
Cash and non-cash activities were as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$30,274	$21,663

Right-of-use assets obtained in exchange for new operating lease liabilities	$4,261	$304,056
Future minimum lease payments under non-cancelable leases as of April 4, 2020 were as follows (in thousands):

Operating Leases
2020 (excluding the three months ended April 4, 2020)	$61,809
2021	79,769
2022	64,858
2023	39,674
2024	29,650
Thereafter	83,212
Total future minimum lease payments	358,972
Less: interest	57,005
Present value of future minimum lease payments	$301,967

As of April 4, 2020
Current portion of lease liabilities	$69,307
Long-term portion of lease liabilities	232,660
Total	$301,967

NOTE 10 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards ("RSUs") and long-term incentive awards with performance conditions (“performance share units” or "PSUs"). Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger with Ply Gem Parent, LLC ("Ply Gem"), on November 16, 2018 awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, RSUs, and PSUs. A portion of the Founders Awards was not granted under the Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan consisting of award agreements for select Founders Awards. However, these awards were subject to the same terms and provisions as awards of the same type granted under the Incentive Plan.

As of April 4, 2020, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of RSUs, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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
Vesting of the PSUs granted in the Founders Awards is contingent upon the achievement of synergies captured from the Merger and continued employment during a three-year performance period beginning on the grant date. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Vesting of the PSUs granted during the three months ended April 4, 2020 is contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total shareholder return. The grant-date fair value of the PSUs granted during the three months ended April 4, 2020 was determined by a lattice model valuation. The PSUs vest pro rata if an executive’s employment terminates after 50% of the service period has passed and prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If the plan is accepted, awards will continue to vest as RSUs with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by the Company without cause or by the executive for good reason, the unvested restricted stock is forfeited. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the restricted stock fully vests. If the plan is accepted, awards will continue to vest with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. The fair value of the awards is based on the Company’s stock price as of the date of grant.
Stock option awards
During the three months ended April 4, 2020, we granted 1.0 million stock options. The average grant date fair value of options granted during the three months ended April 4, 2020 was $1.96 per share. We did not grant stock options during the three months ended March 30, 2019. No options were exercised during the three months ended April 4, 2020 and March 30, 2019.
Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the three months ended April 4, 2020, we granted RSUs to key employees with a fair value of $4.3 million representing approximately 0.9 million shares. During the three months ended March 30, 2019, we granted RSUs to key employees with a fair value of $1.0 million, representing 0.1 million shares. During the three months ended April 4, 2020, we granted PSUs with a total fair value of approximately $5.3 million to key employees. We did not grant PSUs during the three months ended March 30, 2019,
Share-based compensation expense
During the three months ended April 4, 2020 and March 30, 2019, we recorded share-based compensation expense for all awards of $3.4 million and $4.0 million, respectively.

NOTE 11 — EARNINGS PER COMMON SHARE
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

	Three Months Ended
	April 4, 2020	March 30, 2019
Numerator for Basic and Diluted Earnings Per Common Share
Net loss applicable to common shares	$(542,073)	$(60,017)
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	126,093	125,503
Common stock equivalents:
Employee stock options	—	—
PSUs and Performance Share Awards	—	—
Weighted average diluted number of common shares outstanding	126,093	125,503

Basic loss per common share	$(4.30)	$(0.48)
Diluted loss per common share	$(4.30)	$(0.48)

Incentive Plan securities excluded from dilution(1)	2,851	5,665
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
NOTE 12 — WARRANTY
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the three months ended April 4, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Beginning balance	$216,173	$134,515
Acquisition	109	—
Purchase accounting adjustments	—	2,690
Warranties sold	662	757
Revenue recognized	(680)	(721)
Expense	9,051	6,720
Settlements	(9,507)	(6,517)
Ending balance	215,808	137,444
Less: current portion	26,920	34,288
Total, less current portion	$188,888	$103,156
The current portion of the warranty liabilities are recorded within other accrued expenses and the long-term portion of the warranty liabilities are recorded within other long-term liabilities in the Company’s consolidated balance sheets.
NOTE 13 — DEFINED BENEFIT PLANS
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
CENTRIA Benefit Plans — As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”) which are closed to new participants. Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the CENTRIA Benefit Plans are invested in broadly diversified portfolios of domestic and international equity mutual funds, bonds, mortgages and other funds. CENTRIA also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”). During the three months ended April 4, 2020, the Company closed its metal coil coating facility in Ambridge, Pennsylvania. The benefit plan associated with the Ambridge facility was frozen prior to the Company's acquisition of CENTRIA in fiscal 2015.
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

The following tables set forth the components of the net periodic benefit cost, before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended
	April 4, 2020	March 30, 2019
Service cost	$11	$11
Interest cost	802	974
Expected return on assets	(1,398)	(1,234)
Amortization of prior service cost	16	15
Amortization of net actuarial loss	753	704
Net periodic benefit cost	$184	$470

	OPEB Plans
	Three Months Ended
	April 4, 2020	March 30, 2019
Service cost	$4	$6
Interest cost	59	66
Amortization of net actuarial loss	27	—
Net periodic benefit cost	$90	$72
We expect to contribute $5.2 million to the Defined Benefit Plans and $0.8 million to OPEB Plans in the year ending December 31, 2020. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 14 — LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	April 4, 2020	December 31, 2019
Asset-based revolving credit facility due April 2023	$415,000	$70,000
Term loan facility due April 2025	2,517,182	2,523,587
Cash flow revolver due April 2023	115,000	—
8.00% senior notes due April 2026	645,000	645,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(53,972)	(56,063)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,638,210	3,182,524
Less: current portion of long-term debt	25,600	25,600
Total long-term debt, less current portion	$3,612,610	$3,156,924
(1)Includes the unamortized deferred financing costs associated with the term loan facilities and senior notes. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $2.2 million and $2.4 million as of April 4, 2020 and December 31, 2019, respectively, are classified in other assets on the consolidated balance sheets.
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
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At April 4, 2020, the interest rates on the Current Term Loan Facility were as follows:

April 4, 2020
Interest rate	4.56%
Effective interest rate	6.51%
The Company entered into certain interest rate swap agreements during 2019 to convert a portion of its variable rate debt to fixed. See Note 17 - Fair Value of Financial Instruments and Fair Value Measurements.
Loans outstanding under the Current Cash Flow Revolver bear annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 2.50% to 3.00% per annum depending on the Company’s secured leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on the Company’s secured leverage ratio. Additionally, unused commitments under the Current Cash Flow Revolver are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Company’s secured leverage ratio. At April 4, 2020, the weighted average interest rate on the Current Cash Flow Revolver was 4.45%.
The Current Term Loan Facility and Current Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
Subject to certain exceptions, the Current Term Loan Facility is subject to mandatory prepayments in an amount equal to:
•the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and
•50% of annual excess cash flow (as defined in the Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. For 2019, no payments were required under the excess cash flow calculation.
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
Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of April 4, 2020, the Company had the following in relation to the Current ABL Facility (in thousands):

April 4, 2020
Excess availability	$118,029
Revolving loans outstanding	415,000
Letters of credit outstanding	29,031
Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee. At April 4, 2020, the weighted average interest rate on the Current ABL Facility was 2.72%.
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 8.64% as of April 4, 2020, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of April 4, 2020, the Company was in compliance with all covenants that were in effect on such date.

NOTE 15 — CD&R INVESTOR GROUP
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
As of April 4, 2020 and December 31, 2019, the CD&R Investor Group owned approximately 49.1% of the outstanding shares of the Company’s Common Stock.
NOTE 16 — STOCK REPURCHASE PROGRAM
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
During the three months ended April 4, 2020 and March 30, 2019, there were no repurchases under the stock repurchase programs. As of April 4, 2020, $55.6 million remained available for stock repurchases under the programs. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the three months ended April 4, 2020 and March 30, 2019, the Company withheld approximately thirty-eight thousand and twenty thousand shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the three months ended April 4, 2020, the Company cancelled approximately thirty-eight thousand shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, resulting in a $0.3 million decrease in both treasury stock and additional paid in capital. During the three months ended March 30, 2019, the Company cancelled 0.1 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs, resulting in a $0.6 million decrease in both treasury stock and additional paid in capital.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of April 4, 2020 and December 31, 2019, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At April 4, 2020, there was $415.0 million of borrowings outstanding under the Current ABL Facility and $115.0 million outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	April 4, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facilities	$2,517,182	$2,057,796	$2,523,587	$2,514,906
8.00% Senior Notes	645,000	548,250	645,000	670,800
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of April 4, 2020 and December 31, 2019.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of April 4, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	April 4, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$119	$—	$—	$119
Mutual funds – Growth	684	—	—	684
Mutual funds – Blend	1,315	—	—	1,315
Mutual funds – Foreign blend	405	—	—	405
Mutual funds – Fixed income	—	368	—	368
Total short-term investments in deferred compensation plan(2)	2,523	368	—	2,891
Total assets	$2,523	$368	$—	$2,891

Liabilities:
Deferred compensation plan liability(2)	$—	$2,911	$—	$2,911
Interest rate swap liability(3)	—	80,191	—	80,191
Total liabilities	$—	$83,102	$—	$83,102

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$2	$—	$—	$2
Mutual funds – Growth	1,044	—	—	1,044
Mutual funds – Blend	1,769	—	—	1,769
Mutual funds – Foreign blend	572	—	—	572
Mutual funds – Fixed income	—	389	—	389
Total short-term investments in deferred compensation plan(2)	3,387	389	—	3,776
Total assets	$3,387	$389	$—	$3,776

Liabilities:
Deferred compensation plan liability(2)	$—	$3,847	$—	$3,847
Interest rate swap liability(3)	—	29,988	—	29,988
Total liabilities	$—	$33,835	$—	$33,835
(1)Unrealized holding gains (losses) for the three months ended April 4, 2020 and March 30, 2019 were $(0.8) million and $0.3 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.
(3)In May 2019, the Company entered into four year interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s term loan secured variable debt. The interest rate swaps effectively convert a portion of the floating rate interest payments into a fixed rate interest payment. There are three interest rate swaps that cover $500.0 million of notional debt each and fix the interest rate at 5.918%, 5.906% and 5.907%, respectively. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The interest rate swap liability is included within other long-term liabilities on the consolidated balance sheets.

NOTE 18 — INCOME TAXES
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
For the three months ended April 4, 2020, the Company's estimated annual effective income tax rate was approximately 23.1%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. For the three months ended April 4, 2020, the effective tax rate was 3.2%, which varied from the annual effective tax rate due to the following discrete items recorded during the period: unrecognized tax benefits, adjustments to state income tax rates, and goodwill impairment.
Valuation allowance
As of April 4, 2020, the Company remains in a valuation allowance position, in the amount of $11.1 million, against its deferred tax assets for certain state jurisdictions for certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the three months ended April 4, 2020, the tax reserves increased by approximately $0.2 million. The increase is primarily due to additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of April 4, 2020 was approximately $12.1 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheet.
CARES Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). Specifically, the CARES Act amends IRC §163(j) for tax years 2019 and 2020. The CARES Act increases the 30% adjusted taxable income threshold to 50% and allows taxpayers to elect to use their 2019 adjusted taxable income as their adjusted taxable income in the 2020 §163(j) calculation. The combination of these two factors will allow the Company to deduct additional interest expense for income tax purposes that would have been previously disallowed. The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.
NOTE 19 — SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and is evaluated on a regular basis by the chief operating decision maker to make decisions regarding the allocation of resources to the segment and assess the performance of the segment. The Company has three reportable segments: Windows, Siding and Commercial.

These operating segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other income (expense).
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net sales:
Windows	$448,450	$421,594
Siding	241,043	218,277
Commercial	424,318	424,961
Total net sales	$1,113,811	$1,064,832
Operating loss:
Windows	$(313,190)	$(4,319)
Siding	(168,867)	(11,654)
Commercial(1)	16,841	24,310
Corporate(1)	(35,575)	(35,702)
Total operating loss	(500,791)	(27,365)
Unallocated other expense, net	(59,296)	(56,549)
Loss before taxes	$(560,087)	$(83,914)
(1)Commercial operating income for the three months ended March 30, 2019 includes $8.3 million of costs previously included in Corporate operating loss to conform to current presentation.

	April 4, 2020	December 31, 2019
Total assets:
Windows	$1,834,123	$2,166,220
Siding	2,149,969	2,289,310
Commercial	907,581	963,291
Corporate	500,756	145,525
Total assets	$5,392,429	$5,564,346

NOTE 20 — CONTINGENCIES
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
One of the Company’s subsidiaries entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, the Company provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”). In 2012, the EPA approved the Workplan, which the Company is currently implementing. Current estimates of remaining costs for predicted assessment, remediation and monitoring activities as of April 4, 2020 are $4.5 million. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities at April 4, 2020 and approximately $4.2 million within other long-term liabilities in the Company’s consolidated balance sheets at April 4, 2020. The Company may incur costs that exceed its recorded environmental liability. The Company will adjust its environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska referred to as the “PCE/TCE Northeast Contamination Site”. A subsidiary of the Company has been named a potentially responsible party (“PRP”) with respect to the PCE/TCE Northeast Contamination Site. As a PRP, the Company could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, the Company has recorded a liability of $4.6 million within other long-term liabilities in its consolidated balance sheets as of April 4, 2020.
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $7.6 million liability as of April 4, 2020 related to this settlement, of which $3.6 million is held within other current liabilities with the remaining in long-term liabilities in the consolidated balance sheets.
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action Complaint in the Delaware Court of Chancery against Clayton Dubilier & Rice, LLC (“CD&R”), Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), and certain directors of the Company. Voigt purports to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. An Amended Complaint was filed on April 11, 2019. The Amended Complaint asserts claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against twelve director defendants in connection with the Merger. Defendants moved to dismiss the Amended Complaint and, on February 10, 2020, the court denied the motions except as to four of the director defendants. Voigt seeks damages in an amount to be determined at trial.
Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020 the USITC opinion was published in the Federal Register, ceasing the Company's requirement to pay the AD and CVD tariffs. The Company is seeking full recovery of approximately $4.1 million in tariffs previously deposited with United States Customs and Border Protection for its importation of FSS from BSM. The reversal of the tariff costs will be reflected in costs of goods sold in the period in which the Company receives the funds. This matter has been appealed and the Company will continue to vigorously advocate its position that its import of FSS from BSM should not be subject to any CVD or AD tariffs.
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of April 4, 2020.
NOTE 21 — SUBSEQUENT EVENT
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. As of the date of this filing, the Company has been impacted by temporary facility closures and reduced hours of operations.
In New Jersey, the Company’s North Brunswick facility was closed at the beginning of April due to concerns regarding the concentration of COVID-19 cases in the Northeast, and the Company reopened that facility in early May. In addition, the Company's Peachtree City facility in Georgia was recently temporarily closed for extensive COVID-19 cleaning. Substantially all production requirements were shifted to other Windows manufacturing facilities as a result of these temporary closures.

The Company cannot reasonably estimate the length or severity of this pandemic, however, as a result of these developments the Company expects an adverse impact on its sales, results of operations, and cash flows for fiscal 2020. In response to these developments, the Company announced several cost reduction actions in April 2020 including a voluntary severance program, an additional workforce reduction, furloughs, hiring freezes, and a deferral of any annual wage adjustments.

CORNERSTONE BUILDING BRANDS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
•the severity, duration and spread of the COVID-19 pandemic, as well as actions that may be taken by the Company or governmental authorities to contain COVID-19 or to treat its impact;
•an impairment of our goodwill and/or intangible assets;
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
•downgrades of our credit ratings;
•the effect of increased interest rates on our ability to service our debt; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), and other filings we make with the SEC.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in this report and the 2019 Form 10-K, and other risks described in documents subsequently filed by the Company from time to time with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
OVERVIEW
Cornerstone Building Brands, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “Cornerstone,“we,” “us” or “our”) is a leading North American integrated manufacturer of external building products for the residential, repair & remodel, and commercial construction industries. We design, engineer, manufacture and market external building products through our three operating segments, Windows, Siding, and Commercial.
In our Windows segment, our principal products include vinyl, aluminum-clad vinyl, aluminum, wood and clad-wood windows and patio doors and steel, wood, and fiberglass entry doors that serve both the new construction and the home repair and remodeling sectors in the United States and Canada. We continue introducing new products to the portfolio which allow us to enter or further penetrate new distribution channels and customers. Our national manufacturing footprint combined with the breadth of our product lines and our multiple price point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing) and end user markets (new construction and home repair and remodeling).
In our Siding segment, our principal products include vinyl siding and skirting, steel siding, vinyl and aluminum soffit, aluminum trim coil, aluminum gutter coil, aluminum gutters, aluminum and steel roofing accessories, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl railing, and stone veneer in the United States and Canada. Our national manufacturing footprint combined with the breadth of our product lines and our multiple brand and price point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing) and end users (new construction and home repair and remodeling).

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
Impact of COVID-19
Overview
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The impact of the COVID-19 pandemic has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. The pandemic has resulted, and may continue to result, in significant economic disruption that has and may likely continue to adversely affect our business. While we are unable to predict the duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, or liquidity, we believe it is important to describe in the following sections the impact of COVID-19 has had on our business, how our response to the pandemic is progressing, and how our results and financial condition may change going forward.
Health and Safety
From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures in all of our sites, including facility cleaning at all locations, implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present on the manufacturing floor to perform their work, suspending unnecessary travel, enhancing employee communications, implementing temperature check plans at the entrances to our facilities, and providing masks and other protective equipment to those employees who must be physically present. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine certain procedures to be in the best interests of our employees, customers, partners and suppliers.
Operations
As a result of the COVID-19 pandemic, federal, state and international authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as limits on gatherings, quarantine or shelter-in-place mandates, and business shutdowns. We have important manufacturing operations in the U.S., Canada, and Mexico which have been affected by the outbreak with increased absenteeism creating operating inefficiencies. Measures providing for business shutdowns generally exclude certain essential services such as construction, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. While the majority of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers. For example, we closed our North Brunswick Windows facility in New Jersey during April 2020 and reopened it in early May given the outbreak in the Northeast and our Peachtree City, Georgia Windows facility was also closed for a few weeks in April for extensive cleaning. Substantially all production requirements were effectively shifted to other window manufacturing plants during April 2020 to meet customer demand. While federal and state measures may be modified or extended, we currently expect that our manufacturing facilities will remain operational. However, any deterioration in the pandemic in our manufacturing facilities or their local communities or any federal, state, or local limits on construction manufacturing facilities could have a negative impact on our operations in the future.

Supply
We have not currently experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations in light of federal and state ordered restrictions and shelter-in-place mandates. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. To mitigate the risk of any potential supply interruptions from the COVID-19 pandemic, we continue to monitor our critical suppliers operational and financial performance.
Demand
The outbreak has significantly increased economic and demand uncertainty. While during the three months ended April 4, 2020, we experienced stable demand across the Company, we expect our business will most likely be negatively impacted during the second and third quarters of 2020. According to the U.S. Census Bureau, March national housing starts declined month over month by 22.3% with the Northeast declining 42.5% month over month. Our Commercial business typically lags new construction performance by 18-24 months, though the timing of the anticipated negative impact of our future financial performance is uncertain.
Cost Reductions and Liquidity
In light of the COVID-19 pandemic, the Company has implemented a range of actions aimed at reducing costs and preserving liquidity. These actions include the closure of our Ambridge, Pennsylvania Commercial facility, limiting travel costs, voluntary severance program, an additional workforce reduction, 2,100 furloughs, a hiring freeze, a deferral of annual wage raises, and reducing discretionary and non-essential expenses such as consulting expenses. The Company will continue to evaluate further ways to rationalize facilities and manage costs in line with reduced net sales levels as the impact of COVID-19 develops for the remainder of 2020.
Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as increasing our borrowings under our ABL Facility to $415.0 million and borrowings under our Cash Flow Revolver to $115.0 million, leave us well-positioned to manage our business through this crisis as it continues to unfold.
In addition to the ABL Facility and Cash Flow Revolver borrowings, we have reduced our anticipated capital expenditures by $30.0 million projected for 2020 to focus our expenditures on key strategic initiatives such as automation and critical maintenance items. Based on these cumulative actions and our current projections, we believe our existing balances of domestic cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this national emergency, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows for future periods. In addition, see Part II-Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.
Kleary Acquisition
On March 2, 2020, the Company acquired 100% of the issued and outstanding shares of the common stock of Kleary Masonry, Inc. ("Kleary") for total consideration of $40.0 million. The transaction was financed with cash on hand and through borrowings under the Company’s asset-based revolving credit facility. Kleary primarily services residential customers with manufactured stone installations and commercial customers with manufactured wall installations in the Sacramento, California area. Kleary's results are reported within the Siding business segment.

Environmental Stoneworks Acquisition
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of Environmental Stoneworks (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to post-closing adjustments. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.

Three Months Ended April 4, 2020
Consolidated sales increased by approximately 4.6% during the three months ended April 4, 2020 as compared to the three months ended March 30, 2019. The improvement from the prior year was due to better price and mix across each of our business segments and volume from four additional ship days in the three months ended April 4, 2020 compared to the three months ended March 30, 2019. We had three additional ship days from the timing of our fiscal calendar as well as an additional day due to the leap year occurring during the three months ended April 4, 2020.
The Company’s gross profit percentage for the three months ended April 4, 2020 was 20.7% as compared to 17.5% for the three months ended March 30, 2019. The 320 basis point increase in gross profit percentage can be partially attributed to approximately $16.2 million in additional costs of goods sold related to the fair value premium of the Ply Gem and ESW inventory on the respective acquisition dates that negatively impacted gross profit margins during the three months ended March 30, 2019. In addition, we achieved favorable price and mix coupled with lower material costs which enabled margin expansion during the three months ended April 4, 2020.
The Company’s selling, general, and administrative expenses increased a marginal 30 basis points during the three months ended April 4, 2020 compared to the three months ended March 30, 2019. The Company’s restructuring and impairment costs increased $10.4 million during the three months ended April 4, 2020 compared to the three months ended March 30, 2019 primarily due to severance costs as part of our ongoing efforts to rationalize operational and organizational structures. Our acquisition costs decreased 65.5% as our Merger related activities begin to decrease, with only the Kleary acquisition occurring during the three months ended April 4, 2020.
The Company recognized a non-cash goodwill impairment of $503.2 million during the three months ended April 4, 2020 as a result of COVID-19 pandemic and the resulting impact on our market valuation and the near-term economic uncertainties associated with the pandemic.
Industry Conditions
Residential (Siding and Windows)
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of material costs relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first and fourth quarters of each fiscal year compared to the second and third quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.
Our residential building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home. From an industry perspective, we evaluate the new construction environment by reviewing the U.S. Census Bureau single family housing start statistics to assess the performance of the new construction market for a normal period. For the three months ended April 4, 2020, we evaluated U.S. Census Bureau single family housing starts in the period from September 2019 to December 2019 to assess the demand impacts for our products for the three months ended April 4, 2020 noting that single family housing starts increased 7.2% on a lag effected basis due to favorable demand conditions. We also examine where these single-family housing starts occur geographically as the Northeast, which decreased 16.6%, and Midwest, which decreased 6.5%, are significant vinyl siding concentrated areas relative to the South which increased 19.1% and the West which was flat. For Canada, we evaluate the Canada Mortgage and Housing Corporate statistics which showed housing starts increasing 7.1% for the first quarter compared to 2019.
In addition to new construction, we also evaluate the repair and remodeling market to assess residential market conditions by evaluating the Leading Indicator of Remodeling Activity (“LIRA”). For the first quarter of 2020, LIRA reflected that the trailing 12 months of remodeling activity increased 5.2% from 2019. While LIRA is a remodeling economic indicator as it tracks all remodeling activity including kitchen, bathroom and low-ticket remodeling, it is not a specific metric for our residential businesses measuring solely windows and siding remodeling growth. Therefore, we utilize this index as a trend indicator for our repair and remodeling business.
Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute ("VSI"), a third party which summarizes vinyl siding unit sales for the industry. For the first quarter of 2020, the VSI reported that siding units increased 5.1% for the industry. Overall, our Siding segment, including stone, is weighted to the repair and remodeling market with approximately 49% of our net sales being attributed to repair and remodeling with the remaining 51% attributed to the new construction market. Historically, we evaluate our net sales performance within the Windows segment by evaluating our net sales for the new construction market and the repair and remodeling market. Overall, our Windows segment is relatively balanced with approximately 55% of our net sales attributed to new construction with the remaining 45% attributed to the repair and remodeling market.

Commercial
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of material costs relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first and fourth quarters of each fiscal year compared to the second and third quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.
According to Dodge Data & Analytics (“Dodge”), low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down approximately 9% during the first three months of 2020 as compared to the same period in 2019.
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

RESULTS OF OPERATIONS
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) Windows, (ii) Siding, and (iii) Commercial. Our operating segments operate in the commercial and residential new construction, and repair & remodel construction markets. Sales and earnings are influenced by general economic conditions, the level of residential and nonresidential construction activity, commodity costs, such as steel, aluminum, and PVC, other input costs such as labor and freight, and the availability and terms of financing available for construction. The operating segments follow the same accounting policies used for our consolidated financial statements.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, acquisition costs and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other income (expense). See Note 19 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.
The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Three Months Ended
	April 4, 2020	%	March 30, 2019	%
Net sales:
Windows	$448,450	40.3	$421,594	39.6
Siding	241,043	21.6	218,277	20.5
Commercial	424,318	38.1	424,961	39.9
Total net sales	$1,113,811	100.0	$1,064,832	100.0
Operating loss:
Windows	$(313,190)		$(4,319)
Siding	(168,867)		(11,654)
Commercial(1)	16,841		24,310
Corporate(1)	(35,575)		(35,702)
Total operating loss	(500,791)		(27,365)
Unallocated other expense, net	(59,296)		(56,549)
Loss before taxes	$(560,087)		$(83,914)
(1)Commercial operating income for the three months ended March 30, 2019 includes $8.3 million of costs previously included in Corporate operating loss to conform to current presentation.

THREE MONTHS ENDED APRIL 4, 2020 COMPARED TO THREE MONTHS ENDED MARCH 30, 2019
Windows

	Three Months Ended
(Amounts in thousands)	April 4, 2020		March 30, 2019
Statement of operations data:
Net sales	$448,450	100.0%	$421,594	100.0%
Gross profit	74,001	16.5%	62,340	14.8%
SG&A expenses (including acquisition costs)	45,847	10.2%	49,413	11.7%
Amortization of intangible assets	20,354	4.5%	17,246	4.1%
Goodwill impairment	320,990	71.6%	—	—%
Operating loss	(313,190)	(69.8)%	(4,319)	(1.0)%
Net sales for the three months ended April 4, 2020 were $448.5 million compared to $421.6 million for the three months ended March 30, 2019, an increase of $26.9 million or 6.4%. The net sales increase can be primarily attributed to having four additional ship days in the three months ended April 4, 2020 in relation to the prior year period due to the timing of the Company’s fiscal calendar as well as favorable price/mix. Our net sales for the U.S. and Canadian markets were approximately $411.8 million and $36.7 million, respectively, for the three months ended April 4, 2020 compared to $387.1 million and $34.5 million, respectively, for the three months ended March 30, 2019. The 6.4% net sales increase for the U.S. was consistent with the 7.2% increase in housing starts and the 5.2% LIRA increase for the first quarter of 2020. The Canadian net sales increase of 6.4% was consistent with the housing industry increase supported by the CMHC. For the three months ended April 4, 2020, foreign currency negatively impacted our net sales by $0.5 million.
Gross profit for the three months ended April 4, 2020 was $74.0 million, an increase of $11.7 million or 18.7% from the $62.3 million for the three months ended March 30, 2019. The gross profit increase can be attributed to the 6.4% net sales increase combined with favorable price and mix combined with synergy and cost-out initiatives. We announced price increases for our products in January 2020 of 5-8% which favorably impacted our average selling prices by 4.9% for the three months ended April 4, 2020. Our principal raw materials for Windows are PVC resin, aluminum, and glass. For the three months ended April 4, 2020, PVC resin and glass material costs increased while aluminum (Midwest Ingot) costs decreased compared to the three months ended March 30, 2019. We pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure. For the three months ended April 4, 2020, foreign currency negatively impacted our gross profit by $0.1 million.
As a percentage of net sales, our gross profit percentage increased 170 basis points from 14.8% for the three months ended March 30, 2019 to 16.5% for the three months ended April 4, 2020. The increase can be attributed to our net sales increase and favorable price and mix which enabled our gross profit percentage to expand in relation to the prior year. In addition, we continue to invest in automation projects within the Windows segment in an effort to increase operating and manufacturing efficiencies.
Selling, general, and administrative expenses were $45.8 million for the three months ended April 4, 2020 compared to $49.4 million for the three months ended March 30, 2019 for a decrease of $3.6 million or 7.2%. The SG&A expense decrease can be predominantly attributed to lower management incentive compensation expenses of $1.0 million, lower sales and marketing expenses despite the net sales increase of $1.2 million, lower legal expenses of $1.2 million, and lower travel and entertainment expenses of $0.1 million.
As a percentage of net sales, SG&A expenses were 10.2% for the three months ended April 4, 2020 relative to 11.7% for the three months ended March 30, 2019. The 150 basis point decrease can be attributed to lower management incentive compensation expense, lower sales and marketing expenses, and lower legal expenses in relation to the prior year.
Amortization expense for the three months ended April 4, 2020 increased $3.1 million or 18.0% to $20.4 million compared to $17.2 million for the three months ended March 30, 2019. The increase relates to the finalization of our fair value increases for intangible assets in connection with the merger with Ply Gem and resulting impact on amortization.
Goodwill impairment for the three months ended April 4, 2020 was $321.0 million as a result of the COVID-19 pandemic, which decreased Windows’ discounted cash flow projections as a result of the likely U.S. economic recession, high unemployment, and lower consumer confidence.

Siding

	Three Months Ended
(Amounts in thousands)	April 4, 2020		March 30, 2019
Statement of operations data:
Net sales	$241,043	100.0%	$218,277	100.0%
Gross profit	59,042	24.5%	33,176	15.2%
SG&A expenses (including acquisition costs)	29,372	12.2%	23,444	10.7%
Amortization of intangible assets	21,763	9.0%	21,386	9.8%
Goodwill impairment	176,774	73.3%	—	—%
Operating loss	(168,867)	(70.1)%	(11,654)	(5.3)%
Net sales for the three months ended April 4, 2020 were $241.0 million compared to $218.3 million for the three months ended March 30, 2019, an increase of $22.8 million or 10.4%. The three months ended April 4, 2020 include net sales of $48.3 million for the Environmental Stonework’s (“ESW”) acquisition which occurred on February 20, 2019 and the Kleary Masonry (“Kleary”) acquisition which occurred on March 2, 2020 and $29.7 million for the three months ended March 30, 2019. Excluding the ESW and Kleary acquisitions, net sales would have increased $4.1 million or 2.2% for the three months ended April 4, 2020. The net sales increase can be primarily attributed to having four additional ship days in the three months ended April 4, 2020 in relation to the prior year period due to the timing of the Company’s fiscal calendar as well as favorable price/mix. The net sales increase can also be attributed to the 5.2% LIRA increase as well as the 7.2% increase in housing starts. Our siding unit sales decreased 4.3% in the U.S. compared to the VSI which illustrated that total siding unit sales increased 5.1% during the first quarter. The decrease in unit sales relative to market resulted from our focus on maintaining price discipline in the competitive landscape. Our net sales for the U.S. and Canadian markets were approximately $228.1 million and $13.0 million, respectively, for the three months ended April 4, 2020 compared to $206.9 million and $11.3 million, respectively for the three months ended March 30, 2019. For the three months ended April 4, 2020, foreign currency negatively impacted our net sales by $0.4 million.
Gross profit for the three months ended April 4, 2020 was $59.0 million an increase of $25.9 million or 78.0% from the $33.2 million for the three months ended March 30, 2019. The three months ended April 4, 2020 include gross profit for the ESW (acquired February 20, 2019) and Kleary (acquired March 2, 2020) of $9.2 million and $4.5 million for the three months ended March 30, 2019. In addition to the ESW and Kleary acquisitions, gross profit for the three months ended March 30, 2019 was negatively impacted by $14.4 million for the non-cash inventory fair value step-up associated with the merger with Ply Gem and by $1.9 million for the non-cash inventory step-up associated with the ESW acquisition. Excluding the ESW and Kleary acquisitions as well as the inventory step-ups, gross profit would have increased $4.9 million or 10.9% for the three months ended April 4, 2020. Our gross profit increased as a result of favorable pricing and material costs for the three months ended April 4, 2020. Our principal raw materials within Siding are PVC resin and aluminum. For the three months ended April 4, 2020, PVC resin increased while aluminum (Midwest Ingot) costs decreased compared to the three months ended March 30, 2019. We historically pass along increases in raw material input costs to our customers but normally there is a lag period of approximately 90-120 days between the impact of higher raw material costs and customer pricing actions. In addition to raw material costs, we closely monitor labor and freight costs. Labor costs have trended higher recently given the shortage of manufacturing labor personnel and wage inflation pressure. For the three months ended April 4, 2020, foreign currency negatively impacted our gross profit by $0.1 million.
As a percentage of net sales, our gross profit percentage was 25.9% for the three months ended April 4, 2020, excluding ESW and Kleary and the fair value step-ups compared to 23.8% for the three months ended March 30, 2019. The 210 basis point increase resulted from improved price and mix and favorable material costs. We remain committed to lowering costs during the COVID-19 pandemic and will continue to explore cost take-out initiatives creating a lean culture.
Selling, general, and administrative expenses were $29.4 million for the three months ended April 4, 2020 including $9.3 million of SG&A expenses attributed to ESW and Kleary compared to $23.4 million of SG&A expenses for the three months ended March 30, 2019 which included $4.0 million of SG&A expenses attributed to ESW. Excluding the impact of the ESW and Kleary acquisitions, SG&A expenses increased $0.7 million or 3.3% consistent with the 2.2% net sales increase specifically for sales and marketing related expenses. As a percentage of net sales excluding the impact of the ESW and Kleary acquisitions, SG&A expenses were consistent at 10.4% for the three months ended April 4, 2020 compared to 10.3% for the three months ended March 30, 2019.

Amortization expense for the three months ended April 4, 2020 was $18.2 million or 9.4% of net sales relative to $20.0 million and 10.6% for the three months ended March 30, 2019 excluding the impact of ESW and Kleary. The decrease relates to the finalization of our fair value increases for intangible assets in connection with the merger with Ply Gem and ESW acquisition and resulting impact on amortization.
Goodwill impairment for the three months ended April 4, 2020 was $176.8 million as a result of the COVID-19 pandemic, which decreased Siding’s discounted cash flow projections as a result of the likely U.S. economic recession, high unemployment, and lower consumer confidence.

Commercial

	Three Months Ended
(Amounts in thousands)	April 4, 2020		March 30, 2019
Statement of operations data:
Net sales	$424,318	100.0%	424,961	100.0%
Gross profit	97,844	23.1%	90,401	21.3%
SG&A expenses (including acquisition costs)	72,852	17.2%	63,260	14.9%
Amortization of intangible assets	2,744	0.6%	2,831	0.7%
Goodwill impairment	5,407	1.3%	—	—%
Operating income	16,841	4.0%	24,310	5.7%
Net sales decreased $0.6 million or 0.2% for the three months ended April 4, 2020 compared to the three months ended March 30, 2019 due to a slight decline in tonnage demand that was partially offset by an increase in average selling price driven by product mix and pricing discipline in a declining steel price environment. The decline in volumes was the result of management of product and customer portfolio within our Metal Coil Coating division partially offset by increasing demand and market share within our Engineered Building Systems division.
Gross profit increased $7.4 million or 8.2% for the three months ended April 4, 2020 compared to the three months ended March 30, 2019. As a percentage of net sales, gross profit increased 180 basis points due to pricing discipline as we saw a slight increase in average selling price per ton while benefiting from declining steel costs that drove a significant year over year decline in material cost per ton.
Selling, general, and administrative expenses increased $9.6 million or 15.2% for the three months ended April 4, 2020 compared to the three months ended March 30, 2019 primarily due to $11.7 million of restructuring and impairment charges recorded during the three months ended April 4, 2020 compared to $0.9 million of restructuring and impairment charges recorded during the three months ended March 30, 2019.
Amortization expense for the three months ended April 4, 2020 was $2.7 million or 0.6% of net sales consistent with amortization expense of $2.8 million or 0.7% of net sales for the three months ended March 30, 2019.
Goodwill impairment for the three months ended April 4, 2020 was $5.4 million as a result of the COVID-19 pandemic which decreased our metal coil coating reporting unit's discounted cash flow projections as a result of the likely U.S. economic recession, high unemployment, and lower consumer confidence.

Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Three Months Ended
(Amounts in thousands)	April 4, 2020	March 30, 2019
Statement of operations data:
SG&A expenses	$(30,650)	$(31,269)
Acquisition related expenses	(4,925)	(4,433)
Operating loss	(35,575)	(35,702)
Interest expense	(54,835)	(58,286)
Interest income	338	215
Currency translation gain (loss)	(4,137)	1,177
Other income (expense), net	(662)	345
Income tax benefit	(18,014)	(23,897)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended April 4, 2020 decreased by $0.1 million or 0.4% compared to the three months ended March 30, 2019 due primarily to various professional fees and legal costs.
Interest expense decreased to $54.8 million for the three months ended April 4, 2020 compared to $58.3 million for the three months ended March 30, 2019. The interest expense decrease is primarily due to declining interest rates in fiscal 2020 which impacted the floating rate Term Loan Facility.
Foreign exchange gain (loss) for the three months ended April 4, 2020 was a $4.1 million loss compared to a gain of $1.2 million for the three months ended March 30, 2019, due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.
Consolidated provision (benefit) for income taxes was a benefit of $18.0 million for the three months ended April 4, 2020 compared to a benefit of $23.9 million for the three months ended March 30, 2019. The effective tax rate for the three months ended April 4, 2020 was 3.2% compared to 28.5% for the three months ended March 30, 2019. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the U.S. Tax Cuts and Jobs Act and the goodwill impairment recorded during the three months ended April 4, 2020.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash, cash equivalents and restricted cash increased from $102.3 million as of December 31, 2019 to $483.6 million as of April 4, 2020. The following table summarizes our consolidated cash flows for the three months ended April 4, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net cash used in operating activities	$(2,224)	$(48,722)
Net cash used in investing activities	(67,424)	(209,608)
Net cash provided by financing activities	453,268	213,439
Effect of exchange rate changes on cash and cash equivalents	(2,302)	911
Net increase (decrease) in cash, cash equivalents and restricted cash	381,318	(43,980)
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$483,625	$103,627
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
Net cash used in operating activities was $2.2 million during the three months ended April 4, 2020 compared to net cash used in operating activities of $48.7 million for the three months ended March 30, 2019. The change in cash flow used in operations is due to an improvement in collection on accounts receivable in the first quarter of 2020 compared to the first quarter of 2019 combined with a reduction in income taxes paid in three months ended April 4, 2020, and normal seasonal trends in the timing of working capital.
Net cash provided by accounts receivable was $20.5 million for the three months ended April 4, 2020 compared to $43.6 million used in accounts receivable for the three months ended March 30, 2019. There was $25.2 million provided by the Commercial business during the three months ended April 4, 2020 which primarily drove this change period over period. The remaining changes in accounts receivable period over period relates to seasonal trends in working capital and timing of collections. Our days sales outstanding as of April 4, 2020 and March 30, 2019 were 38.5 days and 39.9 days, respectively.
For the three months ended April 4, 2020, the change in cash flows relating to inventory was a decrease of $20.7 million compared to an increase of $16.7 million for the three months ended March 30, 2019. We experienced a $9.4 million cash flow increase in inventory in the Commercial segment as a result of strategic purchasing during our seasonally slower months and decreasing material costs that was partially combined with a $30.2 million inventory cash flow decrease in the Windows and Siding segments during the three months ended April 4, 2020. Our days inventory on-hand improved to 47.4 days as of April 4, 2020 as compared to 59.2 days as of March 30, 2019 due to strategic purchasing and lower material costs.
Net cash provided by accounts payable for the three months ended April 4, 2020 was $12.5 million compared to net cash used in accounts payable of $7.2 million for the three months ended March 30, 2019. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of April 4, 2020 decreased to 21.1 days from 23.6 days as of March 30, 2019.
Investing Activities
Net cash used in investing activities was $67.4 million during the three months ended April 4, 2020 compared to $209.6 million used in investing activities during the three months ended March 30, 2019. During the three months ended April 4, 2020, we paid approximately $39.9 million (net of cash acquired) for the acquisition of Kleary and we used $27.6 million for capital expenditures. In the three months ended March 30, 2019, we paid approximately $182.4 million, net of cash acquired, for the acquisition of ESW and used $27.2 million for capital expenditures.

Financing Activities
Net cash provided by financing activities was $453.3 million in the three months ended April 4, 2020 compared to $213.4 million provided by financing activities in the three months ended March 30, 2019. During the three months ended April 4, 2020, we borrowed $40.0 million on our Current ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Current ABL Facility and $115.0 million on our Current Cash Flow Revolver to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic, paid $6.4 million on quarterly installments on our Current Term Loan and used $0.3 million for the purchases of shares that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
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
As of April 4, 2020, we had an aggregate principal amount of $3,692.2 million of outstanding indebtedness, comprising $415.0 million of borrowings under the Current ABL Facility, $2,517.2 million of borrowings under our Current Term Loan Facility, $115.0 million of borrowings under the Current Cash Flow Revolver and $645.0 million of 8.00% Senior Notes outstanding. Our excess availability under the Current ABL Facility was $118.0 million as of April 4, 2020. In addition, standby letters of credit totaling approximately $29.0 million were outstanding but undrawn under the ABL Facility.
For additional information, see Note 14 — Long-Term Debt and Note 17 — Fair Value of Financial Instruments and Fair Value Measurement in the notes to the unaudited consolidated financial statements.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. Beyond cash generated from operations, $118.0 million is available with our Current ABL Facility at April 4, 2020, $0.0 million is available with our Current Cash Flow Revolver and we have an unrestricted cash balance of $475.7 million as of April 4, 2020.
We expect to contribute $5.2 million to the defined benefit plans and $0.8 million to the postretirement medical and life insurance plans in the year ending December 31, 2020.
We expect that cash generated from operations and our availability under the ABL Credit Facility will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2020 and expansion when needed.

Our corporate strategy evaluates potential acquisitions that would provide additional synergies in our Windows, Siding and Commercial segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, we announced that our Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of our outstanding Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, we are authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs. During the three months ended April 4, 2020, there were no repurchases under the stock repurchase programs. As of April 4, 2020, approximately $55.6 million remained available for stock repurchases, all under the programs announced on October 10, 2017 and March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 4, 2020, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
Our contractual obligations principally includes obligations associated with our outstanding indebtedness, operating lease obligations and inventory purchase commitments. Contractual obligations did not materially change during the three months ended April 4, 2020, except for debt activity as disclosed in Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements and in Liquidity and Capital Resources — Financing Activities, and lease activity as disclosed in Note 9 — Leases in the notes to the unaudited consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
We adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. ASU 2016-13 requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for a description of the impact of the adoption of ASU 2016-13.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Windows and Sidings Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 5.8% for the three months ended April 4, 2020 compared to the three months ended March 30, 2019.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the three months ended April 4, 2020, material costs (predominantly steel costs) constituted approximately 60% of our Commercial segment's cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
With material costs (predominantly steel costs) accounting for approximately 60% of our Commercial segment's cost of sales for the three months ended April 4, 2020, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $2.0 million for our three months ended April 4, 2020. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At April 4, 2020, all of our contracts for the purchase of natural gas and aluminum met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facilities at April 4, 2020 and December 31, 2019 was approximately $2,057.8 million and $2,514.9 million, respectively, compared to a face value of approximately $2,517.2 million and $2,523.6 million, respectively. In May 2019, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At April 4, 2020, our cash flow hedge contracts had a fair value liability of $80.2 million and is recorded as a non-current liability as of April 4, 2020 in our consolidated balance sheets.
See Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.

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
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain (loss) was $(1.0) million and $0.5 million for the three months ended April 4, 2020 and March 30, 2019, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income (loss) for the three months ended April 4, 2020 and March 30, 2019 was $(3.1) million and $0.6 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive loss for the three months ended April 4, 2020 and March 30, 2019 was $(9.6) million and $2.5 million, respectively.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 4, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 4, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 20 - Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth below and elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to our previously disclosed risk factors. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The outbreak of a health epidemic or pandemic, including the coronavirus disease 2019 (“COVID-19”) pandemic, may have an adverse effect on our business.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as the current COVID-19 pandemic or any recurrence or worsening of the COVID-19 pandemic, particularly if located in regions where we derive a significant amount of our sales or profit or where our manufacturing facilities, suppliers or customers are located. The occurrence of such an outbreak or other adverse public health developments has and may continue to materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of locations, which could severely disrupt our operations and negatively impact our business, financial condition and results of operation. Our operations could be disrupted if any of our employees or employees of our suppliers or customers were suspected or confirmed of having COVID-19 or other illnesses and such illness required us or our suppliers or customers to quarantine some or all such employees or disinfect locations. For example, during April 2020 we shut down our North Brunswick windows manufacturing facility in New Jersey due to the concentration of COVID-19 cases in the Northeast as well as our Peachtree City windows manufacturing facility in Georgia for cleaning.
The COVID-19 pandemic could also cause disruptions in our supply chain. The inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays to delivery date requirements of our customers. Such failures could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and ultimately, termination of customer relationships, any of which could have a negative impact on our business, financial condition, results of operations and liquidity. In that case, we may be required to seek alternative sources of materials or products. Although we believe that we can manage our exposure to these risks, we cannot be certain that we will be able to identify such alternative materials or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could negatively impact our ability to satisfy customer orders.
We could also be adversely affected if government authorities impose further mandatory closures, seek voluntary closures, impose restrictions on our operations, or if suppliers issue mass recalls of products. Even if such measures are not further implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.
We cannot predict the duration or scope of the current COVID-19 pandemic or when or how our business, financial condition and results of operations will be impacted by it, including as a result of the recent deterioration in the U.S. economy and any related impact on the residential and commercial industries, and based on the duration and scope, such impact could be material. Historically, in times of an economic recession, new home construction in the United States has slowed considerably. Any significant downturn in new home construction as a result of the economic impact of the COVID-19 pandemic could negatively impact our business, financial condition and results of operations.
To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section or the “Risk Factors” section included in our Annual Report on Form 10-K incorporated by reference herein, such as those relating to our substantial level of indebtedness, our future capital needs, our need to generate sufficient cash to service our indebtedness, and our ability to obtain financing on acceptable terms or at all.

We have taken certain precautions due to the recent COVID-19 pandemic that could harm our business.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken a number of precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. In an effort to help slow the spread of COVID-19, we are temporarily requiring all employees who are able to work remotely to do so, have suspended all non-essential travel for our employees, are canceling or postponing company-sponsored events, and are discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and many of our employees are accustomed to working remotely or working with other remote employees if necessary, our manufacturing workforce is unable to operate remotely. Our employees travel frequently to establish and maintain relationships with our customers and suppliers, and for other business purposes. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, or create operational or other challenges as we adjust to a largely remote workforce, any of which could harm our business. The extent to which COVID-19 and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and unpredictable.
Any impairment of our goodwill and/or intangible assets could negatively impact our results of operations and financial condition.
We evaluate assets on our balance sheet, including goodwill and intangible assets, in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, market capitalization, and external market conditions that would require an impairment test. As a result of the recent decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic, the Company determined that an interim goodwill impairment test was necessary as of April 4, 2020. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units’ carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million for the Metal Coil Coating reporting unit. We may experience unforeseen events in the future, including related to or as a result of the COVID-19 pandemic, that could adversely affect the value of our goodwill or intangible assets and trigger a further impairment evaluation. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of intangible assets could have a negative impact on the Company’s results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended April 4, 2020:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
January 1, 2020 to February 1, 2020	—	$—	—	$55,573
February 2, 2020 to February 29, 2020	11,758	$8.22	—	55,573
March 1, 2020 to April 4, 2020	26,036	$8.81	—	55,573
Total	37,794	$8.63	—
(1)The total number of shares purchased includes our Common Stock repurchased under the programs described below as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of the Company’s Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of April 4, 2020, approximately $55.6 million remained available for stock repurchases under the programs announced on October 10, 2017 and March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
†10.1
Separation Agreement between the Company and Bradley S. Little, dated March 3, 2020 (filed as Exhibit 10.1 to Cornerstone’s Current Report on Form 8-K dated March 6, 2020 and incorporated by reference herein)

†10.2
Separation Agreement between the Company and Donald R. Riley, dated March 15, 2020 (filed as Exhibit 10.1 to Cornerstone’s Current Report on Form 8-K dated March 17, 2020 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: May 12, 2020	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: May 12, 2020	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer