Form 10-Q
period 2020-07-04
Cornerstone Building Brands, Inc.
filed 2020-08-11
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 4, 2020

or

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

Common Stock, $0.01 par value - 125,097,338 shares as of August 5, 2020.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Sales	$1,084,936	$1,295,457	$2,198,747	$2,360,289
Cost of sales	830,205	990,794	1,713,129	1,869,709
Gross profit	254,731	304,663	485,618	490,580
Selling, general and administrative expenses	134,371	158,028	299,325	312,334
Intangible asset amortization	45,240	46,511	90,101	87,974
Restructuring and impairment charges, net	15,411	7,107	29,246	10,538
Strategic development and acquisition related costs	784	12,086	5,641	26,168
Goodwill impairment	—	—	503,171	—
Income (loss) from operations	58,925	80,931	(441,866)	53,566
Interest income	341	121	679	336
Interest expense	(52,384)	(58,299)	(107,219)	(116,585)
Foreign exchange gain (loss)	2,025	523	(2,112)	1,700
Other income (expense), net	660	(397)	(2)	(52)
Income (loss) before income taxes	9,567	22,879	(550,520)	(61,035)
Provision (benefit) for income taxes	(17,332)	5,346	(35,346)	(18,551)
Net income (loss)	26,899	17,533	(515,174)	(42,484)
Net income allocated to participating securities	(442)	(270)	—	—
Net income (loss) applicable to common shares	$26,457	$17,263	$(515,174)	$(42,484)
Income (loss) per common share:
Basic	$0.21	$0.14	$(4.09)	$(0.34)
Diluted	$0.21	$0.14	$(4.09)	$(0.34)
Weighted average number of common shares outstanding:
Basic	125,754	125,516	125,927	125,510
Diluted	125,755	125,516	125,927	125,510
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Comprehensive income (loss):
Net income (loss)	$26,899	$17,533	$(515,174)	$(42,484)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	8,566	3,668	(997)	6,140
Unrealized loss on derivative instruments, net of income tax of $1,182, $7,118, $13,214 and $7,118, respectively	(3,729)	(22,746)	(41,905)	(22,746)
Other comprehensive income (loss)	4,837	(19,078)	(42,902)	(16,606)
Comprehensive income (loss)	$31,736	$(1,545)	$(558,076)	$(59,090)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 4, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$483,497	$98,386
Restricted cash	6,223	3,921
Accounts receivable, less allowances of $9,626 and $9,962, respectively	522,612	491,740
Inventories, net	402,994	439,194
Income taxes receivable	36,741	48,466
Investments in debt and equity securities, at market	3,531	3,776
Prepaid expenses and other	67,933	78,516
Assets held for sale	2,646	1,750
Total current assets	1,526,177	1,165,749
Property, plant and equipment, less accumulated depreciation of $602,650 and $556,143, respectively	644,284	652,841
Lease right-of-use assets	300,849	316,155
Goodwill	1,187,788	1,669,594
Intangible assets, net	1,665,591	1,740,700
Deferred income taxes	1,272	7,510
Other assets, net	11,884	11,797
Total assets	$5,337,845	$5,564,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$25,600
Accounts payable	198,936	205,629
Accrued compensation and benefits	54,590	92,130
Accrued interest	20,126	19,070
Accrued income taxes	501	—
Current portion of lease liabilities	71,294	72,428
Other accrued expenses	222,425	233,687
Total current liabilities	593,472	648,544
Long-term debt	3,578,341	3,156,924
Deferred income taxes	221,078	291,987
Long-term lease liabilities	226,371	243,780
Other long-term liabilities	340,371	287,793
Total long-term liabilities	4,366,161	3,980,484
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 125,122,988 and 125,097,338 shares issued and outstanding at July 4, 2020, respectively; and 126,110,000 and 126,054,487 shares issued and outstanding at December 31, 2019, respectively	1,252	1,261
Additional paid-in capital	1,249,852	1,248,787
Accumulated deficit	(797,081)	(281,229)
Accumulated other comprehensive loss, net	(75,300)	(32,398)
Treasury stock, at cost (25,650 and 55,513 shares at July 4, 2020 and December 31, 2019, respectively)	(511)	(1,103)
Total stockholders’ equity	378,212	935,318
Total liabilities and stockholders’ equity	$5,337,845	$5,564,346
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2020	June 29, 2019
Cash flows from operating activities:
Net loss	$(515,174)	$(42,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,480	127,476
Non-cash interest expense	4,593	3,954
Share-based compensation expense	8,543	7,479
Non-cash fair value premium on purchased inventory	—	16,249
Goodwill impairment	503,171	—
Asset impairment	3,490	—
Loss (gain) on asset sales, net	169	(277)
Provision for doubtful accounts	252	(205)
Deferred income taxes	(48,190)	(48,515)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,844)	(133,820)
Inventories	36,872	29,430
Income taxes	12,226	2,245
Prepaid expenses and other	9,782	(706)
Accounts payable	(7,818)	15,079
Accrued expenses	(53,834)	(2,952)
Other, net	(2,756)	(2,867)
Net cash provided by (used in) operating activities	66,962	(29,914)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(41,841)	(179,184)
Capital expenditures	(47,609)	(57,220)
Proceeds from sale of property, plant and equipment	114	873
Net cash used in investing activities	(89,336)	(235,531)
Cash flows from financing activities:
Proceeds from ABL facility	345,000	270,000
Payments on ABL facility	(30,000)	(50,000)
Proceeds from cash flow revolver	115,000	—
Payments on term loan	(12,810)	(12,810)
Payments related to tax withholding for share-based compensation	(467)	(167)
Purchases of treasury stock	(6,428)	—
Net cash provided by financing activities	410,295	207,023
Effect of exchange rate changes on cash and cash equivalents	(508)	2,300
Net increase (decrease) in cash, cash equivalents and restricted cash	387,413	(56,122)
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$489,720	$91,485

See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Fiscal Quarters	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, April 4, 2020	126,167,645	$1,262	$1,251,252	$(823,980)	$(80,137)	(25,332)	$(509)	$347,888
Treasury stock purchases	—	—	—	—	—	(1,129,085)	(6,568)	(6,568)
Retirement of treasury shares	(1,128,767)	(11)	(6,555)	—	—	1,128,767	6,566	—
Issuance of restricted stock	84,110	1	(1)	—	—	—	—	—
Other comprehensive income	—	—	—	—	4,837	—	—	4,837
Share-based compensation	—	—	5,156	—	—	—	—	5,156
Net income	—	—	—	26,899	—	—	—	26,899
Balance, July 4, 2020	125,122,988	$1,252	$1,249,852	$(797,081)	$(75,300)	(25,650)	$(511)	$378,212

Balance, March 30, 2019	125,581,009	$1,256	$1,240,423	$(325,856)	$(8,341)	(66,916)	$(1,196)	$906,286
Treasury stock purchases	—	—	—	—	—	(2,399)	(11)	(11)
Issuance of restricted stock	7,418	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,078)	—	—	(19,078)
Share-based compensation	—	—	3,474	—	—	—	—	3,474
Net income	—	—	—	17,533	—	—	—	17,533
Balance, June 29, 2019	125,588,427	$1,256	$1,243,897	$(308,323)	$(27,419)	(69,315)	$(1,207)	$908,204
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2019	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(1,166,879)	(6,895)	(6,895)
Retirement of treasury shares	(1,166,973)	(12)	(6,883)	—	—	1,166,973	6,895	—
Issuance of restricted stock	179,961	2	(2)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(42,902)	—	—	(42,902)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	8,543	—	—	—	—	8,543
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(515,174)	—	—	—	(515,174)
Balance, July 4, 2020	125,122,988	$1,252	$1,249,852	$(797,081)	$(75,300)	(25,650)	$(511)	$378,212

Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—	—	—	—	—	(22,112)	(167)	(167)
Retirement of treasury shares	(57,984)	(1)	(551)	—	—	57,984	552	—
Issuance of restricted stock	63,252	1	(1)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(16,606)	—	—	(16,606)
Deferred compensation obligation	—	—	(86)	—	—	5,712	86	—
Share-based compensation	—	—	7,479	—	—	—	—	7,479
Net loss	—	—	—	(42,484)	—	—	—	(42,484)
Balance, June 29, 2019	125,588,427	$1,256	$1,243,897	$(308,323)	$(27,419)	(69,315)	$(1,207)	$908,204
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2020
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “NCI”, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2020 through July 4, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
Certain reclassifications have been made to the prior period disaggregated revenue amounts in the notes to the consolidated financial statements to conform to the current presentation. The net effect of these reclassifications was not material to the consolidated financial statements (see disaggregated revenue table below).
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2020.
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). In connection with the Merger, 58,709,067 shares of NCI common stock were issued to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018. There are approximately 57,103 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at July 4, 2020.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	July 4, 2020	December 31, 2019
Cash and cash equivalents	$483,497	$98,386
Restricted cash(1)	6,223	3,921
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$489,720	$102,307
(1)Restricted cash primarily relates to escrow balances held for an outstanding earn-out agreement and working capital and other indemnification agreements.

Accounts Receivables and Related Allowance
The Company reports accounts receivable net of the allowance for expected credit losses. Trade accounts receivable are the result of sales of metal building products, insulated metal panels, metal coating, vinyl siding, metal siding, injection molded products, vinyl windows, aluminum windows, and other products and services to customers throughout the United States and Canada and affiliated territories, including international builders who resell to end users. Sales are primarily denominated in U.S. dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process and we require payment prior to shipment for certain international shipments.
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
The following table represents the rollforward of the reserve for uncollectible accounts for the periods indicated (in thousands):

Six Months Ended
July 4, 2020
Ending balance, prior period	$9,962
Cumulative effect of accounting change(1)	678
Provision for expected credit losses	252
Amounts charged against allowance for credit losses, net of recoveries	(2,076)
Allowance for credit losses of acquired company at date of acquisition	810
Ending balance, July 4, 2020	$9,626
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
The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Windows Net Sales Disaggregation:
Vinyl windows	$398,843	$475,326	$817,865	$864,775
Aluminum windows	19,806	20,992	39,282	37,181
Other	9,626	12,329	19,578	28,285
Total	$428,275	$508,647	$876,725	$930,241

Siding Net Sales Disaggregation:
Vinyl siding	$131,426	$145,351	$240,974	$251,308
Metal	64,424	70,352	117,090	123,332
Injection molded	15,857	17,896	29,096	29,734
Stone(1)	22,201	15,873	41,011	38,187
Other products & services(1)	51,341	57,053	98,121	82,241
Total	$285,249	$306,525	$526,292	$524,802

Commercial Net Sales Disaggregation:
Metal building products	$269,088	$321,170	$561,524	$594,595
Insulated metal panels	72,093	116,709	171,322	223,081
Metal coil coating	30,231	42,406	62,884	87,570
Total	$371,412	$480,285	$795,730	$905,246

Total Net Sales:	$1,084,936	$1,295,457	$2,198,747	$2,360,289
(1)Siding other products and services net sales for the three and six months ended June 29, 2019 includes $29.4 million of net sales previously included in Siding stone to conform to current presentation.

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
NOTE 3 — ACQUISITIONS
Kleary Acquisition
On March 2, 2020, the Company acquired 100% of the issued and outstanding shares of the common stock of Kleary Masonry, Inc. ("Kleary") for total consideration of $40.0 million, exclusive of the $2.0 million working capital adjustment that was finalized during the three months ended July 4, 2020. The transaction was financed with cash on hand and through borrowings under the Company’s asset-based revolving credit facility. Kleary primarily services residential customers with manufactured stone installations and commercial customers with manufactured wall installations in the Sacramento, California area. Kleary's results are reported within the Siding business segment.
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

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$143
Accounts receivable	7,235
Inventories	670
Prepaid expenses and other current assets	277
Property, plant and equipment	1,042
Lease right of use assets	445
Intangible assets (trade names/customer relationships)	22,350
Goodwill	13,081
Total assets acquired	45,243
Liabilities assumed:
Accounts payable	1,126
Other accrued expenses	1,005
Deferred income taxes	680
Lease liabilities	339
Other long-term liabilities	109
Total liabilities assumed	3,259
Net assets acquired	$41,984
The $13.1 million of goodwill was allocated to the Siding segment and is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
During the three and six months ended July 4, 2020, the Company incurred $1.0 million and $1.2 million, respectively, of acquisition-related costs for Kleary, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The final acquisition accounting allocation for the acquisition of Kleary remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remained open as of July 4, 2020, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the first quarter of fiscal 2021.
Unaudited Pro Forma Financial Information
During the three and six months ended July 4, 2020, Kleary contributed net sales of $9.2 million and $12.6 million, respectively, and net income of $1.0 million and $1.7 million, respectively, which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for Cornerstone, prepared in accordance with ASC 805, for the three and six months ended July 4, 2020 and June 29, 2019 as if the Kleary and ESW (defined below) acquisitions had occurred on January 1, 2019 (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	$1,084,936	$1,307,187	$2,207,105	$2,395,795
Net income (loss) applicable to common shares	27,625	19,306	(513,207)	(44,591)
Net income (loss) per common share:
Basic	$0.22	$0.15	$(4.08)	$(0.36)
Diluted	$0.22	$0.15	$(4.08)	$(0.36)

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
Environmental Stoneworks
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of ESW (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to certain post-closing adjustments, for ESW. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.
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

NOTE 4 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses ("SG&A"), manufacturing costs and to optimize the Company's combined manufacturing footprint. During the six months ended July 4, 2020, the Company incurred restructuring charges of $5.7 million, $3.6 million and $19.1 million in the Windows, Siding and Commercial segments, respectively, and $1.1 million in restructuring charges at Corporate headquarters. Restructuring charges incurred to date since inception of the current restructuring initiatives began in 2019 is $47.5 million. The following table summarizes our restructuring plan costs and charges related to the restructuring plans for the period indicated, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended	Six Months Ended
	July 4, 2020	July 4, 2020
Severance	$12,947	$22,489
Asset impairments	690	3,769
Other restructuring costs	1,774	3,145
Total restructuring costs	$15,411	$29,403
For the six months ended July 4, 2020, $29.2 million of restructuring costs are recorded within restructuring and impairment costs and $0.2 million are recorded within cost of goods sold, in the Company’s consolidated statement of operations. The asset impairments of $3.8 million for the six months ended July 4, 2020 are comprised of equipment costs of $2.3 million and right of use asset impairments of $1.5 million related predominantly to the closure of the Company's Ambridge, Pennsylvania Commercial facility.
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through July 4, 2020 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	3,389	2,367	15,450	1,283	22,489
Cash payments	(3,497)	(2,169)	(13,363)	(2,505)	(21,534)
Balance, July 4, 2020	$310	$680	$2,087	$541	$3,618
These severance liabilities are included within other accrued expenses on the consolidated balance sheets.
NOTE 5 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2019	$714,023	$807,280	$148,291	$1,669,594
Goodwill recognized from Kleary Acquisition	—	10,615	—	10,615
Impairment	(320,990)	(176,774)	(5,407)	(503,171)
Currency translation	4,876	2,992	—	7,868
Purchase accounting adjustments	—	2,882	—	2,882
Balance, July 4, 2020	$397,909	$646,995	$142,884	$1,187,788
The Company performs an annual impairment assessment of goodwill and indefinite-lived intangibles. Additionally, we assess goodwill and indefinite-lived intangibles for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of such assets. The Company performs these annual and interim impairment tests at the following levels: Windows, Siding, Metal Coil Coating, Engineered Building Products, Metal Components, and Insulated Metal Panels (Business Envelope Solutions). Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant declines in stock price for a sustained period, and significant sustained negative industry or economic trends.

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
As a result of the decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic, during the first quarter of fiscal 2020, the Company determined that an interim goodwill impairment test was necessary. The Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19 driven economic uncertainty when combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units' carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment charge of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million for the Metal Coil Coating reporting unit (which is within the Commercial segment). Any adjustment to the impairment for finalization of estimates will be recorded in a subsequent period. This non-cash charge does not affect the Company’s cash position, liquidity, debt covenant compliance, nor will it have any impact on future operations. However, there can be no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. There were no additional impairment triggers identified during the three months ended July 4, 2020. The Company will continue to perform its required annual goodwill impairment test during the fourth quarter and further declines in the Company's end markets could result in additional goodwill impairment charges.
In addition to ASC Topic 350, Intangibles-goodwill and other, the Company evaluated its property and equipment and intangible assets for impairment during the first quarter of fiscal 2020 in accordance with ASC Topic 360, Property, plant and equipment. This analysis was triggered by a decrease in projected cash flows due to the depressed construction market. The impairment test results did not indicate that an impairment existed at April 4, 2020 other than the $3.1 million included in restructuring and impairment charges, net, in the Company's consolidated statement of operations for the three months ended April 4, 2020. There were no additional impairment triggers identified during the three months ended July 4, 2020.
NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	July 4, 2020	December 31, 2019
Raw materials	$219,756	$239,063
Work in process and finished goods	183,238	200,131
Total inventory	$402,994	$439,194
 As of July 4, 2020, the Company had inventory purchase commitments of $59.9 million.

NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of July 4, 2020 and December 31, 2019 (in thousands):

	Range of Life (Years)			Cost	Accumulated Amortization	Net Carrying Value
As of July 4, 2020
Amortized intangible assets:
Trademarks/Trade names	5	–	15	$248,809	$(45,984)	$202,825
Customer lists and relationships	7	–	20	1,750,988	(288,222)	1,462,766
Total intangible assets				$1,999,797	$(334,206)	$1,665,591

As of December 31, 2019
Amortized intangible assets:
Trademarks/Trade names	5	–	15	$252,942	$(38,010)	$214,932
Customer lists and relationships	9	–	20	1,737,060	(211,292)	1,525,768
Total intangible assets				$1,990,002	$(249,302)	$1,740,700

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $2.6 million and $1.8 million as of July 4, 2020 and December 31, 2019, respectively. Assets held for sale at July 4, 2020 are actively marketed for sale or were under contract.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $2.6 million as of July 4, 2020.
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

Weighted average information about the Company’s lease portfolio as of July 4, 2020 was as follows:

Weighted-average remaining lease term	5.7 years
Weighted-average IBR	6.09%
Operating lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Operating lease costs
Fixed lease costs	$29,033	$32,172	$56,963	$53,222
Variable lease costs(1)	15,587	8,660	35,175	19,214

(1) Includes short-term lease costs, which are immaterial.
Cash and non-cash activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,114	$21,810	$55,388	$43,473

Right-of-use assets obtained in exchange for new operating lease liabilities	$12,609	$20,977	$16,870	$325,033
Future minimum lease payments under non-cancelable leases as of July 4, 2020 were as follows (in thousands):

Operating Leases
2020 (excluding the six months ended July 4, 2020)	$40,397
2021	82,756
2022	67,562
2023	42,190
2024	31,772
Thereafter	88,134
Total future minimum lease payments	352,811
Less: interest	55,146
Present value of future minimum lease payments	$297,665

As of July 4, 2020
Current portion of lease liabilities	$71,294
Long-term portion of lease liabilities	226,371
Total	$297,665

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
As of July 4, 2020, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of RSUs, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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
Vesting of the PSUs granted in the Founders Awards is contingent upon the achievement of synergies captured from the Merger and continued employment during a three-year performance period beginning on the grant date. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Vesting of the PSUs granted during the six months ended July 4, 2020 is contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total shareholder return. The grant-date fair value of the PSUs granted during the six months ended July 4, 2020 was determined by a lattice model valuation. The PSUs vest pro rata if an executive’s employment terminates after 50% of the service period has passed and prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If the plan is accepted, awards will continue to vest as RSUs with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by the Company without cause or by the executive for good reason, the unvested restricted stock is forfeited. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the restricted stock fully vests. If the plan is accepted, awards will continue to vest with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. The fair value of the awards is based on the Company’s stock price as of the date of grant.
Stock option awards
During the six months ended July 4, 2020 and June 29, 2019, we granted 1.0 million and 0.3 million stock options, respectively. The average grant date fair value of options granted during the six months ended July 4, 2020 and June 29, 2019 was $1.96 and $2.04 per share, respectively. No options were exercised during the six months ended July 4, 2020 and June 29, 2019.

Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the six months ended July 4, 2020, we granted RSUs to key employees with a fair value of $6.1 million representing approximately 1.3 million shares. During the six months ended June 29, 2019, we granted RSUs to key employees with a fair value of $1.7 million, representing 0.3 million shares. During the six months ended July 4, 2020 and June 29, 2019, we granted PSUs with a total fair value of approximately $5.4 million and $0.3 million, respectively, to key employees.
Share-based compensation expense
During the three and six months ended July 4, 2020, we recorded share-based compensation expense for all awards of $5.2 million and $8.5 million, respectively. During the three and six months ended June 29, 2019, we recorded share-based compensation expense for all awards for all awards of $3.5 million and $7.5 million, respectively.
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

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$26,457	$17,263	$(515,174)	$(42,484)
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	125,754	125,516	125,927	125,510
Common stock equivalents:
Employee stock options	1	—	—	—
PSUs and Performance Share Awards	—	—	—	—
Weighted average diluted number of common shares outstanding	125,755	125,516	125,927	125,510

Basic income (loss) per common share	$0.21	$0.14	$(4.09)	$(0.34)
Diluted income (loss) per common share	$0.21	$0.14	$(4.09)	$(0.34)

Incentive Plan securities excluded from dilution(1)	4,358	5,880	3,338	4,872
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
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the six months ended July 4, 2020 and June 29, 2019 (in thousands):

	Six Months Ended
	July 4, 2020	June 29, 2019
Beginning balance	$216,173	$134,515
Acquisition	109	—
Purchase accounting adjustments	—	2,690
Warranties sold	1,231	1,551
Revenue recognized	(1,364)	(1,395)
Expense	15,468	14,081
Settlements	(15,712)	(13,772)
Ending balance	215,905	137,670
Less: current portion	26,375	33,974
Total, less current portion	$189,530	$103,696
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
The following tables set forth the components of the net periodic benefit cost, before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Service cost	$11	$11	$23	$21
Interest cost	802	974	1,603	1,949
Expected return on assets	(1,398)	(1,234)	(2,795)	(2,468)
Amortization of prior service cost	16	15	31	28
Amortization of net actuarial loss	753	704	1,504	1,409
Net periodic benefit cost	$184	$470	$366	$939

	OPEB Plans
	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Service cost	$4	$6	$8	$11
Interest cost	59	66	118	131
Amortization of net actuarial loss	27	—	54	—
Net periodic benefit cost	$90	$72	$180	$142
We expect to contribute $5.2 million to the Defined Benefit Plans and $0.8 million to OPEB Plans in the year ending December 31, 2020. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 14 — LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	July 4, 2020	December 31, 2019
Asset-based revolving credit facility due April 2023	$385,000	$70,000
Term loan facility due April 2025	2,510,777	2,523,587
Cash flow revolver due April 2023	115,000	—
8.00% senior notes due April 2026	645,000	645,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(51,836)	(56,063)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,603,941	3,182,524
Less: current portion of long-term debt	25,600	25,600
Total long-term debt, less current portion	$3,578,341	$3,156,924
(1)Includes the unamortized deferred financing costs associated with the term loan facilities and senior notes. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $2.1 million and $2.4 million as of July 4, 2020 and December 31, 2019, respectively, are classified in other assets on the consolidated balance sheets.

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
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At July 4, 2020, the interest rates on the Current Term Loan Facility were as follows:

July 4, 2020
Interest rate	3.94%
Effective interest rate	6.51%
The Company entered into certain interest rate swap agreements during 2019 to convert a portion of its variable rate debt to fixed. See Note 17 - Fair Value of Financial Instruments and Fair Value Measurements.
Loans outstanding under the Current Cash Flow Revolver bear annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 2.50% to 3.00% per annum depending on the Company’s secured leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on the Company’s secured leverage ratio. Additionally, unused commitments under the Current Cash Flow Revolver are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Company’s secured leverage ratio. At July 4, 2020, the weighted average interest rate on the Current Cash Flow Revolver was 3.31%.
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
Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of July 4, 2020, the Company had the following in relation to the Current ABL Facility (in thousands):

July 4, 2020
Excess availability	$145,778
Revolving loans outstanding	385,000
Letters of credit outstanding	35,627
Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee. At July 4, 2020, the weighted average interest rate on the Current ABL Facility was 2.01%.
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 8.64% as of July 4, 2020, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of July 4, 2020, the Company was in compliance with all covenants that were in effect on such date.

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
As of July 4, 2020 and December 31, 2019, the CD&R Investor Group owned approximately 49.5% and 49.1% of the outstanding shares of the Company’s Common Stock, respectively.
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
During the six months ended July 4, 2020, the Company repurchased 1.1 million shares for $6.4 million under the stock repurchase programs. There were no stock repurchases under the stock repurchase programs during the six months ended June 29, 2019. As of July 4, 2020, $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the six months ended July 4, 2020 and June 29, 2019, the Company withheld approximately 0.1 million and twenty-two thousand shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the six months ended July 4, 2020, the Company cancelled approximately 1.2 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs, resulting in a $6.9 million decrease in both treasury stock and additional paid in capital. During the six months ended June 29, 2019, the Company cancelled 0.1 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs, resulting in a $0.6 million decrease in both treasury stock and additional paid in capital.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of July 4, 2020 and December 31, 2019, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At July 4, 2020, there was $385.0 million of borrowings outstanding under the Current ABL Facility and $115.0 million outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	July 4, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facilities	$2,510,777	$2,383,681	$2,523,587	$2,514,906
8.00% Senior Notes	645,000	645,000	645,000	670,800
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of July 4, 2020 and December 31, 2019.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 4, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	July 4, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$1,596	$—	$—	$1,596
Mutual funds – Growth	575	—	—	575
Mutual funds – Blend	639	—	—	639
Mutual funds – Foreign blend	417	—	—	417
Mutual funds – Fixed income	—	304	—	304
Total short-term investments in deferred compensation plan(2)	3,227	304	—	3,531
Total assets	$3,227	$304	$—	$3,531

Liabilities:
Deferred compensation plan liability(2)	$—	$3,590	$—	$3,590
Interest rate swap liability(3)	—	85,105	—	85,105
Total liabilities	$—	$88,695	$—	$88,695

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$2	$—	$—	$2
Mutual funds – Growth	1,044	—	—	1,044
Mutual funds – Blend	1,769	—	—	1,769
Mutual funds – Foreign blend	572	—	—	572
Mutual funds – Fixed income	—	389	—	389
Total short-term investments in deferred compensation plan(2)	3,387	389	—	3,776
Total assets	$3,387	$389	$—	$3,776

Liabilities:
Deferred compensation plan liability(2)	$—	$3,847	$—	$3,847
Interest rate swap liability(3)	—	29,988	—	29,988
Total liabilities	$—	$33,835	$—	$33,835
(1)Unrealized holding gains for the three months ended July 4, 2020 and June 29, 2019 were $0.1 million and $0.1 million, respectively. Unrealized holding gains (losses) for the six months ended July 4, 2020 and June 29, 2019 were $(0.7) million and $0.4 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
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

NOTE 18 — INCOME TAXES
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date ordinary pre-tax book income (loss). In addition, the Company excludes jurisdictions with a projected loss for the year or the year-to-date ordinary loss where the Company cannot recognize a tax benefit from its estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense in future periods in accordance with ASC 740-270.
For the six months ended July 4, 2020, the Company's estimated annual effective income tax of ordinary forecasted book income excluding the goodwill impairment was approximately 43.0%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. For the six months ended July 4, 2020, the effective tax rate was 6.4%, which varied from the annual effective tax rate due to the following discrete items recorded during the period: unrecognized tax benefits, adjustments to state income tax rates, and goodwill impairment.
Valuation allowance
As of July 4, 2020, the Company remains in a valuation allowance position, in the amount of $11.2 million, against its deferred tax assets for certain state jurisdictions for certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the six months ended July 4, 2020, the tax reserves increased by approximately $0.4 million. The increase is primarily due to additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of July 4, 2020 was approximately $12.3 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheet.
CARES Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). Specifically, the CARES Act amends IRC §163(j) for tax years 2019 and 2020. The CARES Act increases the 30% adjusted taxable income threshold to 50% and allows taxpayers to elect to use their 2019 adjusted taxable income as their adjusted taxable income in the 2020 §163(j) calculation. The combination of these two factors will allow the Company to deduct additional interest expense for income tax purposes that would have been previously disallowed. The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows. During July 2020, the Department of Treasury issued several Final and Proposed Regulations related to the Tax Cuts and Jobs Act, including those related to the Section 250 deduction, global intangible low-taxed income (“GILTI”) and the Section 163(j) interest limitation. We are evaluating the impact of the Regulations on our income tax balances.

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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, restructuring charges, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other income (expense).
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales:
Windows	$428,275	$508,647	$876,725	$930,241
Siding	285,249	306,525	526,292	524,802
Commercial	371,412	480,285	795,730	905,246
Total net sales	$1,084,936	$1,295,457	$2,198,747	$2,360,289
Operating income (loss):
Windows	$23,101	$31,912	$(290,089)	$27,593
Siding	30,638	25,937	(138,229)	14,283
Commercial	36,664	58,809	53,505	83,119
Corporate	(31,478)	(35,727)	(67,053)	(71,429)
Total operating income (loss)	58,925	80,931	(441,866)	53,566
Unallocated other expense, net	(49,358)	(58,052)	(108,654)	(114,601)
Income (loss) before taxes	$9,567	$22,879	$(550,520)	$(61,035)

	July 4, 2020	December 31, 2019
Total assets:
Windows	$1,803,371	$2,166,220
Siding	2,139,378	2,289,310
Commercial	889,871	963,291
Corporate	505,225	145,525
Total assets	$5,337,845	$5,564,346

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
One of the Company’s subsidiaries entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, the Company provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”). In 2012, the EPA approved the Workplan, which the Company is currently implementing. Current estimates of remaining costs for predicted assessment, remediation and monitoring activities as of July 4, 2020 are $4.5 million. The Company has recorded approximately $1.0 million of this environmental liability within current liabilities at July 4, 2020 and approximately $3.5 million within other long-term liabilities in the Company’s consolidated balance sheets at July 4, 2020. The Company may incur costs that exceed its recorded environmental liability. The Company will adjust its environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska referred to as the “PCE/TCE Northeast Contamination Site”. A subsidiary of the Company has been named a potentially responsible party (“PRP”) with respect to the PCE/TCE Northeast Contamination Site. As a PRP, the Company could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, the Company has recorded a liability of $4.5 million within other long-term liabilities in its consolidated balance sheets as of July 4, 2020.
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $7.6 million liability as of July 4, 2020 related to this settlement, of which $3.6 million is held within other current liabilities with the remaining in long-term liabilities in the consolidated balance sheets.
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
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of July 4, 2020.

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
OVERVIEW
Cornerstone Building Brands, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “Cornerstone”,“we,” “us” or “our”) is a leading provider of exterior building products in North America. The Company serves residential and commercial customers across new construction and the repair & remodel markets. Our mission is to be relentlessly committed to our customers and to create great building solutions that enable communities to grow and thrive. We believe that by focusing on operational excellence every day, creating a platform for future growth and investing in market-leading residential and commercial building brands, we will deliver unparalleled financial results. We design, engineer, manufacture and market external building products through our three operating segments, Windows, Siding, and Commercial. Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the #1 manufacturer of windows, vinyl siding, insulated metal panels, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a comprehensive portfolio of products with an expansive national footprint that includes approximately 20,000 employees at manufacturing, distribution and office locations throughout North America.
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of material costs relative to other building materials, the level of residential and nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first and fourth quarters of each fiscal year compared to the second and third quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.

The Company’s current fiscal quarters are based on a four-four-five week calendar with periods ending on the Saturday of the last week in the quarter except for December 31st, which will always be the year-end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.
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

Environmental Stoneworks Acquisition
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“ESW”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of ESW (the “Environmental Stoneworks Acquisition”) for total consideration of $182.6 million, subject to post-closing adjustments. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility.

COVID-19 Update
We experienced a significant decrease in customer demand across all our markets during the second quarter of 2020 due to the COVID-19 pandemic. Specifically, we noted delays in construction activity driven by temporary closures of non-life sustaining businesses. The continuing impact of the pandemic on our future consolidated results of operations is uncertain. However, we currently expect net sales for the remainder of 2020 to be lower as compared to 2019, with less of a comparative decline in the third quarter than experienced in the second quarter of 2020. As a result, the Company has implemented a range of actions aimed at reducing costs and preserving liquidity. These actions included the closure of our Ambridge, Pennsylvania Commercial facility and Corona, California Windows facility, permanent workforce reductions, employee furloughs, a hiring freeze, a deferral of annual wage raises, and reducing discretionary and non-essential expenses, such as consulting expenses. The Company will continue to evaluate further ways to rationalize facilities and manage costs in line with reduced net sales as the impact of COVID-19 develops for the remainder of 2020.
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our business model, our current cash reserves and overall liquidity leave us well-positioned to manage our business through this crisis as it continues to unfold. Additionally, we reduced 2020 projected capital expenditures by $30.0 million to focus our expenditures on key strategic initiatives, such as automation, product innovation, and critical maintenance items. Based on these cumulative actions and our current projections, we believe our existing balances of domestic cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.
As of July 4, 2020, all manufacturing facilities were operational. Throughout this pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. The health and safety of our employees and our communities is our number one priority.

RESULTS OF OPERATIONS
The following table represents net sales, gross profit, selling, general and administration cost, restructuring, strategic development cost, interest expense (net) and net income (loss) on a consolidated basis for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	July 4, 2020	June 29, 2019	$ change	% change	July 4, 2020	June 29, 2019	$ change	% change
Net sales	$1,084,936	$1,295,457	(210,521)	(16.3)%	$2,198,747	$2,360,289	(161,542)	(6.8)%
Gross profit	254,731	304,663	(49,932)	(16.4)%	485,618	490,580	(4,962)	(1.0)%
% of net sales	23.5%	23.5%			22.1%	20.8%
Selling, general and administrative expenses	134,371	158,028	(23,657)	(15.0)%	299,325	312,334	(13,009)	(4.2)%
% of net sales	12.4%	12.2%			13.6%	13.2%
Restructuring and impairment charges, net	15,411	7,107	8,304	116.8%	29,246	10,538	18,708	177.5%
Strategic development and acquisition related costs	784	12,086	(11,302)	(93.5)%	5,641	26,168	(20,527)	(78.4)%
Interest expense	(52,384)	(58,299)	5,915	(10.1)%	(107,219)	(116,585)	9,366	(8.0)%
Net income (loss)	26,899	17,533	9,366	53.4%	(515,174)	(42,484)	(472,690)	1,112.6%
Net sales - Consolidated net sales for the three and six months ended July 4, 2020 decreased by approximately 16.3% and 6.8%, respectively, as compared to the same period last year. The decrease from the prior year was primarily due to lower demand across each of our business segments from the impacts of the COVID-19 pandemic.
Gross profit % of net sales - The Company’s gross profit percentage was 23.5% and 22.1% for the three and six months ended July 4, 2020, respectively, which was flat and 130 basis points higher than the three and six months ended June 29, 2019, respectively. Our disciplined focus on capturing price, managing our costs with volume, and structurally reducing fixed costs as part of our cost savings initiatives, coupled with lower raw material costs, were the main drivers of the gross profit as a percentage of net sales results.
Selling, general, and administrative expenses - The Company’s selling, general, and administrative expenses decreased 15.0% and 4.2% during the three and six months ended July 4, 2020 compared to the three and six months ended June 29, 2019, respectively. The Company’s restructuring and impairment costs increased $8.3 million and $18.7 million during the three and six months ended July 4, 2020 compared to the three and six months ended June 29, 2019, respectively, primarily due to severance costs as part of our ongoing efforts to rationalize operational and organizational structures and actions taken in response to the COVID-19 pandemic. Our acquisition costs decreased 93.5% as our merger related activities decreased, with no acquisition closings during the three months ended July 4, 2020.
Segment Results of Operations
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by different industry sectors they serve. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. We report all other business activities in Corporate and unallocated costs. Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, restructuring charges, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other income (expense).
The primary measurement used by management to measure the financial performance of each segment is Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; acquisition costs, non-cash charges of purchase price allocated to inventories; goodwill impairment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; and other items.

The presentation of segment results below includes a reconciliation of the changes for each segment reported in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone, Environmental Stoneworks and Kleary. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the two acquisitions or any integration costs. Pro forma balances are not necessarily indicative of operating results had the Environmental Stoneworks and Kleary acquisitions occurred on January 1, 2019 or of future results.
See Note 19 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.
NON-GAAP FINANCIAL MEASURES
Set forth below are certain “non-GAAP financial measures” as defined under the Securities Exchange Act of 1934 and in accordance with Regulation G. Management believes the use of such non-GAAP financial measures assists investors in understanding the ongoing operating performance of the Company by presenting the financial results between periods on a more comparable basis. Such non-GAAP financial measures should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. We have included reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and provided in accordance with U.S. GAAP.
The following tables presents a comparison of net sales as reported to pro-forma revenue for Cornerstone as if the Kleary and Environmental Stoneworks acquisitions had occurred on January 1, 2019:

	Three months ended July 4, 2020			Three months ended June 29, 2019
(Amounts in thousands)	Reported	Acquisitions	Pro Forma	Reported	Acquisitions (1)	Pro Forma
Net Sales
Windows	$428,275	$—	$428,275	$508,647	$—	$508,647
Siding	285,249	—	285,249	306,525	11,730	318,255
Commercial	371,412	—	371,412	480,285	—	480,285
Total Net Sales	$1,084,936	$—	$1,084,936	$1,295,457	$11,730	$1,307,187

	Six months ended July 4, 2020			Six months ended June 29, 2019
	Reported	Acquisitions (1)	Pro Forma	Reported	Acquisitions (2)	Pro Forma
Net Sales
Windows	$876,725	$—	$876,725	$930,241	$—	$930,241
Siding	526,292	8,358	534,650	524,802	35,639	560,441
Commercial	795,730	—	795,730	905,246	—	905,246
Total Net Sales	$2,198,747	$8,358	$2,207,105	$2,360,289	$35,639	$2,395,928

(1)Acquisitions reflect the estimated impact for Kleary Masonry, Inc.
(2)Acquisitions reflect the estimated impact for Environmental Stoneworks and Kleary Masonry, Inc.

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Operating income (loss), GAAP	$58,925	$80,931	$(441,866)	$53,566
Restructuring and impairment charges, net	15,411	7,107	29,403	10,538
Strategic development and acquisition related costs	784	12,086	5,641	26,168
Goodwill impairment	—	—	503,171	—
Depreciation and amortization	70,711	67,529	140,480	127,476
Other (1)	13,288	4,609	18,501	26,174
Adjusted EBITDA	159,119	172,262	255,330	243,922

Impact of Environmental Stoneworks and Kleary acquisitions(2)	—	2,676	1,869	3,157
Pro Forma Adjusted EBITDA	$159,119	$174,938	$257,199	$247,079
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	14.7%	13.4%	11.7%	10.3%
(1)Includes $5.2 million and $8.5 million of shared based compensation expense for the three and six months ended July 4, 2020, and $3.5 million and $7.5 million for the three and six months ended June 29, 2019, as well as $6.8 million and $8.0 million of COVID-19 related costs for the three and six months ended July 4, 2020.
(2)Reflects the Adjusted EBITDA of Environmental Stoneworks for the period January 1, 2019 to the acquisition date of February 20, 2019 and Kleary Masonry, Inc. for the periods January 1, 2019 to June 29, 2019 and January 1, 2020 to March 1, 2020.

Windows

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net Sales	$428,275	$508,647	$876,725	$930,241

Operating income (loss), GAAP	$23,101	$31,912	$(290,089)	$27,593
Restructuring and impairment charges, net	4,184	900	5,650	1,021
Strategic development and acquisition related costs	—	8,052	16	12,061
Goodwill impairment	—	—	320,990	—
Depreciation and amortization	30,182	24,848	60,035	48,825
Other	3,179	(835)	4,892	(778)
Adjusted EBITDA	$60,646	$64,877	$101,494	$88,722
Adjusted EBITDA as a % of Net Sales	14.2%	12.8%	11.6%	9.5%
Net sales for the three and six months ended July 4, 2020 was 15.8% and 5.8% lower than the same period last year, respectively, due to the market impacts of the COVID-19 pandemic. While our business was deemed an essential activity, delays in construction activity driven by temporary closures of non-life sustaining businesses and stay-at-home orders occurred.
Operating income (loss) for the three months ended July 4, 2020 was $23.1 million, a decrease of $8.8 million or 27.6% compared to the three months ended June 29, 2019, primarily due to the impact of the COVID-19 pandemic. Operating loss for the six months ended July 4, 2020 was $290.1 million, a decrease of $317.7 million compared to the six months ended June 29, 2019, primarily due to the goodwill impairment.
Adjusted EBITDA was $60.6 million or 14.2 as a percent of net sales, an improvement of 140 basis points better than the three months ended June 29, 2019. This quarter was the fifth consecutive quarter of margin expansion. On a year-to-date basis, Adjusted EBITDA as a percent of net sales improved 210 basis points versus the same six-month period last year. Achieved margin expansion over prior year was a result of the quick and effective management of near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic. Additionally, positive price and mix, net of inflation as a result of focused price disciple was a contributing factor.

Siding

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net Sales	$285,249	$306,525	$526,292	$524,802
Pro Forma Net Sales	285,249	318,255	534,650	560,441

Operating income (loss), GAAP	$30,638	$25,937	$(138,229)	$14,283
Restructuring and impairment charges, net	2,524	5,544	3,615	5,631
Strategic development and acquisition related costs	955	—	976	—
Goodwill impairment	—	—	176,774	—
Depreciation and amortization	28,514	30,415	56,521	54,765
Other	642	627	350	17,085
Adjusted EBITDA	63,273	62,523	100,007	91,764

Impact of Environmental Stoneworks and Kleary acquisitions(1)	—	2,676	1,869	3,157
Pro Forma Adjusted EBITDA	$63,273	$65,199	$101,876	$94,921
Adjusted EBITDA as a % of Net Sales	22.2%	20.4%	19.0%	17.5%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	22.2%	20.5%	19.1%	16.9%

(1)Reflects the Adjusted EBITDA of Environmental Stoneworks for the period January 1, 2019 to the acquisition date of February 20, 2019 and Kleary Masonry, Inc. for the periods January 1, 2019 to June 29, 2019 and January 1, 2020 to March 1, 2020.
Pro Forma Net sales for the three and six months ended July 4, 2020 was 10.4% and 4.6% lower than the same time period last year, respectively, due to the market impacts of the COVID-19 pandemic. While our business was deemed an essential activity, delays in construction activity driven by temporary closures of non-life sustaining businesses and stay-at-home orders occurred.
Operating income (loss) for the three months ended July 4, 2020 was $30.6 million, an increase of $4.7 million or 18.1% compared to the three months ended June 29, 2019, primarily due to improvements made to operating costs. Operating loss for the six months ended July 4, 2020 was $138.2 million, a decrease of $152.5 million compared to the six months ended June 29, 2019, primarily due to the goodwill impairment.
Pro Forma Adjusted EBITDA was $63.3 million or 22.2 as a percent of net sales, an improvement of 170 basis points better than the three months ended June 29, 2019. This was the fifth consecutive quarter of margin expansion. On a year-to-date basis, Pro Forma Adjusted EBITDA as a percent of net sales improved 220 basis points versus the same six-month period last year. Achieved margin expansion over prior year was a result of the quick and effective management of near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic. Additionally, positive price and mix, net of inflation as a result of lower raw material costs was a contributing factor.

Commercial

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net Sales	$371,412	$480,285	$795,730	$905,246

Operating income, GAAP	$36,664	$58,809	$53,505	$83,119
Restructuring and impairment charges, net	7,364	132	19,069	1,165
Strategic development and acquisition related costs	(149)	733	(254)	6,255
Goodwill impairment	—	—	5,407	—
Depreciation and amortization	11,020	11,399	21,921	22,174
Other	1,632	1,295	2,859	1,790
Adjusted EBITDA	$56,531	$72,368	$102,507	$114,503
Adjusted EBITDA as a % of Net Sales	15.2%	15.1%	12.9%	12.6%

Net sales for the three and six months ended July 4, 2020 was 22.7% and 12.1% lower than the same time period last year, respectively, due to the market impacts of the COVID-19 pandemic. While our business was deemed an essential activity, delays in construction activity driven by temporary closures of non-life sustaining businesses and stay-at-home orders occurred.
Operating income for the three months ended July 4, 2020 was $36.7 million, a decrease of $22.1 million or 37.7% compared to the three months ended June 29, 2019, primarily due to the impact of the COVID-19 pandemic. Operating income for the six months ended July 4, 2020 was $53.5 million, a decrease of $29.6 million or 35.6% compared to the six months ended June 29, 2019, primarily due to the impact of the COVID-19 pandemic.
Adjusted EBITDA was $56.5 million or 15.2 as a percent of net sales, an improvement of 10 basis points over the same period last year. This was the fifth consecutive quarter of margin expansion. On a year-to-date basis, Adjusted EBITDA margin improved 30 basis points. Achieved margin expansion over prior year was a result of the quick and effective management of near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic offsetting the unfavorable price and mix, net of inflation as a result of declining steel costs and shifts in product mix. We have a broad and diversified set of product offerings that serve several low rise non-residential end markets, as such demand for higher margin products weakened as customer capital spending was affected by the uncertainties related to the COVID-19 pandemic.
Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Statement of operations data:
SG&A expenses	$(31,484)	$(32,311)	$(62,134)	$(63,580)
Acquisition related expenses	6	(3,416)	(4,919)	(7,849)
Operating loss	(31,478)	(35,727)	(67,053)	(71,429)
Interest expense	(52,384)	(58,299)	(107,219)	(116,585)
Interest income	341	121	679	336
Foreign exchange gain (loss)	2,025	523	(2,112)	1,700
Other income (expense), net	660	(397)	(2)	(52)
Income tax provision (benefit)	(17,332)	5,346	(35,346)	(18,551)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended July 4, 2020 decreased by $4.2 million or 11.9% compared to the three months ended June 29, 2019, and for the six months ended July 4, 2020 decreased by $4.4 million or 6.1% compared to the six months ended June 29, 2019. The change in both periods is due primarily to reduction in management incentive cost, various professional fees and legal costs. Unallocated operating loss includes $5.2 million and $8.5 million of shared based compensation expense for the three and six months ended July 4, 2020. Share based compensation expense was $3.5 million and $7.5 million for the three and six months ended June 29, 2019.
Interest expense decreased to $52.4 million for the three months ended July 4, 2020 and $107.2 million for the six months ended July 4, 2020 compared to $58.3 million for the three months ended June 29, 2019 and $116.6 million for the six months ended June 29, 2019. The interest expense decrease is primarily due to declining interest rates in fiscal 2020 which impacted the floating rate Term Loan Facility.
Foreign exchange gain (loss) for the three months ended July 4, 2020 was a $2.0 million gain compared to a gain of $0.5 million for the three months ended June 29, 2019 and for the six months ended July 4, 2020 it was a $2.1 million loss, compared to a gain of $1.7 million for the six months ended June 29, 2019, both periods are due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.

Consolidated provision (benefit) for income taxes was a benefit of $17.3 million for the three months ended July 4, 2020 compared to an expense of $5.3 million for the three months ended June 29, 2019 and a benefit of $35.3 million for the six months ended July 4, 2020 compared to a benefit of $18.6 million for the six months ended June 29, 2019. The effective tax rate for the three months ended July 4, 2020 was (181.2)% compared to 23.4% for the three months ended June 29, 2019. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the CARES Act and the impact of COVID-19. The effective tax rate for the six months ended July 4, 2020 was 6.4% compared to 30.4% for the six months ended June 29, 2019. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the CARES Act and items relating to the goodwill impairment recorded during the six months ended July 4, 2020.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash, cash equivalents and restricted cash increased from $102.3 million as of December 31, 2019 to $489.7 million as of July 4, 2020. The following table summarizes our consolidated cash flows for the six months ended July 4, 2020 and June 29, 2019 (in thousands):

	Six Months Ended
	July 4, 2020	June 29, 2019
Net cash provided by (used in) operating activities	$66,962	$(29,914)
Net cash used in investing activities	(89,336)	(235,531)
Net cash provided by financing activities	410,295	207,023
Effect of exchange rate changes on cash and cash equivalents	(508)	2,300
Net increase (decrease) in cash, cash equivalents and restricted cash	387,413	(56,122)
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$489,720	$91,485
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
Net cash provided by operating activities was $67.0 million during the six months ended July 4, 2020 compared to net cash used in operating activities of $29.9 million for the six months ended June 29, 2019. The change in cash flow provided by operations is due to improved accounts receivables collections, timing of payments on compensation accruals, seasonal trends in the timing of working capital, and effective working capital management to align with dynamic market conditions.
Net cash used in accounts receivable was $24.8 million for the six months ended July 4, 2020 compared to $133.8 million used in accounts receivable for the six months ended June 29, 2019. There was $42.4 million provided by the Commercial segment during the six months ended July 4, 2020 and the Windows and Siding segments reduced cash used in accounts receivable by $35.9 million year over year through improved collections in 2020. The remaining changes in accounts receivable period over period relates to seasonal trends in working capital and timing of collections and volume impacts from the COVID-19 pandemic. Our days sales outstanding as of July 4, 2020 and June 29, 2019 were 41.3 days and 40.3 days, respectively.
For the six months ended July 4, 2020, the change in cash flows relating to inventory was an increase of $36.9 million compared to an increase of $29.4 million for the six months ended June 29, 2019. We experienced a $21.1 million cash flow increase in inventory in the Commercial segment primarily as a result of decreasing material costs. The remaining changes in inventory period over period relates to volume impacts from the COVID-19 pandemic. Our days inventory on-hand increased slightly to 46.9 days as of July 4, 2020 as compared to 46.8 days as of June 29, 2019.
Net cash used in accounts payable for the six months ended July 4, 2020 was $7.8 million compared to net cash provided by accounts payable of $15.1 million for the six months ended June 29, 2019. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of July 4, 2020 decreased to 21.0 days from 21.3 days as of June 29, 2019.

Investing Activities
Net cash used in investing activities was $89.3 million during the six months ended July 4, 2020 compared to $235.5 million used in investing activities during the six months ended June 29, 2019. During the six months ended July 4, 2020, we paid approximately $41.8 million (net of cash acquired) for the acquisition of Kleary and we used $47.6 million for capital expenditures. In the six months ended June 29, 2019, we paid approximately $179.2 million, net of cash acquired, for the acquisition of ESW and used $57.2 million for capital expenditures.
Financing Activities
Net cash provided by financing activities was $410.3 million in the six months ended July 4, 2020 compared to $207.0 million provided by financing activities in the six months ended June 29, 2019. During the six months ended July 4, 2020, we borrowed $40.0 million on our Current ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Current ABL Facility and repaid $30.0 million of that amount, and $115.0 million on our Current Cash Flow Revolver to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic, paid $12.8 million on quarterly installments on our Current Term Loan, used $0.5 million for the purchases of shares that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation and used $6.4 million to repurchase shares of our outstanding common stock under our stock repurchase programs.
During the six months ended June 29, 2019, we borrowed $270.0 million and repaid $50.0 million of that amount on our Current ABL Facility, a portion of which was used to finance the acquisition of ESW, paid $12.8 million on quarterly installments on our Current Term Loan and used $0.2 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units.
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
As of July 4, 2020, we had an aggregate principal amount of $3,655.8 million of outstanding indebtedness, comprising $385.0 million of borrowings under the Current ABL Facility, $2,510.8 million of borrowings under our Current Term Loan Facility, $115.0 million of borrowings under the Current Cash Flow Revolver and $645.0 million of 8.00% Senior Notes outstanding. Our excess availability under the Current ABL Facility was $145.8 million as of July 4, 2020. In addition, standby letters of credit totaling approximately $35.6 million were outstanding but undrawn under the ABL Facility.
For additional information, see Note 14 — Long-Term Debt and Note 17 — Fair Value of Financial Instruments and Fair Value Measurement in the notes to the unaudited consolidated financial statements.

Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. Beyond cash generated from operations, $145.8 million is available with our Current ABL Facility at July 4, 2020 and we have an unrestricted cash balance of $483.5 million as of July 4, 2020. Our Current Cash Flow Revolver is fully drawn as of July 4, 2020.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, we announced that our Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of our outstanding Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, we are authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs. During the six months ended July 4, 2020, the Company repurchased 1.1 million shares for $6.4 million under the stock repurchase programs. As of July 4, 2020, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 4, 2020, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
Our contractual obligations principally includes obligations associated with our outstanding indebtedness, operating lease obligations and inventory purchase commitments. Contractual obligations did not materially change during the six months ended July 4, 2020, except for debt activity as disclosed in Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements and in Liquidity and Capital Resources — Financing Activities, and lease activity as disclosed in Note 9 — Leases in the notes to the unaudited consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Windows and Sidings Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 1.3% for the six months ended July 4, 2020 compared to the six months ended June 29, 2019.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the six months ended July 4, 2020, material costs (predominantly steel costs) constituted approximately 61% of our Commercial segment's cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
With material costs (predominantly steel costs) accounting for approximately 61% of our Commercial segment's cost of sales for the six months ended July 4, 2020, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $3.7 million for our six months ended July 4, 2020. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At July 4, 2020, all of our contracts for the purchase of natural gas and aluminum met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facilities at July 4, 2020 and December 31, 2019 was approximately $2,383.7 million and $2,514.9 million, respectively, compared to a face value of approximately $2,510.8 million and $2,523.6 million, respectively. In May 2019, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At July 4, 2020, our cash flow hedge contracts had a fair value liability of $85.1 million and is recorded as a non-current liability as of July 4, 2020 in our consolidated balance sheets.
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
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement gain was $0.4 million for the three months ended July 4, 2020 and was insignificant for the three months ended June 29, 2019. Net foreign currency re-measurement gain (loss) was $(0.6) million and $0.5 million for the six months ended July 4, 2020 and June 29, 2019, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain included in net income for the three months ended July 4, 2020 and June 29, 2019 was $1.7 million and $0.6 million, respectively. The net foreign currency exchange gain (loss) included in net loss for the six months ended July 4, 2020 and June 29, 2019 was $(1.4) million and $1.3 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three months ended July 4, 2020 and June 29, 2019 was $8.6 million and $3.7 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive loss for the six months ended July 4, 2020 and June 29, 2019 was $(1.0) million and $6.1 million, respectively.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 4, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 4, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 20 - Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth below and elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2020. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2020 and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2020.
Breaches of our information system security measures could disrupt our internal operations.
We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses, security breaches and defects in design. Purchase of our products may involve the transmission and/or storage of data, including in certain instances customers’ business and personally identifiable information. We also hold the sensitive personal data of our current and former employees, as well as proprietary information of our business, including strategic plans and intellectual property. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers and employees, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information.
We have in the past experienced, and may in the future face, hackers, cybercriminals or others gaining unauthorized access to, or otherwise misusing, our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. For example, in August 2020, we detected a ransomware attack impacting certain of our operational and information technology systems. We are in the early stages of investigating the incident, together with law enforcement authorities, legal counsel and other incident response professionals. While we have recovered many of our critical operational data and business systems, the attack could lead to the public disclosure of customer data, our trade secrets or other intellectual property, or personal information of our employees. The release of any of this information could have a material adverse effect on our business, reputation, financial condition and results of operations.
The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches, including the August 2020 ransomware attack, result in a loss or damage to our data, it could cause harm to our reputation or brand. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or the use of competing products; lead to private causes of action that could result in a judgment, settlement or other liability; lead to state or federal enforcement actions, which could result in fines, penalties and/or other liabilities and which may cause us to incur legal fees and costs; and/or result in additional costs associated with responding to a cyberattack. Increased regulation regarding cyber security may increase our costs of compliance, including fines and penalties, as well as costs of cyber security audits. Any of these actions could materially adversely impact our business and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended July 4, 2020:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
April 5, 2020 to May 2, 2020	4,436	$4.19	—	$55,573
May 3, 2020 to May 30, 2020	15,120	4.44	—	55,573
May 31, 2020 to July 4, 2020	1,109,529	5.84	1,100,000	49,145
Total	1,129,085	5.82	1,100,000
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
(2)On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of the Company’s Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of July 4, 2020, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Description
*4.1	Seventh Supplemental Indenture, dated as of May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: August 11, 2020	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: August 11, 2020	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer