Form 10-Q
period 2020-10-03
Cornerstone Building Brands, Inc.
filed 2020-11-10
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2020

or

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

Common Stock, $0.01 par value - 125,101,514 shares as of November 3, 2020.

i

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Sales	$1,227,253	$1,285,043	$3,426,000	$3,645,332
Cost of sales	929,751	975,240	2,642,880	2,844,949
Gross profit	297,502	309,803	783,120	800,383
Selling, general and administrative expenses	137,250	154,034	436,575	466,368
Intangible asset amortization	45,446	44,725	135,547	132,699
Restructuring and impairment charges, net	2,918	4,984	32,164	15,522
Strategic development and acquisition related costs	7,909	10,500	13,550	36,668
Goodwill impairment	—	—	503,171	—
Income (loss) from operations	103,979	95,560	(337,887)	149,126
Interest income	328	155	1,007	491
Interest expense	(51,519)	(56,549)	(158,738)	(173,134)
Foreign exchange gain (loss)	812	(616)	(1,300)	1,084
Other income (expense), net	(23)	717	(25)	665
Income (loss) before income taxes	53,577	39,267	(496,943)	(21,768)
Provision (benefit) for income taxes	23,061	14,103	(12,285)	(4,448)
Net income (loss)	30,516	25,164	(484,658)	(17,320)
Net income allocated to participating securities	(488)	(374)	—	—
Net income (loss) applicable to common shares	$30,028	$24,790	$(484,658)	$(17,320)
Income (loss) per common share:
Basic	$0.24	$0.20	$(3.86)	$(0.14)
Diluted	$0.24	$0.20	$(3.86)	$(0.14)
Weighted average number of common shares outstanding:
Basic	125,100	125,557	125,655	125,526
Diluted	125,289	125,558	125,655	125,526
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Comprehensive income (loss):
Net income (loss)	$30,516	$25,164	$(484,658)	$(17,320)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	7,354	(1,862)	6,357	4,278
Unrealized gain (loss) on derivative instruments, net of income tax of $(426), $2,054, $12,788 and $9,267, respectively	194	(6,858)	(41,711)	(29,604)
Other comprehensive income (loss)	7,548	(8,720)	(35,354)	(25,326)
Comprehensive income (loss)	$38,064	$16,444	$(520,012)	$(42,646)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 3, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$627,603	$98,386
Restricted cash	6,223	3,921
Accounts receivable, less allowances of $13,411 and $9,962, respectively	578,684	491,740
Inventories, net	408,897	439,194
Income taxes receivable	34,310	48,466
Investments in debt and equity securities, at market	1,917	3,776
Prepaid expenses and other	73,096	78,516
Assets held for sale	5,087	1,750
Total current assets	1,735,817	1,165,749
Property, plant and equipment, less accumulated depreciation of $619,650 and $556,143, respectively	635,904	652,841
Lease right-of-use assets	277,037	316,155
Goodwill	1,189,992	1,669,594
Intangible assets, net	1,623,133	1,740,700
Deferred income taxes	1,139	7,510
Other assets, net	11,959	11,797
Total assets	$5,474,981	$5,564,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$25,600
Accounts payable	229,353	205,629
Accrued compensation and benefits	78,269	92,130
Accrued interest	32,001	19,070
Accrued income taxes	2,730	—
Current portion of lease liabilities	69,408	72,428
Other accrued expenses	258,890	233,687
Total current liabilities	696,251	648,544
Long-term debt	3,567,302	3,156,924
Deferred income taxes	244,468	291,987
Long-term lease liabilities	210,446	243,780
Other long-term liabilities	336,224	287,793
Total long-term liabilities	4,358,440	3,980,484
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 125,128,804 and 125,101,519 shares issued and outstanding at October 3, 2020, respectively; and 126,110,000 and 126,054,487 shares issued and outstanding at December 31, 2019, respectively	1,252	1,261
Additional paid-in capital	1,253,877	1,248,787
Accumulated deficit	(766,565)	(281,229)
Accumulated other comprehensive loss, net	(67,752)	(32,398)
Treasury stock, at cost (27,285 and 55,513 shares at October 3, 2020 and December 31, 2019, respectively)	(522)	(1,103)
Total stockholders’ equity	420,290	935,318
Total liabilities and stockholders’ equity	$5,474,981	$5,564,346
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2020	September 28, 2019
Cash flows from operating activities:
Net loss	$(484,658)	$(17,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	212,413	191,485
Non-cash interest expense	6,948	6,233
Share-based compensation expense	12,568	10,613
Non-cash fair value premium on purchased inventory	—	16,249
Goodwill impairment	503,171	—
Asset impairment	3,490	—
Loss (gain) on asset sales, net	710	(335)
Provision for doubtful accounts	3,762	(492)
Deferred income taxes	(27,052)	(45,192)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(84,309)	(138,329)
Inventories	30,980	63,327
Income taxes	16,886	1,256
Prepaid expenses and other	6,246	(4,374)
Accounts payable	22,669	8,486
Accrued expenses	12,920	(21,005)
Other, net	132	(2,783)
Net cash provided by operating activities	236,876	67,819
Cash flows from investing activities:
Acquisitions, net of cash acquired	(41,841)	(179,184)
Capital expenditures	(62,535)	(86,364)
Proceeds from sale of property, plant and equipment	1,538	873
Net cash used in investing activities	(102,838)	(264,675)
Cash flows from financing activities:
Proceeds from ABL facility	345,000	290,000
Payments on ABL facility	(415,000)	(120,000)
Proceeds from cash flow revolver	115,000	—
Payments on cash flow revolver	(115,000)	—
Payments on term loan	(19,215)	(12,810)
Proceeds from senior notes	500,000	—
Payments of financing costs	(6,905)	—
Payments related to tax withholding for share-based compensation	(478)	(231)
Purchases of treasury stock	(6,428)	—
Net cash provided by financing activities	396,974	156,959
Effect of exchange rate changes on cash and cash equivalents	507	1,406
Net increase (decrease) in cash, cash equivalents and restricted cash	531,519	(38,491)
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$633,826	$109,116
Supplemental disclosure of cash flow information:
Taxes paid (refunded), net	$(1,881)	$47,881
 See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Fiscal Quarters	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, July 4, 2020	125,122,988	$1,252	$1,249,852	$(797,081)	$(75,300)	(25,650)	$(511)	$378,212
Treasury stock purchases	—	—	—	—	—	(1,635)	(11)	(11)
Issuance of restricted stock	5,816	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7,548	—	—	7,548
Share-based compensation	—	—	4,025	—	—	—	—	4,025
Net income	—	—	—	30,516	—	—	—	30,516
Balance, October 3, 2020	125,128,804	$1,252	$1,253,877	$(766,565)	$(67,752)	(27,285)	$(522)	$420,290

Balance, June 29, 2019	125,588,427	$1,256	$1,243,897	$(308,323)	$(27,419)	(69,315)	$(1,207)	$908,204
Treasury stock purchases	—	—	—	—	—	(12,612)	(64)	(64)
Retirement of treasury shares	(26,826)	—	(171)	—	—	26,826	171	—
Issuance of restricted stock	46,178	1	(1)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	13,731	—	167	—	—	—	—	167
Other comprehensive loss	—	—	—	—	(8,720)	—	—	(8,720)
Share-based compensation	—	—	3,134	—	—	—	—	3,134
Net income	—	—	—	25,164	—	—	—	25,164
Balance, September 28, 2019	125,621,510	$1,257	$1,247,026	$(283,159)	$(36,139)	(55,101)	$(1,100)	$927,885
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2019	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(1,168,514)	(6,906)	(6,906)
Retirement of treasury shares	(1,166,973)	(12)	(6,883)	—	—	1,166,973	6,895	—
Issuance of restricted stock	185,777	2	(2)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(35,354)	—	—	(35,354)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	12,568	—	—	—	—	12,568
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(484,658)	—	—	—	(484,658)
Balance, October 3, 2020	125,128,804	$1,252	$1,253,877	$(766,565)	$(67,752)	(27,285)	$(522)	$420,290

Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—	—	—	—	—	(34,724)	(231)	(231)
Retirement of treasury shares	(84,810)	(1)	(722)	—	—	84,810	723	—
Issuance of restricted stock	109,430	2	(2)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	13,731	—	167	—	—	—	—	167
Other comprehensive loss	—	—	—	—	(25,326)	—	—	(25,326)
Deferred compensation obligation	—	—	(86)	—	—	5,712	86	—
Share-based compensation	—	—	10,613	—	—	—	—	10,613
Net loss	—	—	—	(17,320)	—	—	—	(17,320)
Balance, September 28, 2019	125,621,510	$1,257	$1,247,026	$(283,159)	$(36,139)	(55,101)	$(1,100)	$927,885
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2020
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “NCI”, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2020 through October 3, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
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
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). In connection with the Merger, 58,709,067 shares of NCI common stock were issued to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018. There are approximately 57,103 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at October 3, 2020.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	October 3, 2020	December 31, 2019
Cash and cash equivalents	$627,603	$98,386
Restricted cash(1)	6,223	3,921
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$633,826	$102,307
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
The following table represents the rollforward of the reserve for uncollectible accounts for the periods indicated (in thousands):

Nine Months Ended
October 3, 2020
Ending balance, December 31, 2019	$9,962
Cumulative effect of accounting change(1)	678
Provision for expected credit losses	3,762
Amounts charged against allowance for credit losses, net of recoveries	(1,801)
Allowance for credit losses of acquired company at date of acquisition	810
Ending balance, October 3, 2020	$13,411
(1)Cumulative effect of accounting change reflects the modified retrospective effect of adopting ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (See Note 2 — Accounting Pronouncements).
Net Sales
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as of October 29, 2018. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Windows Net Sales Disaggregation:
Vinyl windows(1)	$465,472	$473,202	$1,283,337	$1,334,747
Aluminum windows(1)	22,056	18,404	61,338	56,490
Other(1)	13,786	12,732	33,364	43,342
Total	$501,314	$504,338	$1,378,039	$1,434,579

Siding Net Sales Disaggregation:
Vinyl siding	$146,585	$148,912	$387,559	$400,220
Metal	75,477	75,933	192,567	199,265
Injection molded	20,460	17,429	49,556	47,163
Stone	20,988	32,254	61,999	70,441
Other products & services	58,388	41,271	156,509	123,512
Total	$321,898	$315,799	$848,190	$840,601

Commercial Net Sales Disaggregation:
Metal building products	$281,339	$320,028	$842,863	$914,623
Insulated metal panels	89,088	109,322	260,410	332,403
Metal coil coating	33,614	35,556	96,498	123,126
Total	$404,041	$464,906	$1,199,771	$1,370,152

Total Net Sales:	$1,227,253	$1,285,043	$3,426,000	$3,645,332
(1)Aluminum windows and other net sales for the three months ended September 28, 2019 includes $6.5 million and $1.4 million, respectively, of net sales previously included in vinyl windows. Aluminum windows and other net sales for the nine months ended September 28, 2019 includes $16.8 million and $3.8 million, respectively, of net sales previously included in vinyl windows.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. Effective January 1, 2020, the Company adopted this guidance on a modified retrospective basis, pursuant to which it recorded a $0.7 million adjustment to increase the opening balance of accumulated deficit as of January 1, 2020 for the impact of applying the new standard. The adjustment related to recording an incremental credit loss to the accounts receivable allowance for doubtful accounts at the beginning of the first period in which the accounting standard is effective. Additional credit loss disclosures are included in Note 1 — Summary of Significant Accounting Policies.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurement. Effective January 1, 2020, the Company adopted this guidance. The application of ASU 2018-13 did not have a material effect on consolidated financial statements.
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
The acquisition of Kleary strengthens the Company's position as a market leader in stone veneer. The Company accounted for the transaction as an acquisition in accordance with the provisions of ASC 805, Business Combinations, which results in a new valuation for the assets and liabilities of Kleary based upon fair values as of the closing date.

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$143
Accounts receivable	7,235
Inventories	670
Prepaid expenses and other current assets	277
Property, plant and equipment	1,042
Lease right of use assets	445
Intangible assets (trade names/customer relationships)	22,350
Goodwill	11,721
Other assets	680
Total assets acquired	44,563
Liabilities assumed:
Accounts payable	1,126
Other accrued expenses	1,005
Lease liabilities	339
Other long-term liabilities	109
Total liabilities assumed	2,579
Net assets acquired	$41,984
The $11.7 million of goodwill was allocated to the Siding segment and is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
During the three and nine months ended October 3, 2020, the Company incurred $6.9 million and $8.1 million, respectively, of acquisition-related costs for Kleary, primarily consisting of a contingent earnout, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The final acquisition accounting allocation for the acquisition of Kleary remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. Therefore, the measurement period remained open as of October 3, 2020, and the preliminary acquisition accounting allocation detailed above is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during the first quarter of fiscal 2021.
Unaudited Pro Forma Financial Information
During the three and nine months ended October 3, 2020, Kleary contributed net sales of $13.3 million and $25.9 million, respectively, a net loss of $0.9 million and net income of $0.8 million, respectively, which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for Cornerstone, prepared in accordance with ASC 805, for the three and nine months ended October 3, 2020 and September 28, 2019 as if the Kleary and ESW (defined below) acquisitions had occurred on January 1, 2019 (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net sales	$1,227,253	$1,298,307	$3,434,358	$3,694,102
Net income (loss) applicable to common shares	30,516	25,164	(482,789)	(19,843)
Net income (loss) per common share:
Basic	$0.24	$0.20	$(3.84)	$(0.16)
Diluted	$0.24	$0.20	$(3.84)	$(0.16)

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
The Environmental Stoneworks Acquisition, when combined with the Company’s existing stone businesses, positions the Company as a market leader in stone veneer. The Company accounted for the transaction as an acquisition in accordance with the provisions of ASC Topic 805, Business Combinations, which results in a new valuation for the assets and liabilities of ESW based upon fair values as of the closing date.
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

NOTE 4 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses ("SG&A"), manufacturing costs and to optimize the Company's combined manufacturing footprint. During the nine months ended October 3, 2020, the Company incurred restructuring charges of $7.2 million, $2.9 million and $20.4 million in the Windows, Siding and Commercial segments, respectively, and $1.8 million in restructuring charges at Corporate headquarters. Restructuring charges incurred to date since inception of the current restructuring initiatives began in 2019 are $50.4 million. The following table summarizes our restructuring plan costs and charges related to the restructuring plans for the period indicated, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	October 3, 2020	October 3, 2020
Severance	$1,074	$23,563
Asset impairments	1,169	4,938
Other restructuring costs	675	3,820
Total restructuring costs	$2,918	$32,321
For the nine months ended October 3, 2020, $32.1 million of restructuring costs are recorded within restructuring and impairment costs and $0.2 million are recorded within cost of goods sold, in the Company’s consolidated statement of operations. The asset impairments of $4.9 million for the nine months ended October 3, 2020 are comprised primarily of equipment costs of $3.4 million and right of use asset impairments of $1.5 million related predominantly to the closure of the Company's Ambridge, Pennsylvania Commercial facility.
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through October 3, 2020 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	3,389	2,367	16,413	1,394	23,563
Cash payments	(3,368)	(2,169)	(14,314)	(1,394)	(21,245)
Balance, October 3, 2020	$439	$680	$2,099	$1,763	$4,981
These severance liabilities are included within other accrued expenses on the consolidated balance sheets.
NOTE 5 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2019	$714,023	$807,280	$148,291	$1,669,594
Goodwill recognized from Kleary Acquisition	—	11,721	—	11,721
Impairment	(320,990)	(176,774)	(5,407)	(503,171)
Currency translation	1,885	7,081	—	8,966
Purchase accounting adjustments	—	2,882	—	2,882
Balance, October 3, 2020	$394,918	$652,190	$142,884	$1,189,992

The Company performs an annual impairment assessment of goodwill and indefinite-lived intangibles. Additionally, we assess goodwill and indefinite-lived intangibles for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of such assets. The Company performs these annual and interim impairment tests at the following levels: Windows, Siding, Metal Coil Coating, Engineered Building Products, Metal Components, and Insulated Metal Panels. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant declines in stock price for a sustained period, and significant sustained negative industry or economic trends.
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
As a result of the decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic, during the first quarter of fiscal 2020, the Company determined that an interim goodwill impairment test was necessary. The Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19 driven economic uncertainty when combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units' carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment charge of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million for the Metal Coil Coating reporting unit (which is within the Commercial segment). This non-cash charge does not affect the Company’s cash position, liquidity or debt covenant compliance, nor will it have any impact on future operations. However, there can be no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. There were no additional impairment triggers identified during the nine months ended October 3, 2020. The Company will continue to perform its required annual goodwill impairment test during the fourth quarter and further declines in the Company's end markets could result in additional goodwill impairment charges.
In addition to ASC 350, Intangibles-goodwill and other, the Company evaluated its property and equipment and intangible assets for impairment during the first quarter of fiscal 2020 in accordance with ASC 360, Property, plant and equipment. This analysis was triggered by a decrease in projected cash flows due to the depressed construction market. The impairment test results did not indicate that an impairment existed at April 4, 2020 other than the $3.1 million included in restructuring and impairment charges, net, in the Company's consolidated statement of operations for the three months ended April 4, 2020. There were no additional impairment triggers identified during the nine months ended October 3, 2020.
NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	October 3, 2020	December 31, 2019
Raw materials	$232,627	$239,063
Work in process and finished goods	176,270	200,131
Total inventory	$408,897	$439,194
 As of October 3, 2020, the Company had inventory purchase commitments of $21.2 million.

NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of October 3, 2020 and December 31, 2019 (in thousands):

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of October 3, 2020
Amortized intangible assets:
Trademarks/Trade names	5	–	15	8	$248,021	$(51,658)	$196,363
Customer lists and relationships	7	–	20	10	1,754,347	(327,577)	1,426,770
Total intangible assets				10	$2,002,368	$(379,235)	$1,623,133

As of December 31, 2019
Amortized intangible assets:
Trademarks/Trade names	5	–	15	9	$252,942	$(38,010)	$214,932
Customer lists and relationships	9	–	20	11	1,737,060	(211,292)	1,525,768
Total intangible assets				10	$1,990,002	$(249,302)	$1,740,700

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $5.1 million and $1.8 million as of October 3, 2020 and December 31, 2019, respectively. Assets held for sale at October 3, 2020 are actively marketed for sale or were under contract.
During the three and nine months ended October 3, 2020, the Company reclassified certain facilities within the Commercial segment that have a net book value of $4.3 million to assets held for sale. Additionally, during the nine months ended October 3, 2020, the Company acquired certain real property assets of $0.8 million through its executive relocation program which are classified as held for sale as of October 3, 2020.
During the three and nine months ended October 3, 2020, the Company sold certain real property assets with a net book value of $1.8 million which had previously been classified as held for sale. In connection with the sale, the Company recognized a net loss of $0.4 million which is included in Corporate restructuring and impairment charges, net, in the consolidated statements of operations for the three and nine months ended October 3, 2020.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $0.8 million as of October 3, 2020.
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
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at commencement date. Few of the Company’s lease contracts provide a readily determinable implicit rate. For lease contracts without a readily determinable implicit rate, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The IBR represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Weighted average information about the Company’s lease portfolio as of October 3, 2020 was as follows:

Weighted-average remaining lease term	5.5 years
Weighted-average IBR	6.08%
Operating lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Operating lease costs
Fixed lease costs	$21,220	$23,903	$78,183	$77,125
Variable lease costs(1)	19,013	8,654	54,188	27,868

(1) Includes short-term lease costs, which are immaterial.
Cash and non-cash activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,853	$23,463	$80,241	$66,936

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,070	$47,236	$18,940	$372,269
Future minimum lease payments under non-cancelable leases as of October 3, 2020 were as follows (in thousands):

Operating Leases
2020 (excluding the nine months ended October 3, 2020)	$17,730
2021	82,979
2022	67,882
2023	42,451
2024	31,875
Thereafter	88,848
Total future minimum lease payments	331,765
Less: interest	51,911
Present value of future minimum lease payments	$279,854

As of October 3, 2020
Current portion of lease liabilities	$69,408
Long-term portion of lease liabilities	210,446
Total	$279,854

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
As of October 3, 2020, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of RSUs, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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
Vesting of the PSUs granted in the Founders Awards is contingent upon the achievement of synergies captured from the Merger and continued employment during a three-year performance period beginning on the grant date. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Vesting of the PSUs granted during the nine months ended October 3, 2020 is contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total shareholder return. The grant-date fair value of the PSUs granted during the nine months ended October 3, 2020 was determined by a lattice model valuation. The PSUs vest pro rata if an executive’s employment terminates after 50% of the service period has passed and prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If the plan is accepted, awards will continue to vest as RSUs with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by the Company without cause or by the executive for good reason, the unvested restricted stock is forfeited. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the restricted stock fully vests. If the plan is accepted, awards will continue to vest with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. The fair value of the awards is based on the Company’s stock price as of the date of grant.
Stock option awards
During the nine months ended October 3, 2020 and September 28, 2019, we granted 1.1 million and 0.4 million stock options, respectively. The average grant date fair value of options granted during the nine months ended October 3, 2020 and September 28, 2019 was $2.13 and $1.97 per share, respectively. No options were exercised during the nine months ended October 3, 2020 and September 28, 2019.

Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the nine months ended October 3, 2020, we granted RSUs to key employees with a fair value of $7.0 million representing approximately 1.4 million shares. During the nine months ended September 28, 2019, we granted RSUs to key employees with a fair value of $2.8 million, representing 0.5 million shares. During the nine months ended October 3, 2020 and September 28, 2019, we granted PSUs with a total fair value of approximately $5.6 million and $0.4 million, respectively, to key employees.
Share-based compensation expense
During the three and nine months ended October 3, 2020, we recorded share-based compensation expense for all awards of $4.0 million and $12.6 million, respectively. During the three and nine months ended September 28, 2019, we recorded share-based compensation expense for all awards of $3.1 million and $10.6 million, respectively.
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

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$30,028	$24,790	$(484,658)	$(17,320)
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	125,100	125,557	125,655	125,526
Common stock equivalents:
Employee stock options	189	1	—	—
PSUs and Performance Share Awards	—	—	—	—
Weighted average diluted number of common shares outstanding	125,289	125,558	125,655	125,526

Basic income (loss) per common share	$0.24	$0.20	$(3.86)	$(0.14)
Diluted income (loss) per common share	$0.24	$0.20	$(3.86)	$(0.14)

Incentive Plan securities excluded from dilution(1)	2,146	5,189	3,338	4,974
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
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the nine months ended October 3, 2020 and September 28, 2019 (in thousands):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Beginning balance	$216,173	$134,515
Acquisition	109	—
Purchase accounting adjustments	—	84,280
Warranties sold	1,885	2,313
Revenue recognized	(2,054)	(2,075)
Expense	23,257	22,006
Settlements	(22,645)	(22,285)
Ending balance	216,725	218,754
Less: current portion	27,201	31,294
Total, less current portion	$189,524	$187,460
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
The following tables set forth the components of the net periodic benefit cost, before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Service cost	$11	$11	$34	$32
Interest cost	802	974	2,405	2,922
Expected return on assets	(1,398)	(1,234)	(4,193)	(3,701)
Amortization of prior service cost	16	15	47	43
Amortization of net actuarial loss	753	704	2,256	2,112
Net periodic benefit cost	$184	$470	$549	$1,408

	OPEB Plans
	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Service cost	$4	$6	$13	$17
Interest cost	59	66	178	197
Amortization of net actuarial loss	27	—	81	—
Net periodic benefit cost	$90	$72	$272	$214
We expect to contribute $4.4 million to the Defined Benefit Plans and $0.8 million to OPEB Plans in the year ending December 31, 2020. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 14 — LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	October 3, 2020	December 31, 2019
Asset-based revolving credit facility due April 2023	$—	$70,000
Term loan facility due April 2025	2,504,372	2,523,587
Cash flow revolver due April 2023	—	—
8.00% senior notes due April 2026	645,000	645,000
6.125% senior notes due January 2029	500,000	—
Less: unamortized discounts and unamortized deferred financing costs(1)	(56,470)	(56,063)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,592,902	3,182,524
Less: current portion of long-term debt	25,600	25,600
Total long-term debt, less current portion	$3,567,302	$3,156,924
(1)Includes the unamortized discounts associated with the term loan facility and 8.00 % senior notes due April 2026, and the unamortized deferred financing costs associated with the term loan facility and 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $1.9 million and $2.4 million as of October 3, 2020 and December 31, 2019, respectively, are classified in other assets on the consolidated balance sheets.

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
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At October 3, 2020, the interest rates on the Current Term Loan Facility were as follows:

October 3, 2020
Interest rate	3.9%
Effective interest rate	6.51%
The Company entered into certain interest rate swap agreements during 2019 to convert a portion of its variable rate debt to fixed. See Note 17 - Fair Value of Financial Instruments and Fair Value Measurements.
Loans outstanding under the Current Cash Flow Revolver bear annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 2.50% to 3.00% per annum depending on the Company’s secured leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on the Company’s secured leverage ratio. Additionally, unused commitments under the Current Cash Flow Revolver are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Company’s secured leverage ratio. At October 3, 2020, the weighted average interest rate on the Current Cash Flow Revolver was 3.31%.
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
Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of October 3, 2020, the Company had the following in relation to the Current ABL Facility (in thousands):

October 3, 2020
Excess availability	$570,000
Revolving loans outstanding	—
Letters of credit outstanding	36,500
Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee. At October 3, 2020, the weighted average interest rate on the Current ABL Facility was 1.87%.
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 8.64% as of October 3, 2020, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 ("the 6.125% Senior Notes"). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company's Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021.
The 6.125% Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Current Cash Flow Facilities or the Current ABL Facility (including by reason of being a borrower under the Current ABL Facility on a joint and several basis with the Company or a subsidiary guarantor). The 6.125% Senior Notes are unsecured senior indebtedness and are effectively subordinated to all of the Company’s existing and future senior secured indebtedness, including indebtedness under the Company’s Term Loan Facility, Current Cash Flow Revolver and Current ABL Facility, and are senior in right of payment to future subordinated indebtedness of the Company.
The Company may redeem the 6.125% Senior Notes in whole or in part at any time as set forth below:
•prior to September 15, 2023, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date, plus the applicable make-whole premium;
•prior to September 15, 2023, up to 40% of the aggregate principal amount with the proceeds of certain equity offerings at a redemption price of 106.125% plus accrued and unpaid interest, if any, to but not including the redemption date;
•on or after September 15, 2023 and prior to September 15, 2024, at a price equal to 103.063% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date;
•on or after September 15, 2024 and prior to September 15, 2025, at a price equal to 101.531% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date; and

•on or after September 15, 2025, at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date.
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of October 3, 2020, the Company was in compliance with all covenants that were in effect on such date.
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
On August 25, 2020, the Company filed a shelf registration statement on Form S-3, declared effective by the SEC on September 2, 2020, registering the resale of shares of the Company’s Common Stock held by CD&R Pisces. The Company had previously registered the resale of shares of the Company’s Common Stock held by the CD&R Fund VIII Investor Group and the Golden Gate Investor Group.
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
As of October 3, 2020 and December 31, 2019, the CD&R Investor Group owned approximately 49.5% and 49.1% of the outstanding shares of the Company’s Common Stock, respectively.
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
During the nine months ended October 3, 2020, the Company repurchased 1.1 million shares for $6.4 million under the stock repurchase programs. There were no stock repurchases under the stock repurchase programs during the nine months ended September 28, 2019. As of October 3, 2020, $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.

During the nine months ended October 3, 2020 and September 28, 2019, the Company withheld approximately 0.1 million and thirty-five thousand shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the nine months ended October 3, 2020, the Company cancelled approximately 1.2 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs, resulting in a $6.9 million decrease in both treasury stock and additional paid in capital. During the nine months ended September 28, 2019, the Company cancelled 0.1 million shares related to shares withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs, resulting in a $0.7 million decrease in both treasury stock and additional paid in capital.
NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of October 3, 2020 and December 31, 2019, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At October 3, 2020, there were no borrowings outstanding under the Current ABL Facility and the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	October 3, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$2,504,372	$2,479,328	$2,523,587	$2,514,906
8.00% Senior Notes	645,000	675,638	645,000	670,800
6.125% Senior Notes	500,000	505,000	—	—
The fair value of the term loan facility was based on recent trading activities of comparable market instruments, which are level 2 inputs and the fair values of the 8.00% and 6.125% senior notes were based on quoted prices in active markets for the identical liabilities, which are level 1 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of October 3, 2020 and December 31, 2019.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 3, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	October 3, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$197	$—	$—	$197
Mutual funds – Growth	397	—	—	397
Mutual funds – Blend	890	—	—	890
Mutual funds – Foreign blend	282	—	—	282
Mutual funds – Fixed income	—	151	—	151
Total short-term investments in deferred compensation plan(2)	1,766	151	—	1,917
Total assets	$1,766	$151	$—	$1,917

Liabilities:
Deferred compensation plan liability(2)	$—	$2,154	$—	$2,154
Interest rate swap liability(3)	—	83,304	—	83,304
Total liabilities	$—	$85,458	$—	$85,458

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$2	$—	$—	$2
Mutual funds – Growth	1,044	—	—	1,044
Mutual funds – Blend	1,769	—	—	1,769
Mutual funds – Foreign blend	572	—	—	572
Mutual funds – Fixed income	—	389	—	389
Total short-term investments in deferred compensation plan(2)	3,387	389	—	3,776
Total assets	$3,387	$389	$—	$3,776

Liabilities:
Deferred compensation plan liability(2)	$—	$3,847	$—	$3,847
Interest rate swap liability(3)	—	29,988	—	29,988
Total liabilities	$—	$33,835	$—	$33,835
(1)Unrealized holding losses for the three months ended September 28, 2019 were $0.1 million. Unrealized holding gains (losses) for the nine months ended October 3, 2020 and September 28, 2019 were $(0.7) million and $0.4 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.
(3)In May 2019, the Company entered into four-year interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s term loan secured variable debt. The interest rate swaps effectively convert a portion of the floating rate interest payments into a fixed rate interest payment. There are three interest rate swaps that cover $500.0 million of notional debt each and fix the interest rate at 5.918%, 5.906% and 5.907%, respectively. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The interest rate swap liability is included within other long-term liabilities on the consolidated balance sheets.
NOTE 18 — INCOME TAXES
Under FASB ASC 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date ordinary pre-tax book income (loss). In addition, the Company excludes jurisdictions with a projected loss for the year or the year-to-date ordinary loss where the Company cannot recognize a tax benefit from its estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense in future periods in accordance with ASC 740-270.
For the nine months ended October 3, 2020, the Company's estimated annual effective income tax of ordinary forecasted book income excluding the goodwill impairment was approximately 40.0%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. For the nine months ended October 3, 2020, the effective tax rate was 2.5%, which varied from the annual effective tax rate due to the following discrete items recorded during the period: unrecognized tax benefits, adjustments to state income tax rates, and goodwill impairment.
Valuation allowance
As of October 3, 2020, the Company remains in a valuation allowance position, in the amount of $11.3 million, against its deferred tax assets for certain state jurisdictions for certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the nine months ended October 3, 2020, the tax reserves increased by approximately $0.6 million. The increase is primarily due to additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of October 3, 2020 was approximately $12.5 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheet.
CARES Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). Specifically, the CARES Act amends IRC §163(j) for tax years 2019 and 2020. The CARES Act increases the 30% adjusted taxable income threshold to 50% and allows taxpayers to elect to use their 2019 adjusted taxable income as their adjusted taxable income in the 2020 §163(j) calculation. The combination of these two factors will allow the Company to deduct additional interest expense for income tax purposes that would have been previously disallowed. The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows. During July 2020, the Department of Treasury issued several Final and Proposed Regulations related to the Tax Cuts and Jobs Act, including those related to the §250 deduction, global intangible low-taxed income (“GILTI”) and the §163(j) interest limitation. We are evaluating the impact of the Regulations on our income tax balances.

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
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net sales:
Windows	$501,314	$504,338	$1,378,039	$1,434,579
Siding	321,898	315,799	848,190	840,601
Commercial	404,041	464,906	1,199,771	1,370,152
Total net sales	$1,227,253	$1,285,043	$3,426,000	$3,645,332
Operating income (loss):
Windows	$37,295	$34,446	$(252,794)	$62,039
Siding	45,313	37,063	(92,916)	51,346
Commercial	56,137	59,317	109,642	142,436
Corporate	(34,766)	(35,266)	(101,819)	(106,695)
Total operating income (loss)	103,979	95,560	(337,887)	149,126
Unallocated other expense, net	(50,402)	(56,293)	(159,056)	(170,894)
Income (loss) before taxes	$53,577	$39,267	$(496,943)	$(21,768)

	October 3, 2020	December 31, 2019
Total assets:
Windows	$1,820,255	$2,166,220
Siding	2,158,395	2,289,310
Commercial	878,623	963,291
Corporate	617,708	145,525
Total assets	$5,474,981	$5,564,346

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
Environmental
The Company's operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of our employees and the end-users of our products; regulate the materials used to manufacture our products; and impose liability for the costs of investigating and remediating present and past releases of hazardous substances. Violations of these laws or of any conditions contained in Company environmental permits can result in substantial fines or corrective consent orders, injunctive relief, requirements to install pollution control or other environmental-related equipment, and civil sanctions.
We could be held liable for costs to investigate, remediate or otherwise address contamination at any real property we have ever owned, operated or used as a disposal site, or at other sites where we or predecessors may have released hazardous materials. We could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise as a result of violations of (or liabilities under) environmental, health and safety laws, or in connection with releases of hazardous materials.
One of the Company’s subsidiaries entered into an Administrative Order on Consent (the “Consent Order”) with the United States Environmental Protection Agency ("EPA"), under the Resource Conservation and Recovery Act ("RCRA") Corrective Action Program, in September 2011 to address known releases of hazardous substances at its Rocky Mount, Virginia facility. A Phase I RCRA Facility Investigation ("RFI") was submitted to the Virginia Department of Environmental Quality ("VDEQ") in December 2015, and a Phase II RFI and Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study ("LCM") based on these investigations was approved by the VDEQ in January 2020. Current estimates of remaining costs for predicted assessment, remediation and monitoring activities as of October 3, 2020 are $4.5 million. The Company has recorded approximately $1.0 million of this environmental liability within current liabilities at October 3, 2020 and approximately $3.5 million within other long-term liabilities in the Company’s consolidated balance sheets at October 3, 2020.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site"). A subsidiary of the Company has been named a potentially responsible party (“PRP”) with respect to the PCE/TCE Site and has liability for investigation and remediation costs associated with the contamination. In May 2019, the subsidiary and an unrelated respondent entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study ("RI/FS") of the PCE/TCE Site. A final RI/FS Work Plan was submitted to the EPA in November 2019 and approved in December 2019. RI Phase I field work began in February 2020 but was paused in March 2020 due to the COVID-19 pandemic. The Company has recorded a liability of $4.6 million within other long-term liabilities in its consolidated balance sheets as of October 3, 2020. We will adjust our remediation liability in future periods, if necessary, as the RI/FS progresses or if additional requirements are imposed. We may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other responsible parties, although there are no assurances that we will receive any funds.
Based on current information, the Company is not aware of any environmental compliance obligations, claims or investigations that will have a material adverse effect on its results of operations, cash flows or financial position except as otherwise disclosed in the Company’s consolidated financial statements. However, there can be no guarantee that previously known or newly discovered matters will not result in material costs or liabilities.
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $7.6 million liability as of October 3, 2020 related to this settlement, of which $3.6 million is held within other current liabilities with the remaining in long-term liabilities in the consolidated balance sheets.
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
Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020 the USITC opinion was published in the Federal Register, ceasing the Company's requirement to pay the AD and CVD tariffs. The Company has received full reimbursement for the $4.1 million in tariffs previously deposited with United States Customs and Border Protection and recorded a reduction in costs of sales during the three months ended October 3, 2020. This matter has been appealed and the Company will continue to vigorously advocate its position that its import of FSS from BSM should not be subject to any CVD or AD tariffs.
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of October 3, 2020.

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
OVERVIEW
Cornerstone Building Brands, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “Cornerstone,” “we,” “us” or “our”) is a leading manufacturer of exterior building products in North America. The Company serves residential and commercial customers across new construction and the repair & remodel markets. Our mission is to be relentlessly committed to our customers and to create great building solutions that enable communities to grow and thrive. We believe that by focusing on operational excellence every day, creating a platform for future growth and investing in market-leading residential and commercial building brands, we will deliver unparalleled financial results. We design, engineer, manufacture, install and market external building products through our three operating segments, Windows, Siding, and Commercial. Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the #1 manufacturer of vinyl windows, vinyl siding, insulated metal panels, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes approximately 20,000 employees at manufacturing, distribution and office locations throughout North America.
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

COVID-19 Update
We experienced a significant decrease in customer demand across all our markets during the second quarter of 2020 due to the COVID-19 pandemic mostly due to delays in construction activity driven by temporary closures of non-life sustaining businesses. The continuing impact of the pandemic on our future consolidated results of operations is uncertain, and we expect net sales for 2020 to be lower as compared to 2019. As a result, the Company quickly implemented a range of actions aimed at reducing costs and preserving liquidity. These actions included the closure of our Ambridge, Pennsylvania Commercial facility and Corona, California Windows facility, permanent workforce reductions, employee furloughs, a hiring freeze, a deferral of annual wage raises, and reducing discretionary and non-essential expenses, such as consulting expenses. Additionally, we reduced capital expenditures to focus on key strategic initiatives, such as automation, product innovation, and critical maintenance items. We believe our business model, our existing balances of domestic cash and cash equivalents, currently anticipated operating cash flows, and overall liquidity will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months and positions us to manage our business through this crisis as it continues to unfold. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.
As of October 3, 2020, all manufacturing facilities were operational. Throughout this pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. The health and safety of our employees and our communities is our number one priority.
Ransomware attack
On August 9, 2020, we detected a ransomware attack impacting certain of its operational and information technology systems. Promptly upon its detection of the attack, we launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response professionals. We were able to recover our critical operational data and business systems. The Company carries insurance, including cyber insurance, which is commensurate with its size and the nature of its operations. The incident did not have a material impact on its business, operations or financial condition.

RESULTS OF OPERATIONS
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	October 3, 2020	September 28, 2019	$ change	% change	October 3, 2020	September 28, 2019	$ change	% change
Net sales	$1,227,253	$1,285,043	(57,790)	(4.5)%	$3,426,000	$3,645,332	(219,332)	(6.0)%
Gross profit	297,502	309,803	(12,301)	(4.0)%	783,120	800,383	(17,263)	(2.2)%
% of net sales	24.2%	24.1%			22.9%	22.0%
Selling, general and administrative expenses	137,250	154,034	(16,784)	(10.9)%	436,575	466,368	(29,793)	(6.4)%
% of net sales	11.2%	12.0%			12.7%	12.8%
Restructuring and impairment charges, net	2,918	4,984	(2,066)	(41.5)%	32,164	15,522	16,642	107.2%
Strategic development and acquisition related costs	7,909	10,500	(2,591)	(24.7)%	13,550	36,668	(23,118)	(63.0)%
Interest expense	51,519	56,549	(5,030)	(8.9)%	158,738	173,134	(14,396)	(8.3)%
Net income (loss)	30,516	25,164	5,352	21.3%	(484,658)	(17,320)	(467,338)	2,698.3%
Net sales - Consolidated net sales for the three and nine months ended October 3, 2020 decreased by approximately 4.5% and 6.0%, respectively, as compared to the same period last year. The decrease was primarily due to lower demand across each of our business segments coupled with price effects from falling commodity costs as a result of the COVID-19 pandemic.
Gross profit % of net sales - The Company’s gross profit percentage was 24.2% and 22.9% for the three and nine months ended October 3, 2020, respectively, which was 10 basis points and 90 basis points higher than the three and nine months ended September 28, 2019, respectively. Our disciplined focus on price leadership, aligning variable costs with volume, and structurally reducing fixed costs as part of cost savings initiatives, as well as lower raw material costs, were the main drivers of the gross profit as a percentage of net sales results.
Selling, general, and administrative expenses - The Company’s selling, general, and administrative expenses decreased 10.9% and 6.4% during the three and nine months ended October 3, 2020, respectively, compared to the three and nine months ended September 28, 2019, respectively. The Company’s restructuring and impairment costs decreased $2.1 million and increased $16.6 million during the three and nine months ended October 3, 2020, compared to the three and nine months ended September 28, 2019, respectively, primarily due to timing of severance costs as part of our ongoing efforts to rationalize operational and organizational structures and actions taken in response to the COVID-19 pandemic. Strategic development and acquisition costs decreased $2.6 million and $23.1 million, respectively, during the three and nine months ended October 3, 2020 compared to the same period last year as our merger-related activities have decreased, with no acquisitions during the three months ended October 3, 2020.
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
The primary measurement used by management to measure the financial performance of each segment is Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; acquisition costs; non-cash charges of purchase price allocated to inventories; goodwill impairment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; and other items.

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
The following tables presents a comparison of net sales as reported to pro-forma revenue for Cornerstone as if the Kleary and Environmental Stoneworks acquisitions had occurred on January 1, 2019:

	Three months ended October 3, 2020			Three months ended September 28, 2019
(Amounts in thousands)	Reported	Acquisitions	Pro Forma	Reported	Acquisitions (1)	Pro Forma
Net Sales
Windows	$501,314	$—	$501,314	$504,338	$—	$504,338
Siding	321,898	—	321,898	315,799	13,264	329,063
Commercial	404,041	—	404,041	464,906	—	464,906
Total Net Sales	$1,227,253	$—	$1,227,253	$1,285,043	$13,264	$1,298,307

	Nine Months Ended October 3, 2020			Nine months ended September 28, 2019
	Reported	Acquisitions (1)	Pro Forma	Reported	Acquisitions (2)	Pro Forma
Net Sales
Windows	$1,378,039	$—	$1,378,039	$1,434,579	$—	$1,434,579
Siding	848,190	8,358	856,548	840,601	48,903	889,504
Commercial	1,199,771	—	1,199,771	1,370,152	—	1,370,152
Total Net Sales	$3,426,000	$8,358	$3,434,358	$3,645,332	$48,903	$3,694,235

(1)Acquisitions reflect the estimated impact for Kleary Masonry, Inc.
(2)Acquisitions reflect the estimated impact for Environmental Stoneworks and Kleary Masonry, Inc.

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Operating income (loss), GAAP	$103,979	$95,560	$(337,887)	$149,126
Restructuring and impairment charges, net	2,918	4,984	32,321	15,522
Strategic development and acquisition related costs	7,909	10,500	13,550	36,668
Goodwill impairment	—	—	503,171	—
Depreciation and amortization	71,933	64,009	212,413	191,485
Other (1)	6,588	5,709	25,089	31,883
Adjusted EBITDA	193,327	180,762	448,657	424,684

Impact of Environmental Stoneworks and Kleary acquisitions(2)	—	3,831	1,869	6,979
Pro Forma Adjusted EBITDA	$193,327	$184,593	$450,526	$431,663
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	15.8%	14.2%	13.1%	11.7%
(1)Includes $4.0 million and $12.6 million of share based compensation expense for the three and nine months ended October 3, 2020, respectively, and $3.1 million and $10.6 million for the three and nine months ended September 28, 2019, respectively, as well as $2.6 million and $10.6 million of COVID-19 related costs for the three and nine months ended October 3, 2020, respectively.
(2)Reflects the Adjusted EBITDA of Environmental Stoneworks for the period January 1, 2019 to the acquisition date of February 20, 2019 and Kleary Masonry, Inc. for the periods January 1, 2019 to September 28, 2019 and January 1, 2020 to March 1, 2020.

Windows

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net Sales	$501,314	$504,338	$1,378,039	$1,434,579

Operating income (loss), GAAP	$37,295	$34,446	$(252,794)	$62,039
Restructuring and impairment charges, net	1,539	505	7,189	1,526
Strategic development and acquisition related costs	—	4,993	16	17,054
Goodwill impairment	—	—	320,990	—
Depreciation and amortization	30,644	23,778	90,679	72,603
Other	1,168	862	6,060	84
Adjusted EBITDA	$70,646	$64,584	$172,140	$153,306
Adjusted EBITDA as a % of Net Sales	14.1%	12.8%	12.5%	10.7%
Net sales for the three and nine months ended October 3, 2020 was 0.6% and 3.9% lower than the same period last year, respectively, due to the lower demand from the market impacts of the COVID-19 pandemic more than offsetting favorable price/mix from price increases implemented at the beginning of the year. While our business was deemed an essential activity, delays in construction activity driven by temporary closures of non-life sustaining businesses and stay-at-home orders occurred.
Operating income (loss) for the three months ended October 3, 2020 was $37.3 million, an increase of $2.9 million or 8.3% compared to the three months ended September 28, 2019, primarily due to favorable price, net of raw material inflation of $7.7 million and improved manufacturing productivity from cost reduction initiatives offset by lower volume/demand as a result of the impact of the COVID-19 pandemic. Operating loss for the nine months ended October 3, 2020 was $252.8 million, a decrease of $314.8 million compared to the nine months ended September 28, 2019, primarily due to the goodwill impairment.
Adjusted EBITDA was $70.6 million or 14.1 as a percent of net sales, an improvement of 130 basis points better than the three months ended September 28, 2019, which is the sixth consecutive quarter of Adjusted EBITDA margin expansion. On a year-to-date basis, Adjusted EBITDA as a percent of net sales improved 180 basis points versus the same nine-month period last year. Margin expansion over prior year was a result of the quick and effective management of near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic. Additionally, positive price and mix, net of inflation as a result of focused price discipline was a contributing factor.

Siding

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net Sales	$321,898	$315,799	$848,190	$840,601
Pro Forma Net Sales	321,898	329,063	856,548	889,504

Operating income (loss), GAAP	$45,313	$37,063	$(92,916)	$51,346
Restructuring and impairment charges, net	(714)	2,531	2,901	8,162
Strategic development and acquisition related costs	7,139	—	8,115	—
Goodwill impairment	—	—	176,774	—
Depreciation and amortization	28,547	28,804	85,068	83,569
Other	(1,191)	(313)	(841)	16,772
Adjusted EBITDA	79,094	68,085	179,101	159,849

Impact of Environmental Stoneworks and Kleary acquisitions(1)	—	3,831	1,869	6,988
Pro Forma Adjusted EBITDA	$79,094	$71,916	$180,970	$166,837
Adjusted EBITDA as a % of Net Sales	24.6%	21.6%	21.1%	19.0%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	24.6%	21.9%	21.1%	18.8%

(1)Reflects the Adjusted EBITDA of Environmental Stoneworks for the period January 1, 2019 to the acquisition date of February 20, 2019 and Kleary Masonry, Inc. for the periods January 1, 2019 to September 28, 2019 and January 1, 2020 to March 1, 2020.
Pro Forma Net sales for the three and nine months ended October 3, 2020 was 2.2% and 3.7% lower than the same period last year, respectively. During the quarter, order momentum was strong as wholesale and retail demand outpaced prior year driving higher shipped volume, but was more than offset by price pressure from lower raw material inputs and shift in product mix. For the year-to-date period, delays in construction activity driven by temporary closures of non-life sustaining businesses and stay-at-home orders resulted in lower volume of approximately $25 million.
Operating income (loss) for the three months ended October 3, 2020 was $49.3 million, an increase of $12.3 million or 33.1% compared to the three months ended September 28, 2019, primarily due to improvements made to operating and SG&A costs as part of our cost initiatives, partially offset by impacts from lower volume. Operating loss for the nine months ended October 3, 2020 was $88.9 million, a decrease of $140.3 million compared to the nine months ended September 28, 2019, primarily due to the goodwill impairment.
Pro Forma Adjusted EBITDA was $79.1 million or 24.6 as a percent of net sales, an improvement of 300 basis points as compared to the three months ended September 28, 2019. This was the sixth consecutive quarter of margin expansion. On a year-to-date basis, Pro Forma Adjusted EBITDA as a percent of net sales improved 210 basis points versus the same nine-month period last year. Margin expansion over prior year was a result of the quick and effective management of near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic. Additionally, positive price and mix, net of inflation as a result of lower raw material costs was a contributing factor.

Commercial

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net Sales	$404,041	$464,906	$1,199,771	$1,370,152

Operating income, GAAP	$56,137	$59,317	$109,642	$142,436
Restructuring and impairment charges, net	1,358	802	20,427	1,967
Strategic development and acquisition related costs	(8)	238	(262)	6,493
Goodwill impairment	—	—	5,407	—
Depreciation and amortization	11,743	10,785	33,664	32,959
Other	1,108	1,356	3,967	3,146
Adjusted EBITDA	$70,338	$72,498	$172,845	$187,001
Adjusted EBITDA as a % of Net Sales	17.4%	15.6%	14.4%	13.6%

Net sales for the three and nine months ended October 3, 2020 was 13.1% and 12.4% lower than the same time period last year, respectively, due to lower demand from delayed construction activity from the COVID-19 pandemic and related price effects from declining raw material costs and shift in product mix.
Operating income for the three months ended October 3, 2020 was $56.1 million, a decrease of $3.2 million or 5.4% compared to the three months ended September 28, 2019, primarily due to the executed cost reduction initiatives, facility rationalizations, organizational simplification and expense management while effectively managing price with declining steel costs, offsetting the unfavorable impact from a shift to less complex projects. Operating income for the nine months ended October 3, 2020 was $109.6 million, a decrease of $32.8 million or 23.0% compared to the nine months ended September 28, 2019, primarily due to the impacts of the COVID-19 pandemic discussed above.
Adjusted EBITDA was $70.3 million or 17.4 as a percent of net sales, an improvement of 180 basis points over the same period last year. This was the sixth consecutive quarter of margin expansion. On a year-to-date basis, Adjusted EBITDA margin improved 80 basis points. Margin expansion over prior year was a result of the quick and effective management of near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic, along with effective price management amid declining steel costs offsetting the unfavorable shifts in product mix of approximately $26 million. We have a broad and diversified set of product offerings that serve low rise non-residential applications, but demand for higher margin products weakened as customer capital spending was affected by the uncertainties related to the COVID-19 pandemic.

Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Statement of operations data:
SG&A expenses	$(33,988)	$(29,996)	$(96,122)	$(93,411)
Acquisition related expenses	(778)	(5,270)	(5,697)	(13,284)
Operating loss	(34,766)	(35,266)	(101,819)	(106,695)
Interest expense	(51,519)	(56,549)	(158,738)	(173,134)
Interest income	328	155	1,007	491
Foreign exchange gain (loss)	812	(616)	(1,300)	1,084
Other income (expense), net	(23)	717	(25)	665
Income tax provision (benefit)	23,061	14,103	(12,285)	(4,448)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended October 3, 2020 decreased by $0.5 million or 1.4% compared to the three months ended September 28, 2019, and for the nine months ended October 3, 2020 decreased by $4.9 million or 4.6% compared to the nine months ended September 28, 2019. The change in both periods is due primarily to reductions in management incentive cost and workforce as well as management of near-term expenses, such as various professional fees and legal costs as we managed the uncertainties of the COVID-19 pandemic. Unallocated operating loss includes $4.0 million and $12.6 million of share-based compensation expense for the three and nine months ended October 3, 2020, respectively. Share-based compensation expense was $3.1 million and $10.6 million for the three and nine months ended September 28, 2019, respectively.
Interest expense decreased to $51.5 million for the three months ended October 3, 2020 and $158.7 million for the nine months ended October 3, 2020 compared to $56.5 million for the three months ended September 28, 2019 and $173.1 million for the nine months ended September 28, 2019. The interest expense decrease is primarily due to declining interest rates in fiscal 2020 which impacted the floating rate Term Loan Facility.
Foreign exchange gain (loss) for the three months ended October 3, 2020 was a $0.8 million gain compared to a loss of $0.6 million for the three months ended September 28, 2019 and for the nine months ended October 3, 2020 it was a $1.3 million loss compared to a gain of $1.1 million for the nine months ended September 28, 2019. Changes in both periods are due to exchange rate fluctuations in the Canadian dollar and Mexican peso relative to the U.S. dollar.
Consolidated provision (benefit) for income taxes was an expense of $23.1 million for the three months ended October 3, 2020 compared to an expense of $14.1 million for the three months ended September 28, 2019 and a benefit of $12.3 million for the nine months ended October 3, 2020 compared to a benefit of $4.4 million for the nine months ended September 28, 2019. The effective tax rate for the three months ended October 3, 2020 was 43.0% compared to 35.9% for the three months ended September 28, 2019. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the CARES Act and the impact of COVID-19. The effective tax rate for the nine months ended October 3, 2020 was 2.5% compared to 20.4% for the nine months ended September 28, 2019. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the CARES Act and items relating to the goodwill impairment recorded during the nine months ended October 3, 2020.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash, cash equivalents and restricted cash increased from $102.3 million as of December 31, 2019 to $633.8 million as of October 3, 2020. The following table summarizes our consolidated cash flows for the nine months ended October 3, 2020 and September 28, 2019 (in thousands):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Net cash provided by operating activities	$236,876	$67,819
Net cash used in investing activities	(102,838)	(264,675)
Net cash provided by financing activities	396,974	156,959
Effect of exchange rate changes on cash and cash equivalents	507	1,406
Net increase (decrease) in cash, cash equivalents and restricted cash	531,519	(38,491)
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$633,826	$109,116
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
Net cash provided by operating activities was $236.9 million during the nine months ended October 3, 2020 compared to net cash provided by operating activities of $67.8 million for the nine months ended September 28, 2019. The change in cash flow provided by operations is due to improved earnings generation, accounts receivables collections, timing of payments on compensation accruals, seasonal trends in the timing of working capital, and effective working capital management to align with dynamic market conditions.
Net cash used in accounts receivable was $84.3 million for the nine months ended October 3, 2020 compared to $138.3 million used in accounts receivable for the nine months ended September 28, 2019. The changes in accounts receivable period over period relates to seasonal trends in working capital and timing of collections and volume impacts from the COVID-19 pandemic. Our days sales outstanding as of October 3, 2020 and September 28, 2019 were 41.3 days and 41.7 days, respectively.
For the nine months ended October 3, 2020, the change in cash flows relating to inventory was an increase of $31.0 million compared to an increase of $63.3 million for the nine months ended September 28, 2019. We experienced a $31.0 million cash flow increase in inventory from the Commercial segment primarily as a result of decreasing material costs. The remaining changes in inventory period over period relate to volume impacts from the COVID-19 pandemic. Our days inventory on-hand improved slightly to 39.7 days as of October 3, 2020 as compared to 44.8 days as of September 28, 2019.
Net cash provided by accounts payable for the nine months ended October 3, 2020 was $22.7 million compared to net cash provided by accounts payable of $8.5 million for the nine months ended September 28, 2019. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of October 3, 2020 increased to 22.2 days from 21.5 days as of September 28, 2019.
Investing Activities
Net cash used in investing activities was $102.8 million during the nine months ended October 3, 2020 compared to $264.7 million used in investing activities during the nine months ended September 28, 2019. During the nine months ended October 3, 2020, we paid approximately $41.8 million (net of cash acquired) for the acquisition of Kleary and we used $62.5 million for capital expenditures. In the nine months ended September 28, 2019, we paid approximately $179.2 million, net of cash acquired, for the acquisition of ESW and used $86.4 million for capital expenditures.

Financing Activities
Net cash provided by financing activities was $397.0 million in the nine months ended October 3, 2020 compared to $157.0 million provided by financing activities in the nine months ended September 28, 2019. During the nine months ended October 3, 2020, we issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 ("the 6.125% Senior Notes"), borrowed $40.0 million on our Current ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Current ABL Facility and repaid all outstanding balances at the end of the third quarter, and borrowed and repaid $115.0 million on our Current Cash Flow Revolver. Proceeds from the offering of the 6.125% Senior Notes were used to pay down the Current ABL Facility and Current Cash Flow Revolver balances. Additionally, we paid quarterly installments of $19.2 million on the Current Term Loan, used $0.5 million for the purchases of shares that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation and used $6.4 million to repurchase shares of our outstanding common stock under our stock repurchase programs.
During the nine months ended September 28, 2019, we borrowed $290.0 million and repaid $120.0 million of that amount on our Current ABL Facility, a portion of which was used to finance the acquisition of ESW, paid $12.8 million on quarterly installments on the Current Term Loan and used $0.2 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.
Debt
Our outstanding indebtedness will mature in 2023 (Current ABL Facility and Current Cash Flow Revolver), 2025 (Current Term Loan Facility), 2026 (8.00% Senior Notes) and 2029 (6.125% Senior Notes). We may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness. The Current Term Loan Facility provides for an aggregate principal amount of $2,560.0 million. We have also entered into certain interest rate swap agreements to reduce our variable interest rate risk.
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
As of October 3, 2020, we had an aggregate principal amount of $3,649.4 million of outstanding indebtedness, comprising, $2,504.4 million of borrowings under our Current Term Loan Facility, $645.0 million of 8.00% Senior Notes outstanding and $500.0 million of 6.125% Senior Notes outstanding. Our excess availability under the Current ABL Facility was $570.0 million as of October 3, 2020. In addition, standby letters of credit totaling approximately $36.5 million were outstanding but undrawn under the ABL Facility.
For additional information, see Note 14 — Long-Term Debt and Note 17 — Fair Value of Financial Instruments and Fair Value Measurement in the notes to the unaudited consolidated financial statements.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. Beyond cash generated from operations, $570.0 million is available with our Current ABL Facility at October 3, 2020 and we have an unrestricted cash balance of $627.6 million as of October 3, 2020. Our Current Cash Flow Revolver is fully available as of October 3, 2020.
We expect to contribute $4.4 million to the defined benefit plans and $0.8 million to the postretirement medical and life insurance plans in the year ending December 31, 2020.

We expect that cash generated from operations and our availability under the ABL Credit Facility and Current Cash Flow Revolver will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2020 and expansion when needed.
Our corporate strategy evaluates potential acquisitions that would provide additional synergies in our Windows, Siding and Commercial segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, we announced that our Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of our outstanding Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, we are authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs. During the nine months ended October 3, 2020, the Company repurchased 1.1 million shares for $6.4 million under the stock repurchase programs. As of October 3, 2020, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 3, 2020, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
Our contractual obligations principally includes obligations associated with our outstanding indebtedness, operating lease obligations and inventory purchase commitments. Contractual obligations did not materially change during the nine months ended October 3, 2020, except for debt activity as disclosed in Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements and in Liquidity and Capital Resources — Financing Activities, and lease activity as disclosed in Note 9 — Leases in the notes to the unaudited consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Windows and Sidings Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 3.8% for the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the nine months ended October 3, 2020, material costs (predominantly steel costs) constituted approximately 61% of our Commercial segment's cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
With material costs (predominantly steel costs) accounting for approximately 61% of our Commercial segment's cost of sales for the nine months ended October 3, 2020, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $5.5 million for our nine months ended October 3, 2020. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At October 3, 2020, all of our contracts for the purchase of natural gas and aluminum met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facility at October 3, 2020 and December 31, 2019 was approximately $2,479.3 million and $2,514.9 million, respectively, compared to a face value of approximately $2,504.4 million and $2,523.6 million, respectively. In May 2019, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At October 3, 2020, our cash flow hedge contracts had a fair value liability of $83.3 million and is recorded as a non-current liability as of October 3, 2020 in our consolidated balance sheets.
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
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement gain (loss) was insignificant for the three months ended October 3, 2020 and was $(0.1) million for the three months ended September 28, 2019. Net foreign currency re-measurement gain (loss) was $(0.6) million and $0.4 million for the nine months ended October 3, 2020 and September 28, 2019, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income for the three months ended October 3, 2020 and September 28, 2019 was $0.9 million and $(0.5) million, respectively. The net foreign currency exchange gain (loss) included in net income (loss) for the nine months ended October 3, 2020 and September 28, 2019 was $(0.5) million and $0.8 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three months ended October 3, 2020 and September 28, 2019 was $7.4 million and $(1.9) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the nine months ended October 3, 2020 and September 28, 2019 was $6.4 million and $4.3 million, respectively.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of October 3, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 3, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 20 - Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended April 4, 2020 and July 4, 2020. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Quarterly Reports on Form 10-Q for the quarterly periods ended April 4, 2020 and July 4, 2020, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than as set forth in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 4, 2020 and July 4, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended October 3, 2020:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
July 5, 2020 to August 1, 2020	—	$—	—	$49,145
August 2, 2020 to August 29, 2020	1,235	6.89	—	49,145
August 30, 2020 to October 3, 2020	400	8.01	—	49,145
Total	1,635	7.16	—
(1)The total number of shares purchased includes our Common Stock repurchased under the program described below as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)On March 7, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. As of October 3, 2020, approximately $49.1 million remained available for stock repurchases under the program.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
4.1
Eighth Supplemental Indenture, dated as of September 24, 2020, among Cornerstone Building Brands, Inc., the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Cornerstone's Current Report on Form 8-K dated September 24, 2020 and incorporated by reference herein).

†10.1*	Employment Agreement, effective September 21, 2020, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and James F. Keppler.
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: November 10, 2020	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: November 10, 2020	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer