Form 10-K
period 2020-12-31
Cornerstone Building Brands, Inc.
filed 2021-03-04
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 2, 2020 was $224,395,667, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 24, 2021 was 125,262,234.
__________________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

1

i

FORWARD LOOKING STATEMENTS
This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
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
•commodity price volatility and/or limited availability of raw materials, including polyvinyl chloride (“PVC”) resin, glass, aluminum, and steel;
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

PART I

Item 1. Business.
Overview
Cornerstone Building Brands, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “Cornerstone,” “we,” “us” or “our”) became a newly formed Company on November 16, 2018 as the result of a merger (the “Merger”) between NCI Building Systems, Inc. (“NCI”) and Ply Gem Parent, LLC (“Ply Gem”) wherein Ply Gem was merged into NCI, incorporated in the State of Delaware, and 58,709,067 shares of NCI common stock, par value of $0.01 per share were issued to the holders of all the equity interests in Ply Gem. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Merger with Ply Gem.”
We are the largest manufacturer of exterior building products in North America. The Company serves residential and commercial customers across new construction and the repair & remodel markets. We believe our business model emphasizes a commitment to our customers and operational excellence, supported by strong sourcing, vertical integration and engineering & design capabilities across an extensive national manufacturing footprint, and leveraging robust distribution channel access. Substantially all of the Company’s operations and customers are in North America.
With an over 75-year history and active strategic consolidation of the exterior building products industry, we believe we have created one of the broadest product offerings with the most well-regarded brand portfolio and value-added services in our industry. We have established a leading market position in the majority of our product categories within the North American exterior building products market, including vinyl windows, vinyl siding, stone veneer installation, metal accessories, metal roofing/wall systems, insulated metal panels, and a top-three position in engineered metal building systems. Our expansive product offering and brand portfolio enables us to better serve our customers across the multiple end markets in which we operate, and we have worked to position ourselves as a one-stop-shop solution for exterior building products.
We have an extensive coast-to-coast network of manufacturing, distribution, and branch office facilities throughout North America, providing both our national and local customers with timely delivery of our products and services. We operate 67 manufacturing facilities across the U.S. and Canada, supported by a network of 40 distribution and branch office facilities. Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. We continually invest in our manufacturing and distribution operations to drive efficiencies, enhance safety and improve our cost structure, including the introduction of various automation technologies.
We believe our vertically integrated, low-cost manufacturing platform, along with our national scale, expansive product offering, leading brands, multi-channel distribution network servicing long-tenured customers and dedicated employees, create significant competitive advantages relative to other exterior building products manufacturers.
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
Operating Segments
We design, engineer, manufacture, install and market external building products through three operating segments: Windows, Siding, and Commercial. The segments have historically been seasonal in the second and third fiscal quarters when construction activity is the most robust, which generally results in higher sales and profits. Working capital requirements have historically been greatest during the first half of our fiscal year mainly due to the timing of the buildup of inventory to support the heavier construction season. Fiscal year 2020 saw different working capital requirements to meet customer demands as a result of the COVID-19 pandemic.

Windows Segment
In our Windows segment, we offer a broad line of windows and doors at multiple price tiers for residential new construction and residential repair and remodel end markets. Our principal products include vinyl, aluminum, wood and aluminum clad-wood windows and patio doors, as well as steel, wood, and fiberglass entry doors, serving both the residential new construction and residential repair and remodel markets in the United States and Canada. We frequently introduce new products to our product portfolio, enabling further penetration of new distribution channels and customers. We intend to complement this organic growth with continued strategic acquisitions in this segment, and we intend to drive margin improvement through focused price leadership and improved product mix, as well as continuous improvement and increased automation in our manufacturing operations.
The breadth of our product offering and our multiple price-point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing), end user markets (residential new construction and residential repair and remodel) and customer types (entry level, move-up and high-end). Our collection of leading brands in this segment includes: Ply Gem, Simonton, Atrium, American Craftsman, Silver Line, Great Lakes Window, and North Star.
We sell our windows and doors through multiple distribution channels. Our residential new construction product lines are sold across a diversified customer base, which includes independent building products dealers, regional/national lumberyards and homebuilders. Our residential repair and remodel window products are primarily sold through independent home improvement dealers, one-step distributors and retail home centers. Dealers typically market directly to homeowners or contractors in connection with remodeling requirements, while distributors focus primarily on selling to local independent retailers. We have long-tenured customer relationships across the channels we serve in this segment, and we have been a key supplier to a majority of the nation’s largest homebuilders for over 10 years.
In Canada, sales for residential new construction are predominantly made on a direct basis to homebuilders and contractors, while residential repair and remodel construction products are primarily sold not only through high-end independent dealers and regional lumberyards, but also directly to contractors and consumers through our supply-and-install services. We distribute Ply Gem Canada products through our distribution centers across Western Canada. In Ontario, we manufacture and distribute North Star branded windows primarily for the premium-priced tier of the residential repair and remodel market.
Siding Segment
In our Siding segment, we offer a broad suite of exterior cladding, fencing and stone products, other accessories decorative products at multiple price tiers for the residential new construction and residential repair and remodel end markets and stone installation which is sold directly to builders and general contractors. Our principal products include vinyl siding and skirting, composite siding, steel siding, vinyl and aluminum soffit, aluminum trim coil, aluminum gutter coil, fabricated aluminum gutter protection, PVC trim and moldings, window and door trim, injection molded designer accents such as shakes, shingles, shutters and vents, vinyl fencing and railing, and stone veneer.
We intend to drive organic growth in this segment through focused product innovation in siding and new product development in attractive adjacent product lines. We have successfully expanded our siding product offering to include innovative alternatives to our existing portfolio, including a luxury vinyl siding alternative, as well as composite siding and stone veneer. In stone veneer, we have increased market share through our differentiated business model and national footprint, as the only national turnkey installation provider with a strong network of architects, general contractors and builders.
We believe we are currently the largest manufacturer of vinyl siding in North America. We believe we are the second largest provider of stone veneer in North America, and the only turnkey installation provider of stone solutions on a national basis. Our collection of leading brands in this segment includes the following:

Siding & Accessories	Cellular PVC Trim	Vinyl Fencing and Railing	Stone Veneer	Gutter Protection
Ply Gem	Ply Gem	Ply Gem	Ply Gem	Leaf Relief
Mastic			Environmental Stoneworks	Snap Tight
Georgia-Pacific (licensed)			ClipStone	Leaf Smart
Mitten			Canyon Stone	Leaf Logic
Variform

We sell our siding, fencing and stone products through multiple distribution channels, including wholesale and specialty distributors, retail home centers, manufactured housing producers, homebuilders and contractors. In the specialty channel, we developed an extensive network of independent dealers and distributors serving contractors and homebuilders nationwide. We believe we are well-positioned in this channel with over 11,000 distribution locations and partnerships with many of the largest and most successful distributors in the industry. In Canada, our complete offering of vinyl siding, accessories, trim, and moldings and attached stone veneers, along with in-house manufactured and third-party sourced complementary products, are distributed nationwide, primarily through our distribution centers, to retail home centers, lumberyards and contractors.
Commercial Segment
In our Commercial segment, we design, engineer, manufacture and distribute extensive lines of metal products for the low-rise non-residential construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. Low-rise non-residential, which we generally define as building applications with up to five stories, typically lags housing cycles by 18 to 24 months.
Our principal products in this segment include:
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
Metal Roofing and Wall Systems – These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural, and rural uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems.
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
Coil Coatings – As one of the largest coil coaters in the country, Metal Coaters specializes in the toll processing of customer-owned light gauge metal to deliver coil coating solutions throughout the United States. Metal Prep is one of the largest providers of pre-painted Hot Rolled Steel in the United States and provides heavy gauge coil coating solutions to the construction industry.
We believe we offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs. Our Commercial segment also provides metal coil coating services for low-rise non-residential construction applications, servicing both internal and external customers. We sell our products for both new construction and repair and remodel applications across a broad range of markets and customer solutions, including distribution & warehouse facilities, manufacturing & industrial facilities, as well as automotive, aviation, agricultural, healthcare, educational and retail facilities, among others.
We believe there is a meaningful opportunity to drive growth in this segment through new product development in metal components, as well as through select strategic acquisitions. We intend to drive margin improvement through focused price discipline and improved product mix, as well as continuous improvement initiatives and increased automation in our manufacturing operations.
We believe we maintain leading positions across all of our key product categories in this segment and we believe that our brands, many of which have been in use for several decades, are well-recognized by our customers and industry associations. Our collection of leading brands in this segment includes the following:

Metal Building Systems	Components	Insulated Metal Panels	Coil Coatings
Metallic Building Systems	MBCI	Metl-Span	Metal Coaters
Ceco Building Systems	American Building Components	CENTRIA	Metal Prep
Star Building Systems	DBCI
Heritage Building Systems	Metal Depots
Robertson Building Systems

Sources and Availability of Raw Materials
The raw materials used in each of our segments are primarily commodities. Specifically, we use PVC resin, glass and aluminum in our residential products and steel in our non-residential products. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time and are primarily sourced in North America. Generally, we have been able to pass price increases onto our customers. The results of operations can be impacted by a delay between the time of a raw material cost increase and our price capture.
Raw materials are generally available from numerous sources, and the number of suppliers is adequate to support production. The Company is not dependent on any single source of supply except aluminum which is sourced from a single supplier.
Competition
We are the largest manufacturer of exterior building products in North America and have established the leading market position for many of our core products categories including: No.1 in vinyl windows; No.1 in vinyl siding; No.1 in metal accessories; No.1 in metal roofing and wall systems; No.1 in insulated metal panels; No. 2 in stone veneer, and the only turnkey installation provider of stone solutions on a national basis; and a top-three position in engineered metal building systems.
We compete with a number of other domestic manufacturers. Our vinyl siding competitors include CertainTeed, Alside, Royal Building Products and smaller regional competitors. Our aluminum accessories competitors include Rollex, Euramax, Gentek and other smaller regional competitors. Our vinyl fencing and railing competitors including U.S. Fence, Homeland, Westech, Bufftech, and Azek. Our cellular PVC trim and moulding competitors include Azek, Inteplast, Kommerling (KOMA), Wolfpac (Versatex), Tapco (Kleer), CertainTeed and Royal Building Products. Our stone veneer competitors include Boral (Cultured Stone and Eldorado Stone), Coronado Stone and smaller regional competitors.
The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings. The sector’s competitors in the United States include national brands, such as Jeld-Wen, Pella, MI Home Products and Andersen, and other regional brands, including Weathershield and others. Competitors in Canada include Jeld-Wen, All Weather, Durabuilt, Vinylbilt and numerous regional brands. We generally compete on service, product performance, product offering, sales and support. We believe all of our products are competitively priced and that we are one of the only manufacturers to serve all end markets and price points on a national basis.
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
We believe the diversity of our revenue base across geographies, end markets, channels, customers, products, and raw materials provides us with significant benefits. We operate a broad manufacturing and distribution platform of 107 facilities across North America, enabling us to serve customers across all 50 U.S. states and 10 Canadian provinces, thereby limiting our dependence on any one specific geographic region. This integrated North American footprint also enables deeper relationships with large homebuilders and retail customers due to our ability to serve them on a nationwide basis. We are also diversified across residential new construction, residential repair and remodel and low-rise non-residential construction end markets. We employ a multichannel distribution strategy with a broad product portfolio serving thousands of customers across North America, including over 5,000 distribution partners, which serves to insulate our business model from any negative trends in any one particular channel, customer or product. The breadth of diversification across our business, from what we sell, to where we sell and to whom we sell, enables significant resiliency in our business model by insulating us from any negative trends or fluctuations in any single market segment, distribution channel, customer segment or product category. Our product portfolio is also well-diversified by our key raw materials, including PVC resin, glass, aluminum and steel. All of our key raw materials are commodity products and widely available, and we have demonstrated the ability to pass through price increases to our customers.
Intellectual Property
We possess a wide array of intellectual property rights across our segments, including patents, pending patent applications, trademarks, tradenames, licenses, proprietary technology and know-how and other proprietary rights. In connection with the marketing of our products, we generally obtain trademark protection for our brand names. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. While we do not believe our segments are dependent on any one of our trademarks, we believe that our trademarks are important to the development and conduct of our business as well as the marketing of our products.
We license the Georgia-Pacific trademark for our Georgia-Pacific private label vinyl siding products sold through BlueLinx. The patents on our Long Bay® System within our Commercial segment expire in 2021. We vigorously protect all of our intellectual property rights.
Backlog
Our Windows and Siding segments had a backlog of approximately $257.6 million and $182.6 million, respectively, at December 31, 2020. We expect to fill 100% of this backlog during 2021. Within our Commercial segment, the total backlog of orders for our products, primarily consisting of Engineered Building Systems and Insulated Metal Panel products, was $685.2 million at December 31, 2020. We anticipate that less than 24% of the backlog within the Commercial segment will extend beyond one year. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances.
Business Strategy
Cornerstone Building Brands is relentlessly committed to our customers and to creating great building solutions that enable communities to grow and thrive. By focusing on operational excellence every day, we create a platform for future growth and invest in market-leading residential and commercial building brands. We play an essential role in our communities where people live, work and play to enable those communities to grow and thrive.
We have developed and continue to implement a well-defined business strategy focused on several primary elements:
Profitable Growth. The Company intends to expand into new and existing markets by leveraging its customer relationships and full portfolio of leading products. We believe that our customers look to Cornerstone Building Brands for quality products, dependable service and the national footprint required for large homebuilders and retail customers. We participate in the large exterior building products market and have established leading market positions in many of our core product categories. Given our broad market participation, our growth strategy is differentiated by being focused and targeted on market segments exhibiting favorable characteristics, industry positioning and growth outlook.
We believe we have a meaningful opportunity for organic growth through product line extension and new product development with innovation being a key pillar of our organic growth strategy. We also believe we have an opportunity to drive cross-selling of our products to deepen penetration, drive growth and maximize profitability across customer channels.
Using a highly collaborative selling approach, the Company intends to grow in attractive market sectors, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by Cornerstone Building Brands' products.
In addition to driving organic growth, we believe that we have a meaningful opportunity to continue to consolidate within our key product categories and fragmented markets, in a manner that is both prudent and profitable, and leverage our scale and operational excellence to generate meaningful revenue and cost synergies.
Operational Excellence. Cornerstone Building Brands operates with a relentless drive for exceptional results and a passion for superior execution. The Company embraces a continuous improvement culture that is charged with increasing efficiency, optimizing costs, eliminating waste, encouraging organizational agility and building greater brand equity to fuel growth and establish Cornerstone Building Brands as a “supplier of choice” for our customers. This requires the Company’s ongoing commitment to attract, retain and develop the best talent as well as a paramount focus on the safety of its employees. This is particularly evident during periods of high risk, such as the COVID-19 pandemic, where we continue to drive our culture of safety and employee care through rapid and effective implementation of safety guidelines throughout our business. This also includes making investments in automation while maximizing quality within our manufacturing facilities, transforming the way work gets done, and deploying capital in ways we believe will drive the greatest returns for our shareholders over the long-term.
The relentless focus on superior execution and our culture of continuous improvement create and protect our position as a best-cost manufacturer with a highly variable and flexible cost structure and continue to favorably impact our financial results.
Disciplined Capital Allocation. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures and other organic growth initiatives; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across the residential and commercial markets, with a focus on adjacent exterior building products and related services; and (3) targeting long-term net debt leverage of 2.0x to 2.5x. As part of this framework, the Company may also restructure, reposition or divest non-core product lines or assets.
We balance the investment in our core business by focusing on high-return initiatives supporting leading positions in large markets where we can build scale and drive efficiency as well as investments in growing markets that leverage operational and distribution channel capabilities. Our acquisition criteria are focused on opportunities that are highly strategic, synergistic and accretive, and we focus on well positioned businesses with strong financial returns. Overall, our capital allocation framework is balanced between a focus on debt repayment and opportunistic investment in high return initiatives.
Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect SG&A costs. During the fiscal year ended December 31, 2020, we incurred restructuring charges of $34.3 million. See Note 5 — Restructuring in the notes to the consolidated financial statements for additional information.
Acquisitions & Divestitures
We have a history of making strategic acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and divestitures. We believe that there are opportunities for growth through consolidation in the Windows, Siding and Commercial segments, and our goal is to supplement organic growth with opportunistic strategic acquisitions that meet our strict criteria.
Consistent with our growth strategy, we frequently engage in discussions with potential sellers regarding the possible purchase of businesses, assets, and operations that are strategic and complementary to our existing operations. Such acquisition efforts may involve participation by us in processes that have been made public, involve a number of potential buyers and are commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of the very limited number of potential buyers in negotiations with the potential seller. These acquisition efforts often involve assets that, if acquired, would have a material effect on our financial condition and results of operations.
We also evaluate from time to time possible dispositions of assets or businesses when such assets or businesses are no longer core to our operations and do not fit into our long-term strategy.
Environmental Sustainability
We operate many segments of our business with an ongoing focus on environmental sustainability, from hazardous waste recycling and reuse programs to building long-lasting, energy-saving products, from lean manufacturing and continuous improvement initiatives aimed at reducing non-value-added waste to optimizing fleet transportation routes to minimize fuel consumption and greenhouse gas emissions. Many of our low-rise non-residential building products are made from steel (the most recycled building material in the world) and most of our steel products are 100% recyclable. Additionally, all aluminum products that are used in residential applications are comprised of recycled content, and our vinyl siding products are recognized as being among the most environmentally friendly exterior cladding alternatives. According to the Vinyl Siding Institute, vinyl siding as compared to other exterior cladding materials, uses modest amounts of energy for manufacturing, emits significantly lower levels of toxic chemicals, including mercury and silver, requires less fuel consumption for transportation, and generates minimal waste with proper installation. We believe recyclable and environmentally favorable products help conserve natural resources and reduce the products’ overall environmental impact. They also last longer than conventional construction solutions and do not have to be maintained or replaced as often, thus reducing unnecessary energy, waste, and labor costs.
Environmental Health and Safety Matters
Our operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of our employees and the end-users of our products; regulate the materials used in our products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits can result in substantial fines or penalties, injunctive relief, requirements to install pollution controls or other equipment, and civil sanctions.
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
The following are representative environmental, health and safety requirements relating to our operations:
Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state and foreign laws. These laws govern emissions of air pollutants from industrial stationary sources, such as our manufacturing facilities, and impose various permitting, air pollution control, emissions monitoring, recordkeeping and reporting requirements. Such laws may require us to obtain pre-approval for constructing or modifying our facilities in ways that have the potential to produce new or increased air emissions; obtain and comply with operating permits that limit air emissions or certain operating parameters, or employ best available control technologies to reduce or minimize emissions from our facilities. We may be required to purchase air pollution control equipment in order to comply with air emissions laws.
Greenhouse Gases. Efforts to mitigate the effects of global climate change has led to federal, state and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. While GHG regulations do not currently affect our facilities, more stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions may be adopted in the future. These laws and regulations could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses, which could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any future legislation or regulation becomes known, we cannot predict its effect on our business. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, extreme temperatures and other events that could affect our facilities, raw material suppliers, the transportation and distribution of our products, and demand for our products.
Hazardous and Solid Industrial Waste. Our operations generate industrial solid wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and foreign laws. RCRA imposes requirements for the handling, storage, treatment and disposal of hazardous waste. Industrial wastes we generate in our manufacturing processes, such as used chemicals, may be regulated as hazardous waste, although RCRA has provisions to exempt some of our wastes from classification as hazardous waste. However, our non-hazardous or exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA.
RCRA Corrective Action Program. Certain facilities may be subject to the Corrective Action Program under the Solid Waste Disposal Act, as amended by RCRA, and the Hazardous and Solid Waste Amendments (“Corrective Action Program”). The Corrective Action Program is designed to ensure that certain facilities subject to RCRA have investigated and remediated releases of hazardous substances at their property.
MW Manufacturers Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the EPA under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study (“LCMS”) based on the investigations was submitted to the VDEQ for review and approval in September 2019. The VDEQ concurred with the LCMS in January 2020 and prepared a Statement of Basis in anticipation of publishing notice for

30-day public review and comment. We have recorded a liability of $4.5 million for this MW site, of which $1.1 million is within current liabilities in the Company’s consolidated balance sheets as of December 31, 2020.
CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”, commonly known as Superfund), and comparable state and foreign laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for releases of hazardous substances into the environment. These include the current and past owners or operators of sites where hazardous substances were released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. CERCLA authorizes the EPA and, in certain cases, third parties to take actions in response to threats to the public health and welfare or the environment and to seek to recover remediation costs from the responsible parties.
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
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party (“PRP”) at the site and has liability for investigation and remediation costs associated with the contamination. On May 17, 2019, KBP and an unrelated respondent, Kroy Industries, Inc., entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was submitted to EPA in November 2019 and approved in December 2019. RI Phase I field sampling and mobile laboratory analysis was initiated in Spring 2020, but suspended in October 2020 due to worsening conditions of the COVID-19 pandemic. We have recorded a liability of $4.4 million for the PCE/TCE Site within other current liabilities in our consolidated balance sheets as of December 31, 2020. We will adjust our remediation liability in future periods, if necessary, as the RI/FS progresses or if additional requirements are imposed. We may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.
Wastewater Discharges. Our operations are subject to the federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state and foreign laws. These laws impose requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws may require that we comply with stormwater runoff and wastewater discharge standards or obtain permits limiting our discharges of pollutants. Failure to comply with CWA requirements could subject us to monetary penalties, injunctions, restrictions on operations, and administrative or civil enforcement actions. We may be required to incur certain capital expenditures in the future for wastewater discharge or stormwater runoff treatment technology to comply with wastewater permits and water quality standards.
Employee Health and Safety. We are subject to the Occupational Safety and Health Act (“OSHA”) and comparable state and foreign laws that regulate the protection of the health and safety of our workers. Among other things, we are required to maintain and make available to our employees, state and local government authorities, and others information about hazardous materials used or produced by our operations.
Zoning and Building Code Requirements
The engineered building systems and components we manufacture must meet zoning, building code and uplift requirements adopted by local governmental agencies. We believe that our products are in substantial compliance with applicable zoning, code and uplift requirements. Compliance does not have a material adverse effect on our business.
Research and Development Costs
Total expenditures for research and development were $13.7 million, $14.2 million and $3.5 million for fiscal years 2020, 2019 and 2018, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products.
Human Capital Resources
As of December 31, 2020, we employed approximately 20,230 persons worldwide. Approximately 2,433 of our employees worldwide are represented by various unions under collective bargaining agreements that expire in fiscal years 2021, 2022 and 2023.

At Cornerstone Building Brands, corporate stewardship is a responsibility that is deeply embedded in our history of over 75 years. We believe our employees drive our business and our ability to effectively serve our clients and sustain our competitive position.
Leadership, Talent Acquisition and Talent Management
At Cornerstone Building Brands, how we work is guided by the following set of shared values:
•Safety to ourselves and those around us;
•Innovation to challenge the status quo and develop products and solutions that meet our customer's evolving needs and improve communities through our commitment to environmental sustainability;
•Integrity in our actions with one another and with our stakeholders; and
•Teamwork built on principles of collaboration and mutual respect in everything we do.
These four Core Values unite our workforce and form the basis on which we determine hiring, promotions, and rewards. Fundamental to our talent management strategy is embracing all candidates, no matter their background, race, age or sexual orientation and identity, and delivering a transparent, fair and engaging experience across the organization.
Guided by a team of experienced and passionate leaders, Cornerstone Building Brands cultivates an energetic and inclusive work environment built upon mutual respect, support, and positivity through the execution of our Talent Success Model. The three pillars of performance management, succession and talent planning, and learning and talent development lay the foundation for employees to connect their work to our mission, vision, values, brand promise and strategies of the company, motivating and giving them a higher sense of purpose.
Through our Talent Management strategy our goal is to ensure all employees have access to the development and career opportunities that a global company enables. We believe our Talent Management process helps:
•Clearly define roles and goals
•Establish clear-cut performance and behavior expectations
•Focuses work in alignment with business strategy and company goals
•Creates consistent, structured processes to enable development and career growth
Additionally, we offer an extensive curriculum of training programs and other educational resources to help our employees take their careers to the next level.
Competitive Pay and Benefits
To attract and retain the best employees, we focus on providing competitive pay and benefits. Our programs target the market for competitiveness and sustainability while ensuring that we honor our core values. We provide benefit programs with the goal of improving physical, mental and financial wellness of our employees throughout their lifetime. Some examples include base and variable pay, medical, paid time off, and retirement saving plans.
When designing our base pay compensation ranges, we perform market analyses to ensure ranges are current and our employees are advancing their earning potential. We also perform annual compensation studies to assess market movement, pay equity and living wages. We continually review wages globally to ensure we are fair, equitable, competitive and can attract and retain the best talent.
We also provide diverse benefit programs that are aligned with our values and focused on supporting employees and their families based on their unique needs. For example, our Employee Assistance Foundation assists employees in need of emergency financial support and is offered to all employees.
Employee Safety and Wellness
Cornerstone Building Brands is committed to safety as our highest priority. Safety is one of Cornerstone Building Brands’ core values and nothing is more important to us than providing a safe work environment. We publicly disclose operational health and safety statistics on our rate of recordable injuries and our rate of lost workdays due to injury involving full-time and part-time employees, temporary employees, and contractors.
Our response to the COVID-19 global pandemic illustrated our commitment to safety. To support our employees, customers and communities, we took extraordinary measures and invested in practices to protect employees and reduce the risk of spreading the virus. Our actions included additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities.

Diversity, Equity and Inclusion
Our Company’s Purpose is to positively contribute to the communities where we live, work, and play. It begins with our employees, a team comprised of many backgrounds, each adding a unique and valued contribution to the success of our organization. Our Diversity, Equity, and Inclusion (“DE&I”) promise supports our purpose, mission and core values to have a work environment that is inclusive and equitable for all employees. This creates an environment of mutual respect where our diversity reflects the communities we serve.
In 2020, we launched our Diversity, Equity & Inclusion Council. Nine key company Council Leaders were selected based on capability, sphere of influence, interests and their passion for creating an inclusive culture. The Council adopted a charter and is working on prioritized actions to accelerate the adoption of DE&I in our culture. The Council’s responsibilities include defining DE&I metrics, setting targets, benchmarking, providing education and training, seeking employee feedback, and building engagement as well as evaluating current Cornerstone Building Brands' initiatives with a DE&I context.
The key concepts in our DE&I Platform include:
•Diversity – The presence of different types of people who possess unique combinations of characteristics and backgrounds such as ethnicity, gender, sexual orientation, and age
•Equity – The continuous practice of eliminating barriers to ensure all employees have access to resources, opportunities, and advancement so they may fully contribute to the Company’s success
•Inclusion – The act of creating a culture where everyone feels welcomed, respected and valued
Our success depends on valuing all individuals and leveraging our diverse talent. For more information on the topics above and our management of our human capital resources, please visit our website at https://investors.cornerstonebuildingbrands.com.

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
Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge Data & Analytics, Inc. (“Dodge”), low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down in fiscal 2020 by as much as 17% as compared to our fiscal 2019.
In addition to commercial and residential market indicators, we also depend to a significant extent upon the levels of home repair and remodeling and new construction spending for our residential businesses, which have declined significantly in the past and may decline in the future. Housing levels in 2019 remained slightly lower relative to historical averages, despite the recovery the last few years, and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.
Our performance is also dependent upon consumers having the ability to finance home repair and remodeling projects and/or the purchase of new homes. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. Declining home values, increased home foreclosures and tightening of credit standards by lending institutions have in the past and may in the future negatively impact the home repair and remodeling and the new construction sectors, which could adversely affect our financial condition and operating results.
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
The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business.
Our business and operations have been adversely affected by the COVID-19 pandemic and may continue to be adversely affected by any recurrence or worsening of the pandemic, particularly if located in regions where we derive a significant amount of our sales or profit or where our manufacturing facilities, suppliers or customers are located. We experienced a significant decrease in customer demand across all our markets throughout 2020 due to the COVID-19 pandemic, mostly due to delays in construction activity driven by temporary closures of non-life sustaining businesses.
In response to the pandemic, during 2020 we implemented a range of actions aimed at reducing costs and preserving liquidity. These actions included the closure of our Ambridge, Pennsylvania Commercial facility and Corona, California Windows facility, permanent workforce reductions and employee furloughs. While our manufacturing facilities are now fully operational, closures of facilities may be needed in the future, which could disrupt our operations and negatively impact our business, financial condition and results of operation. Our operations could also be disrupted if any of our employees or employees of our suppliers or customers were suspected or confirmed of having COVID-19 or other illnesses and such illness required us or our suppliers or customers to quarantine some or all such employees or disinfect locations.
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
We could also be adversely affected by the COVID-19 pandemic if government authorities impose further mandatory closures or restrictions on our operations, seek voluntary closures, or if suppliers issue mass recalls of products. The perceived risk of infection or health risk may also adversely affect our business and operating results.
We cannot predict the duration or scope of the COVID-19 pandemic, the effectiveness of vaccines for COVID-19 or the future impact of the pandemic on our business, financial condition and results of operations. Any significant downturn in new home construction as a result of the economic impact of the COVID-19 pandemic could negatively impact our business, financial condition and results of operations.
To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our substantial level of indebtedness, our future capital needs, our need to generate sufficient cash to service our indebtedness and our ability to obtain financing on acceptable terms or at all. Further, an outbreak of any other health epidemic or pandemic may expose our business and operations to similar risks as set forth above.
We have taken certain precautions due to the COVID-19 pandemic that could harm our business.
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
Further, other external factors beyond our control could cause disruptions at any of our facilities, including maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any equipment or other operational problems; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, hurricanes, earthquakes or other catastrophic disasters; pandemics, including COVID-19; or an act of terrorism. Any prolonged disruption in operations at any of our facilities could cause a significant loss in production. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to customers during the time that it takes for us to reopen or replace a damaged facility, which could cause our customers to purchase from our competitors either temporarily or permanently. If any of these events were to occur, it could adversely affect our business, financial condition, cash flows and results of operations.
Price volatility and supply constraints for raw materials could prevent us from meeting delivery schedules to our customers or reduce our profit margins.
Our business is heavily dependent on the price and supply of raw materials including steel, PVC resin, aluminum and glass. Raw material prices have been volatile in recent years and may remain volatile in the future. Raw material prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs, import duties and other trade restrictions. For example, in 2018, the Trump administration implemented new tariffs on imports of steel and aluminum into the United States. In response to these tariffs, the European Union, Canada, Mexico and China announced tariffs on U.S. goods and services. Although some of these tariffs have been rescinded or suspended, these tariffs, along with any additional tariffs or trade restrictions, could result in reduced economic activity and increased costs in operating our business.
A sudden increase in demand for steel, PVC resin, aluminum or glass could affect our ability to purchase such raw materials and result in rapidly increasing prices. We have historically been able to substantially pass on significant cost increases in raw materials through price increases to our customers; however, we may not be able to do so in the future. Further, if the available supply of any of the raw materials we use declines, we could experience a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. We can give you no assurance that steel, PVC resin, aluminum or glass will remain available, that prices will not continue to be volatile or that we will be able to purchase these raw materials on favorable or commercially reasonable terms.
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
In addition to steel, PVC resin, aluminum and glass, our operations require other raw materials from third-party suppliers. We generally have multiple sources of supply for our raw materials; however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, could adversely impact our financial condition and results of operations. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments or other factors beyond our control. Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our revenues and profitability. To the extent our suppliers experience disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. In addition, disruptions in transportation lines could delay our receipt of raw materials. If our supply of raw materials is disrupted or our delivery times are extended, our results of operations and financial condition could be materially adversely affected. Furthermore, some of our third-party suppliers may not be able to handle commodity cost volatility or changing volumes while still performing up to our specifications.
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
In our Windows and Siding segments, we compete with other national and regional manufacturers of exterior building products. Some of these companies are larger and have greater financial resources than we do. Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do. Competitors could take a greater share of sales and cause us to lose business from our customers. Additionally, our products face competition from alternative materials, such as wood, composites and fiberglass in windows, and wood, metal, fiber cement, masonry and composites in siding. An increase in competition from other exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to net sales decreases.
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
We face risks related to acquisitions and dispositions that could adversely affect our results of operations.
We have a history of expansion through acquisitions, and, from time to time, we evaluate acquisitions and dispositions of assets and businesses. We believe that if our industry continues to consolidate, our future success may depend, in part, on our ability to successfully complete acquisitions. Acquisitions and dispositions involve a number of risks, including:
•the risk of incorrect assumptions or estimates regarding the future results of an acquired business or expected cost reductions or other synergies expected to be realized as a result of acquiring the business;
•the risk of disposing of an asset or business at a price or on terms that are less favorable than we had anticipated;

•difficulty in finding buyers;
•diversion of management’s attention from existing operations;
•unexpected losses of key employees, customers and suppliers of an acquired business;
•integrating the financial, technological and management standards, processes, procedures and controls of an acquired business with those of our existing operations;
•increasing the scope, geographic diversity and complexity of our operations; and
•potential litigation or other claims arising from an acquisition.
We can provide no assurance that we will be successful in identifying or completing any future acquisitions or dispositions or that any businesses or assets that we are able to acquire will be successfully integrated into our existing business. The incurrence of additional debt, contingent liabilities and expenses in connection with any future acquisitions could have a material adverse effect on our financial condition and results of operations. Further, we cannot predict the effect, if any, that any announcement or consummation of an acquisition or disposition would have on the trading price of our Common Stock.
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
Implementation of these plans carries significant risks, including:
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
Concern over the effects of global climate change has led to federal, state and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. Various laws and regulations exist or are under development to regulate GHG emissions, including the United States Environmental Protection Agency (“EPA”) programs to report GHG emissions and state actions to develop statewide or regional programs. President Biden and the Democratic Party, which now controls the United States Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action and/or legislation targeting GHG emissions will be proposed and/or promulgated during the Biden administration. More stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions, if adopted, could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers, and could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any future legislation or regulation becomes known, we cannot predict its effect on our business. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, heat waves, and other events that could affect our facilities and demand for our products. We are mindful of the harmful effects of global climate change and are taking steps to minimize our GHG emissions.
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
We have in the past experienced, and may in the future face, hackers, cybercriminals or others gaining unauthorized access to, or otherwise misusing, our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. For example, in August 2020, we detected a ransomware attack impacting certain of our operational and information technology systems. Promptly upon our detection of the attack, we launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response professionals. While we were able to recover our critical operational data and business systems, there is no guarantee that we will have similar success with an attack in the future should one occur. Any such future attack could lead to the public disclosure of customer data, our trade secrets or other intellectual property, personal information of our employees, or material financial and other information related to our business. The release of any of this information could have a material adverse effect on our business, reputation, financial condition and results of operations.
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
The unavailability of any of our primary information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depend on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data, and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs, and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of telecommunications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.
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
In addition to the United States, we operate our business in certain foreign jurisdictions, principally in Canada and Mexico, and make sales in certain other jurisdictions. Our operations in Canada generated approximately 6.6% of our revenues in 2020. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2020, approximately 12% of our employees were represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs. Our ability to attract and retain qualified manufacturing personnel to operate our manufacturing plants efficiently is critical to our financial performance. Any labor shortage will create operating inefficiencies that could adversely impact our financial performance.
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
In recent years, the declining interest rates and changes to mortality assumptions have negatively impacted the funded status of our pension plans. In addition, volatile asset performance has also negatively impacted the funded status of our pension plans. Funding requirements for our pension plans may become more significant. If our cash flows and capital resources are insufficient to fund our pension plan obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.
Any impairment of our goodwill and/or intangible assets could negatively impact our results of operations and financial condition.
We evaluate assets on our balance sheet, including goodwill and intangible assets, in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, market capitalization, and external market conditions that would require an impairment test. As a result of the decline in the Company’s market valuation and economic uncertainties related to the COVID-19 pandemic, during the first quarter of fiscal 2020, the Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19-driven economic uncertainty, when combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units’ carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million for the Metal Coil Coating reporting unit (which is within the Commercial segment). We may experience unforeseen events in the future, including related to or as a result of the COVID-19 pandemic, that could adversely affect the value of our goodwill or intangible assets and trigger a further impairment evaluation. There can be no assurance that valuation multiples will not decline, discount rates will not increase, or the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of intangible assets could have a negative impact on the Company’s results of operations and financial condition.

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
During 2020, our stock price on the NYSE ranged from a high of $10.20 per share to a low of $2.54 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our Common Stock in the future.
The CD&R Investors own a significant amount of our Common Stock and have substantial governance and other rights pursuant to the New Stockholders Agreement.
The CD&R Investor Group collectively owned approximately 49.4% of our outstanding Common Stock as of December 31, 2020. As a significant stockholder, the CD&R Investors could significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence over us may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other stockholders.

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
We are party to the New Registration Rights Agreement, which grants the Investors customary demand and piggyback registration rights. In connection with the registration rights granted under the New Registration Rights Agreement, we filed three shelf registration statements on Form S-3, declared effective by the SEC on April 8, 2016, February 28, 2019 and September 2, 2020, registering the resale of shares of our Common Stock held by the CD&R Fund VIII Investor Group, the Golden Gate Investors and CD&R Pisces, respectively.
As of December 31, 2020, the CD&R Fund VIII Investor Group, CD&R Pisces and the Golden Gate Investor Group owned approximately 18.2%, 31.2% and 13.4%, respectively, of our issued and outstanding Common Stock. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.
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
As of December 31, 2020, we had total indebtedness of approximately $3.6 billion.
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
Further, the terms of the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, the 2018 Indenture and the 2020 Indenture provide us and our subsidiaries with the flexibility to incur a substantial amount of additional secured or unsecured indebtedness in the future if we or our subsidiaries are in compliance with certain incurrence ratios set forth therein. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of December 31, 2020, we were able to borrow up to approximately $528.2 million under the Current ABL Facility. All of these borrowings under the Current ABL Facility would be secured.
The 2018 Indenture, the 2020 Indenture, the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement contain restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.
The 2018 Indenture, the 2020 Indenture, the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement (each as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:
•incur additional indebtedness or issue certain preferred shares;
•pay dividends, redeem stock or make other distributions in respect of capital stock;
•repurchase, prepay or redeem the 8.00% Senior Notes, the 6.125% Senior Notes (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and subordinated indebtedness;
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
In addition, the Current Cash Flow Revolver (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) requires us to maintain a maximum total secured leverage ratio under certain circumstances, and the Current ABL Facility (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) requires us to maintain a minimum consolidated fixed charge coverage ratio under certain circumstances. The Current ABL Credit Agreement also contains other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under the Current Cash Flow Revolver and the Current ABL Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.
We are required to make mandatory pre-payments under the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement.
In addition, under certain circumstances and subject to the limitations set forth in the Current Cash Flow Credit Agreement, the Current Term Loan Facility (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”) may require us to make prepayments of the term loans to the extent we generate excess positive cash flow each year.
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
Our failure to comply with obligations under the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, the 2018 Indenture or the 2020 Indenture, as well as others contained in any future debt instruments from time to time, may result in an event of default under the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, the 2018 Indenture or the 2020 Indenture, as applicable. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, results of operations, financial condition and cash flows could be adversely affected.
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
To the extent LIBOR exceeds 0.00%, our indebtedness under the Current Cash Flow Facilities (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and the Current ABL Facility will bear interest at variable rates, and our future indebtedness may bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2020, assuming all Cash Flow Revolving Credit Facility and Current ABL Facility revolving loans were fully drawn and LIBOR exceeded 0.00%, each one percent change in interest rates would result in approximately a $31.7 million change in annual interest expense on the Current Term Loan Facility and the Current ABL Facility (excluding the impact of any Company hedging arrangements). The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.
The phase-out of LIBOR could increase our interest expense and have a material adverse effect on us.
Borrowings under our Current Cash Flow Facilities and the Current ABL Facility use LIBOR as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by the end of 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021, but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates, in some cases significantly higher, than those we paid based on LIBOR, and may similarly be higher in the future. Therefore, if LIBOR ceases to exist, the interest rates on our Current Term Loan Facility and Current ABL Facility will likely change. The consequences of the phase out of LIBOR cannot be entirely predicted at this time. Any alternative rate for calculating interest with respect to our outstanding indebtedness may not be as favorable or perform in the same manner as LIBOR and could lead to an increase in our interest expense or could impact our ability to refinance some or all of our existing indebtedness. In addition, the transition process may involve, among other things, increased volatility or illiquidity in financial markets, which could also have an adverse effect on us whether or not any replacement rate applicable to our borrowings is affected. Any such effects of the transition away from LIBOR, as well as other unforeseen impacts, may result in increased interest expense and other expenses, difficulties, complications or delays in connection with future financing efforts or otherwise have a material adverse impact on our financial condition.

Item 1B. Unresolved Staff Comments.
There are no unresolved staff comments outstanding with the SEC at this time.
Item 2. Properties.
Our corporate headquarters is located in Cary, North Carolina. We own and lease properties primarily in the United States, Canada, and Mexico. The following table lists our principal manufacturing and warehousing facilities as of December 31, 2020:

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
(1) Location is leased as of December 31, 2020
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $7.6 million liability related to the settlement as of December 31, 2020, of which $3.6 million is in other current liabilities on the consolidated balance sheet.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMMON STOCK
Our Common Stock is listed on the NYSE under the symbol “CNR.” As of February 24, 2021, there were 8,118 holders of record and an estimated 36 beneficial owners of our Common Stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows our purchases of our Common Stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Programs(2)
October 04, 2020 to October 31, 2020	—	$—	—	$49,145
November 01, 2020 to November 28, 2020	82,272	$7.96	—	$49,145
November 29, 2020 to December 31, 2020	47,467	$9.09	—	$49,145
Total	129,739	$8.38	—

(1)The total number of shares purchased includes shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of December 31, 2020, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018.

STOCK PERFORMANCE CHART
The following chart compares the yearly percentage change in the cumulative stockholder return on our Common Stock from November 1, 2015 to the end of the fiscal year ended December 31, 2020 with the cumulative total return on the (i) S&P SmallCap 600 Index and (ii) S&P Smallcap Building Products peer group. The comparison assumes $100 was invested on November 1, 2015 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
250
200
150
100
50
11/01/15
10/30/16
10/29/17
10/28/18
12/31/18
12/31/19
12/31/20
Cornerstone Building Brands, Inc.
S&P SmallCap 600 Index
S&P SmallCap Building Products

In accordance with the rules and regulations of the SEC, the above stock performance chart shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data.
The selected financial data for each of the three fiscal years ended December 31, 2020, December 31, 2019 and October 28, 2018 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data for the fiscal years ended October 29, 2017 and October 30, 2016 and certain consolidated balance sheet data as of October 28, 2018, October 29, 2017 and October 30, 2016 have been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2020		2019		2018		2017		2016
	(In thousands, except per share data)
Sales	$4,617,369		$4,889,747		$2,000,577		$1,770,278		$1,684,928
Net income (loss)	$(482,778)	(1)	$(15,390)	(2)	$63,106	(4)	$54,724	(5)	$51,027	(6)
Net income (loss) applicable to common shares	$(482,778)	(1)	$(15,390)	(2)	$62,694	(4)	$54,399	(5)	$50,638	(6)
Earnings per common share:
Basic	$(3.84)	(1)	$(0.12)	(2)	$0.95	(4)	$0.77	(5)	$0.70	(6)
Diluted	$(3.84)	(1)	$(0.12)	(2)	$0.94	(4)	$0.77	(5)	$0.70	(6)
Cash flow from operating activities	$308,417		$229,608		$82,463		$63,874		$68,479
Total assets	$5,478,490		$5,564,346	(3)	$1,110,375		$1,031,112		$1,025,396
Total debt	$3,589,029		$3,182,524		$407,226		$387,290		$396,051
Stockholders’ equity	$441,805		$935,318		$330,265		$305,247		$281,317
Diluted average common shares	125,562		125,576		66,362		70,778		72,857
Note: The Company calculated the after-tax amounts below by applying the applicable statutory tax rate for the respective period to each applicable item.
(1)Includes restructuring charges of $34.3 million ($25.4 million after tax), strategic development and acquisition related costs of $19.3 million ($14.3 million after tax), loss on goodwill impairment of $503.2 million ($372.3 million after tax) and $12.5 million ($9.3 million after tax) of incremental costs due to COVID-19. Includes the results of Kleary from the March 2, 2020 acquisition date.
(2)Includes restructuring charges of $18.1 million ($13.4 million after tax), strategic development and acquisition related costs of $50.2 million ($37.1 million after tax), and a non-cash charge of purchase price allocated to inventory of $16.2 million. Includes results of the Ply Gem merger for the full year, from January 1, 2019 and the ESW acquisition from February 20, 2019.
(3)Includes the adoption of ASU 2016-02, Leases, which resulted in the recognition of additional operating liabilities of $304.1 million with corresponding right-of-use (“ROU”) assets at adoption.
(4)Includes loss on extinguishment of debt of $21.9 million ($15.9 million after tax), loss on disposition of business of $5.7 million ($4.1 million after tax), restructuring charges of $1.9 million ($1.4 million after tax), strategic development and acquisition related costs of $17.2 million ($12.4 million after tax), gain on insurance recovery of $4.7 million ($3.4 million after tax), and a charge of $4.6 million ($3.3 million after tax) related to the acceleration of retirement benefits of our former CEO.
(5)Includes loss on sale of assets of $0.1 million ($0.1 million after tax), restructuring charges of $5.3 million ($3.2 million after tax), strategic development and acquisition related costs of $2.0 million ($1.2 million after tax), loss on goodwill impairment of $6.0 million ($3.7 million after tax), gain on insurance recovery of $9.7 million ($5.9 million after tax), and unreimbursed business interruption costs of $0.5 million ($0.3 million after tax).
(6)Includes gain on sale of assets and asset recovery of $1.6 million ($1.0 million after tax), restructuring charges of $4.3 million ($2.6 million after tax), strategic development and acquisition related costs of $2.7 million ($1.6 million after tax), and gain from bargain purchase of $1.9 million (non-taxable).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
BUSINESS OVERVIEW
Cornerstone Building Brands, Inc. is the largest manufacturer of exterior building products in North America. The Company serves residential and commercial customers across new construction and the repair & remodel markets. Our mission is to be relentlessly committed to our customers and to create great building solutions that enable communities to grow and thrive.
We have developed and continue to implement a well-defined business strategy focused on (i) driving profitable growth in new and existing markets; (ii) leveraging operational excellence across our businesses; (iii) implementing a capital allocation framework balanced between a focus on opportunistic investment in high return initiatives and continued debt repayment; and (iv) operating every part of our business with an ongoing commitment to sustainability.
We believe that by focusing on operational excellence every day, creating a platform for future growth and investing in market-leading residential and commercial building brands, we will deliver unparalleled financial results. We design, engineer, manufacture, install and market external building products through our three operating segments: Windows, Siding, and Commercial.
Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the #1 manufacturer of vinyl windows, vinyl siding, insulated metal panels, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes over 20,000 employees at manufacturing, distribution and office locations primarily in North America.
At Cornerstone Building Brands, corporate stewardship is a responsibility that is deeply embedded in our 75-year history. Our sustainable business practices have given us the staying power to make a real difference in countless cities and neighborhoods.
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of material costs relative to other building materials, the level of residential and nonresidential construction activity, repair and retrofit demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first and fourth fiscal quarters of each year compared to the second and third fiscal quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.
On November 16, 2018, the Company changed its fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a fiscal year of the 12-month period of January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger to align the fiscal year end.
Markets We Serve
Our products are available across several large and attractive end markets, including residential new construction, residential repair and remodel and low-rise non-residential construction. We believe that there are favorable underlying fundamental factors that will drive long-term growth across the end markets in which we operate. We also believe the recent COVID-19 pandemic, while still causing economic uncertainty worldwide, has driven strong demand for residential repair and remodel activity, residential new construction and select segments of the low-rise non-residential construction market, such as distribution, warehouse, healthcare and educational facilities in suburban regions; however, the COVID-19 pandemic has also caused challenges in other areas of non-residential construction, most notably in retail and commercial office facilities in densely populated urban centers, where we have minimal, if any, participation. We believe our business is well-positioned to benefit from broader societal and population trends favoring suburban regions, as employment and living preferences shift towards such regions.
Cornerstone Building Brands is deeply committed to the communities where our customers and employees live, work and play. We recognize that our customers are increasingly environmentally conscious in their purchasing behavior, and we believe our sustainable solutions favorably address these evolving consumer preferences. For example, certain products in our portfolio are high in recycled end content, virtually 100% recyclable at the end of their useful life and often manufactured to meet or exceed specified sustainability targets, such as ENERGY STAR and LEED certifications. We recognize that efficient use of recycled materials helps to conserve natural resources and reduces environmental impact, and we are committed to driving these sustainable practices throughout our business.
COVID-19 Update
We experienced a significant decrease in customer demand across all our markets during the second quarter of 2020 due to the COVID-19 pandemic mostly due to delays in construction activity driven by temporary closures of non-life sustaining businesses. We experienced an approximately 5.6% decline in consolidated net sales for the year ended December 31, 2020 as compared to the prior year. The continuing impact of the pandemic on our future consolidated results of operations is uncertain. During 2020, the Company quickly implemented a range of actions aimed at reducing costs and preserving liquidity. These actions included the closure of our Ambridge, Pennsylvania Commercial facility and Corona, California Windows facility, permanent workforce reductions, employee furloughs, a hiring freeze, a deferral of annual wage raises, and reducing discretionary and non-essential expenses, such as consulting expenses. Additionally, we reduced capital expenditures to focus on key strategic initiatives, such as automation, product innovation, and critical maintenance items. We believe our business model, our existing balances of domestic cash and cash equivalents, currently anticipated operating cash flows, and overall liquidity will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months and positions us to manage our business through this crisis as it continues to unfold. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.
As of December 31, 2020, all of our manufacturing facilities were operational. Throughout this pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has taken extraordinary measures and invested significantly in practices to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. These actions include additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities. We expect to continue to incur costs to maintain these precautionary measures for the foreseeable future. The health and safety of our employees and our communities is our highest priority.
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”). The 6.125% Senior Notes were issued pursuant to an eighth supplemental indenture dated as September 24, 2020, by and among the Company, the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (together with the Indenture dated as of April 12, 2018, and as supplemented from time to time, the “2020 Indenture”). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15.
Kleary Acquisition
On March 2, 2020, the Company acquired Kleary Masonry, Inc. (“Kleary”) for $40 million with cash on hand and through borrowings under the Company’s asset-based revolving credit facility. Kleary primarily services residential customers with manufactured stone installations and commercial customers with manufactured wall installations in the Sacramento, California area. The acquisition of Kleary expands our value-added, turnkey stone veneer solutions we offer to our customers, enabling us to strengthen our position in the fastest-growing segment of the residential cladding market. The addition of Kleary brings opportunities across our builder and contractor networks, in particular the potential to cross-sell our stone cladding and installed services into our commercial buildings business. Kleary’s results are reported within the Siding segment.
Environmental Stoneworks Acquisition
On February 20, 2019, the Company acquired Environmental Materials, LLC (“Environmental Stoneworks” or “ESW”) for $183 million through borrowings under the Company’s asset-based revolving credit facility. The acquisition of Environmental Stoneworks, when combined with our existing stone businesses, positions our organization as a market leader in stone veneer. As one of the fastest growing categories of exterior cladding materials, it allows us to better serve our residential customers. ESW’s results are reported within the Siding segment.
Merger with Ply Gem
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into the Company, with the Company continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). The Merger was consummated on November 16, 2018 pursuant to the Merger Agreement.
On November 16, 2018, in connection with the consummation of the Merger, the Company assumed (i) the obligations of Ply Gem Midco, a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the

Current Cash Flow Credit Agreement (as defined below), (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement (as defined below) and (iii) the obligations of Ply Gem Midco as issuer under the 2018 Indenture (as defined below).
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
On April 12, 2018, Ply Gem Midco and certain subsidiaries of Ply Gem Midco entered into an ABL Credit Agreement (the “Current ABL Credit Agreement”), by and among Ply Gem Midco, the subsidiary borrowers from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent (the “ABL Agent”), and the several banks and other financial institutions from time to time party thereto, which provided for an asset-based revolving credit facility (the “Current ABL Facility”) of up to $360.0 million, consisting of (i) $285.0 million available to U.S. borrowers (subject to U.S. borrowing base availability) (the “ABL U.S. Facility”) and (ii) $75.0 million available to both U.S. borrowers and Canadian borrowers (subject to U.S. borrowing base and Canadian borrowing base availability) (the “ABL Canadian Facility”). On October 15, 2018, Ply Gem Midco entered into Amendment No. 2 to the Current ABL Credit Agreement, by and among Ply Gem Midco, the incremental lender party thereto and the ABL Agent, which amended the Current ABL Credit Agreement in order to, among other things, increase the aggregate commitments under the Current ABL Facility by $36.0 million to $396.0 million overall, and with the (x) ABL U.S. Facility being increased from $285.0 million to $313.5 million and (y) the ABL Canadian Facility being increased from $75.0 million to $82.5 million. On November 16, 2018, Ply Gem Midco entered into Amendment No. 4 to the Current ABL Credit Agreement, by and among Ply Gem Midco, the incremental lenders party thereto and the ABL Agent, which amended the Current ABL Credit Agreement in order to, among other things, increase the aggregate commitments under the Current ABL Facility by $215.0 million (the “Incremental ABL Commitments”) to $611.0 million overall, and with the (x) ABL U.S. Facility being increased from $313.5 million to approximately $483.7 million and (y) the ABL Canadian Facility being increased from $82.5 million to approximately $127.3 million. On November 16, 2018, in connection with the consummation of the Merger, the Company and Ply Gem Midco entered into a joinder agreement with respect to the Current ABL Facility, and the Company became the Parent Borrower (as defined in the Current ABL Credit Agreement) under the Current ABL Facility. The Company and, at the Company’s option, certain of the Company’s subsidiaries are the borrowers under the Current ABL Facility. As of November 16, 2018, and following consummation of the Merger, (a) Ply Gem Industries, Inc., Atrium Windows and Doors, Inc., NCI Group, Inc. and Robertson-Ceco II Corporation were U.S. subsidiary borrowers under the Current ABL Facility, and (b) Gienow Canada Inc., Mitten Inc., North Star Manufacturing (London) Ltd. and Robertson Building Systems Limited were Canadian borrowers under the Current ABL Facility. All borrowings under the Current ABL Facility mature on April 12, 2023.
On April 12, 2018, Ply Gem Midco issued $645.0 million aggregate principal amount of 8.00% Senior Notes due 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes were issued pursuant to a first supplemental indenture and an Indenture, each dated as of April 12, 2018 (collectively, and as supplemented from time to time, the “2018 Indenture”), by and among Ply Gem Midco, as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee. On November 16, 2018, in connection with the consummation of the Merger, the Company entered into a supplemental indenture and assumed the obligations of Ply Gem Midco as issuer under the 2018 Indenture and the 8.00% Senior Notes. The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15.

Industry Conditions
Residential (Windows and Siding)
Our residential building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home. From an industry perspective, we evaluate the new construction environment by reviewing the U.S. Census Bureau single family housing start statistics to assess the performance of the new construction market for a normal period. We evaluated U.S. Census Bureau single family housing starts for the year ended December 31, 2020 as compared to December 31, 2019 to assess the demand impacts for our products, noting that single family housing starts increased by 9.2% on a lag effected basis due to overall economic conditions specifically for new construction. We also examine where these single-family housing starts occur geographically as the Northeast, which increased 1.6%, and Midwest, which increased 6.4%, are significant vinyl siding concentrated areas relative to the South and the West. For Canada, we evaluate the Canada Mortgage and Housing Corporate statistics, which showed housing starts increased by 4.8% for the year ended December 31, 2020 compared to 2019.
The graph below shows the seasonally adjusted annual single family residential new construction starts as of each year end since 1968 as compiled and reported by U.S. Census Bureau:

U.S. Census Bureau Seasonally Adjusted Annual Rate - Single Family Housing Starts
Single Family Housing Starts (in thousands)
2000
1500
1000
500
0
1968
1971
1974
1977
1980
1983
1986
1989
1992
1995
1998
2001
2004
2007
2010
2013
2016
2019

In addition to new construction, we also evaluate the repair and remodeling market to assess residential market conditions by evaluating the Leading Indicator of Remodeling Activity (“LIRA”). For the year ended December 31, 2020, LIRA reflected that the trailing 12 months of remodeling activity increased 3.5% from 2019. While LIRA is a remodeling economic indicator as it tracks all remodeling activity including kitchen, bathroom and low ticket remodeling, it is not a specific metric for our residential businesses measuring solely windows and siding remodeling growth. Therefore, we utilize this index as a trend indicator for our repair and remodeling business.
Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute (“VSI”), a third party which summarizes vinyl siding unit sales for the industry. For the year ended December 31, 2020, the VSI reported that siding units increased 3.8% for the industry. Overall, our Siding segment, including stone, is weighted to the repair and remodeling market with approximately 52% of our net sales being attributed to repair and remodeling with the remaining 48% attributed to the new construction market. Historically, we evaluate our net sales performance within the Windows segment by evaluating our net sales for the new construction market and the repair and remodeling market. Overall, our Windows segment is relatively balanced with approximately 50% of our net sales attributed to new construction with the remaining 50% attributed to the repair and remodeling market.

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
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. Following a significant downturn in 2008 and 2009, the current recovery of low-rise construction has been uneven and slow. The COVID-19 pandemic interrupted some signs of steady growth in recent years. We believe that the nonresidential construction industry will return to mid-cycle levels of activity over the next several years.
The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by Dodge Data & Analytics, Inc. (“Dodge”):

Dodge Data & Analytics Nonresidential Construction Activity
Square Feet (in millions)
2000
1750
1500
1250
1000
750
500
1968
1971
1974
1977
1980
1983
1986
1989
1992
1995
1998
2001
2004
2007
2010
2013
2016
2019

Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge, low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, contracted approximately 17% in 2020 as compared to 2019, while our volumes declined approximately 14%, primarily caused by lower demand because of the COVID-19 pandemic. Products within our addressable market grew at a rate slower than other alternative products within the low-rise nonresidential market.
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

RESULTS OF OPERATIONS
This section of the Form 10-K generally discusses fiscal 2020 and fiscal 2019 items and year-over-year comparisons between fiscal 2020 and fiscal 2019. Discussions of fiscal 2018 items and year-over-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Cornerstone’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Fiscal Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019	$ change	% change
Net sales	$4,617,369	$4,889,747	$(272,378)	(5.6)%
Gross profit	1,050,320	1,088,419	(38,099)	(3.5)%
% of net sales	22.7%	22.3%
Selling, general and administrative expenses	579,200	627,861	(48,661)	(7.8)%
% of net sales	12.5%	12.8%
Restructuring and impairment charges, net	34,120	18,060	16,060	88.9%
Strategic development and acquisition related costs	19,341	50,185	(30,844)	(61.5)%
Interest expense	213,610	229,262	(15,652)	(6.8)%
Net income (loss)	(482,778)	(15,390)	(467,388)	3,037.0%
Net sales - Consolidated net sales for the year ended December 31, 2020 decreased by approximately 5.6%, as compared to the year ended December 31, 2019. The decrease was primarily due to lower market demand across all segments as a result of the COVID-19 pandemic.
Gross profit % of net sales - The Company’s gross profit percentage was 22.7% for the year ended December 31, 2020, which was a 40 basis point improvement over the year ended December 31, 2019. Our disciplined focus on price leadership, aligning variable costs with volume, and structurally reducing fixed costs as a result of our culture of operational excellence coupled with lower raw material costs, primarily metal input costs, drove the improved gross profit as a percentage of net sales results.
Selling, general, and administrative expenses decreased 7.8% during the year ended December 31, 2020, compared to the year ended December 31, 2019. Effective management of near-term costs coupled with structural cost savings initiatives drove the lower selling, general, and administrative expenses at December 31, 2020 as compared to December 31, 2019.
Restructuring and impairment charges, net increased $16.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to severance costs as part of our ongoing efforts to rationalize operational and organizational structures and actions taken in response to the COVID-19 pandemic.
Strategic development and acquisition related costs decreased $30.8 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019 as our merger-related activities have decreased.
Interest expense decreased $15.7 million or 6.8% in 2020, primarily as a result of declining interest rates in fiscal 2020, which impacted the Current Term Loan Facility.
Consolidated provision (benefit) for income taxes was an expense of $5.6 million for the year ended December 31, 2020 compared to an expense of $4.8 million for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 was 1.2% compared to 45.0% for the year ended December 31, 2019. The change in the effective tax rate was primarily driven by the continuing effects associated with the enactment of the CARES Act and the impact associated with the goodwill impairment recorded during the year ended December 31, 2020.
Net Income (loss) - Net loss was $482.8 million or $3.84 per diluted share, including a non-cash, pre-tax goodwill impairment accounting adjustment of $503.2 million. Effective execution of our priorities, which include maintaining cost discipline, strengthening price leadership, driving operational excellence and investing in growth opportunities delivered improved profitability in 2020 when excluding the impact of the goodwill impairment charge.
Segment Results of Operations
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by the different industry sectors they serve. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. We report all other business activities in Corporate and unallocated costs. Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses, restructuring charges, acquisition costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other income (expense).
One of the primary measurements used by management to measure the financial performance of each segment is Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; strategic development and acquisition related costs; non-cash charges of purchase price allocated to inventories; goodwill impairment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; and other items.
The presentation below includes a reconciliation of the changes to the results in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone, Environmental Stoneworks and Kleary. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Environmental Stoneworks and Kleary acquisitions or any integration costs. Pro forma balances are not necessarily indicative of operating results had the Environmental Stoneworks and Kleary acquisitions occurred on January 1, 2019 or of future results.
See Note 20 — Segment Information in the notes to the consolidated financial statements for more information on our segments.
NON-GAAP FINANCIAL MEASURES
Set forth below are certain “non-GAAP financial measures” as defined under the Exchange Act and in accordance with Regulation G. Management believes the use of such non-GAAP financial measures assists investors in understanding the ongoing operating performance of the Company by presenting the financial results between periods on a more comparable basis. Such non-GAAP financial measures should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. We have included reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and provided in accordance with U.S. GAAP.
The following tables presents a comparison of net sales as reported to pro-forma net sales for Cornerstone as if the Environmental Stoneworks and Kleary acquisitions had occurred on January 1, 2019:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Reported	Acquisitions (1)	Pro Forma	Reported	Acquisitions (2)	Pro Forma
Net Sales
Windows	$1,889,625	$—	$1,889,625	$1,930,447	$—	$1,930,447
Siding	1,141,946	8,358	1,150,304	1,111,407	59,464	1,170,871
Commercial	1,585,798	—	1,585,798	1,847,893	—	1,847,893
Total Net Sales	$4,617,369	$8,358	$4,625,727	$4,889,747	$59,464	$4,949,211

(1)Acquisitions reflect the estimated impact for Kleary.
(2)Acquisitions reflect the estimated impact for Environmental Stoneworks and Kleary.

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019
Operating income (loss), GAAP	$(266,506)	$214,736
Restructuring and impairment charges, net	34,277	18,060
Strategic development and acquisition related costs	19,341	50,185
Goodwill impairment	503,171	—
Depreciation and amortization	284,602	263,764
Other (1)	31,919	36,812
Adjusted EBITDA	606,804	583,557

Impact of Environmental Stoneworks and Kleary acquisitions(2)	1,869	9,626
Pro forma Adjusted EBITDA	$608,673	$593,183
Pro forma Adjusted EBITDA as a % of pro forma net sales	13.2%	12.0%
(1)Primarily consists of $17.1 million and $14.1 million of share based compensation expense for the years ended December 31, 2020 and 2019, respectively, $12.5 million of COVID-19 related costs for year ended December 31, 2020 and $16.2 million of a non-cash charge of purchase price allocated to inventories for the year ended December 31, 2019.
(2)Reflects the Adjusted EBITDA of Environmental Stoneworks for the period January 1, 2019 to the acquisition date of February 20, 2019 and Kleary for the period January 1, 2019 to the acquisition date of March 2, 2020.
Operating income (loss) for the year ended December 31, 2020 decreased to a $266.5 million loss as compared to operating income of $214.7 million in the year ended December 31, 2019 primarily as a result of a goodwill impairment of $503.2 million.
Pro forma Adjusted EBITDA for 2020 was $608.7 million or 13.2% of pro forma net sales, an improvement of 2.6% or 120 basis points from the same pro forma period a year ago. The improvement was due to effective near-term expense management, structural cost reductions, and price/mix, net of inflation partially offset by the impacts from lower demand and shift in product mix as a result of the COVID-19 pandemic. These results represent the seventh consecutive year over year Adjusted EBITDA margin expansion and record level of earnings for the Company.

Windows

	Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019
Net sales	$1,889,625	$1,930,447

Operating income (loss), GAAP	$(223,646)	$92,538
Restructuring and impairment charges, net	7,499	1,865
Strategic development and acquisition related costs	16	19,947
Goodwill impairment	320,990	—
Depreciation and amortization	121,519	94,737
Other	7,338	2,604
Adjusted EBITDA	$233,716	$211,691
Adjusted EBITDA as a % of net sales	12.4%	11.0%

Net sales for the year ended December 31, 2020 were 2.1% lower compared to the year ended December 31, 2019 due to the lower demand from the market impacts of the COVID-19 pandemic more than offsetting favorable price/mix implemented at the beginning of the year. While our business was deemed an essential activity, delays in construction activity driven by temporary closures of non-life sustaining businesses and stay-at-home orders occurred.
Operating income (loss) for the year ended December 31, 2020 decreased to a $223.6 million loss as compared to operating income of $92.5 million in the year ended December 31, 2019 primarily due to a goodwill impairment of $321.0 million in the year ended December 31, 2020.
Adjusted EBITDA was $233.7 million or 12.4% as a percent of net sales, a 140 basis point improvement over the year ended December 31, 2019. The Windows segment has delivered seven consecutive quarters of year over year Adjusted EBITDA margin expansion. Margin expansion over prior year was a result of the quick and effective management of price and mix, near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic.

Siding

	Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019
Net sales	$1,141,946	$1,111,407
Impact of Environmental Stoneworks and Kleary acquisitions(1)	8,358	59,464
Pro forma net sales	1,150,304	1,170,871

Operating income (loss), GAAP	$(61,930)	$66,273
Restructuring and impairment charges, net	2,966	8,761
Strategic development and acquisition related costs	10,158	—
Goodwill impairment	176,774	—
Depreciation and amortization	113,737	121,004
Other	(523)	15,578
Adjusted EBITDA	241,182	211,616

Impact of Environmental Stoneworks and Kleary acquisitions(1)	1,869	9,626
Pro forma Adjusted EBITDA	$243,051	$221,242
Adjusted EBITDA as a % of net sales	21.1%	19.0%
Pro forma Adjusted EBITDA as a % of pro forma net sales	21.1%	18.9%

(1)Reflects the Adjusted EBITDA of Environmental Stoneworks for the period January 1, 2019 to the acquisition date of February 20, 2019 and Kleary for the period January 1, 2019 to the acquisition date of March 2, 2020.
Pro forma net sales for the year ended December 31, 2020 were 1.8% lower compared to the year ended December 31, 2019. During the year ended December 31, 2020, delays in construction activity driven by temporary closures of non-life sustaining businesses and stay-at-home orders from the COVID-19 pandemic resulted in lower volume of approximately $20 million.
Operating income (loss) for the year ended December 31, 2020 decreased to a $61.9 million loss as compared to operating income of $66.3 million in the year ended December 31, 2019 primarily due to a goodwill impairment of $176.8 million in the year ended December 31, 2020.
Pro Forma Adjusted EBITDA was $243.1 million or 21.1% as a percent of pro forma net sales, a 220 basis point improvement over the year ended December 31, 2019. Margin expansion over prior year was a result of the quick and effective management of near-term expenses and acceleration of our strategy to improve our highly variable cost structure, despite the challenges in our end-markets caused by the COVID-19 pandemic. Additionally, lower raw material costs were a contributing factor. The Siding segment has delivered seven consecutive quarters of year over year Adjusted EBITDA margin expansion.

Commercial

	Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019
Net Sales	$1,585,798	$1,847,893

Operating income, GAAP	$159,586	$201,073
Restructuring and impairment charges, net	20,270	2,790
Strategic development and acquisition related costs	(262)	10,534
Goodwill impairment	5,407	—
Depreciation and amortization	45,213	44,550
Other	4,346	3,389
Adjusted EBITDA	$234,560	$262,336
Adjusted EBITDA as a % of net sales	14.8%	14.2%

Net sales for the year ended December 31, 2020 were 14.2% lower compared to the year ended December 31, 2019 due to 8.7% lower demand from delayed construction activity from the COVID-19 pandemic and 5.5% lower price/mix from the impact of declining raw material costs on price and shift in product mix. We have a broad and diversified set of product offerings that serve low rise non-residential applications, but demand for higher margin products weakened as customer capital spending was affected by the uncertainties related to the COVID-19 pandemic.
Operating income of $159.6 million was 20.6% lower as compared to $201.1 million in the year ended December 31, 2019 primarily due to the impacts of the COVID-19 pandemic discussed above.
Adjusted EBITDA was $234.6 million or 14.8% as a percent of net sales, a 60 basis point improvement over the year ended December 31, 2019. The Commercial segment has delivered seven consecutive quarters of year over year Adjusted EBITDA margin expansion. Lower volumes and unfavorable shifts in product mix of approximately $26 million were more than offset by successful execution of cost reduction initiatives, facility rationalizations, organizational simplification and near-term expense control. Additionally, effective management of price impacts from declining steel costs resulted in a minor impact to the Company.
Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019
Statement of operations data:
SG&A expenses	$(131,087)	$(125,281)
Acquisition related expenses	(9,429)	(19,867)
Operating loss	$(140,516)	$(145,148)

Unallocated (Corporate expenses) operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the year ended December 31, 2020 decreased by $4.6 million or 3.2% compared to the year ended December 31, 2019. The change in the period is due primarily to reductions in management incentive cost and workforce as well as management of near-term expenses, such as various professional fees as we managed the uncertainties of the COVID-19 pandemic. Unallocated operating loss includes $17.1 million and $14.1 million of share-based compensation expense for the years ended December 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal source of funds is cash generated from operations, supplemented by borrowings against our asset-based lending and revolving credit facility. Our cash, cash equivalents and restricted cash increased from $102.3 million as of December 31, 2019 to $680.5 million as of December 31, 2020. The following table summarizes our consolidated cash flows for fiscal 2020 and 2019 (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$308,417	$229,608
Net cash used in investing activities	(120,123)	(294,758)
Net cash provided by financing activities	389,655	17,540
Effect of exchange rate changes on cash and cash equivalents	222	2,310
Net increase (decrease) in cash, cash equivalents and restricted cash	578,171	(45,300)
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$680,478	$102,307
Operating Activities
The Company generated strong cash flow in 2020, with cash flow from operations of $308.4 million, a cash generation improvement of $78.8 million over 2019. The improvement was primarily driven by lower cash interest expenses, net cash tax benefits from the CARES Act and other COVID-19 related government stimulus programs, and changes in accrued expenses offset by investment in working capital to support growing demand.
The following table shows the impact of working capital items on cash during 2020 and 2019, respectively (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	$ Change
Net cash (used in) provided by:
Accounts receivable	$(61,976)	$(38,242)	$(23,734)
Inventories	7,927	91,822	(83,895)
Accounts payable	4,663	(21,141)	25,804
Net cash (used in) provided by working capital items	$(49,386)	$32,439	$(81,825)

The use of cash for working capital between fiscal years was due to inventories and accounts receivable, partially offset by accounts payable. The decrease in cash provided by accounts receivable and inventory was primarily driven by the rapid recovery in residential end-markets from the COVID-19 pandemic in the second half of the year. Refer to the Consolidated Statements of Cash Flows in the Consolidated Financial Statements for additional information.
Investing Activities
Cash used in investing activities was $120.1 million during fiscal 2020 compared to $294.8 million used during fiscal 2019. During fiscal 2020, we paid approximately $41.8 million (net of cash acquired) for the acquisition of Kleary and we used $81.9 million for capital expenditures. During fiscal 2019, we paid approximately $179.2 million, net of cash acquired, for the acquisition of Environmental Stoneworks. and we used $121.1 million for capital expenditures.
Financing Activities
Cash provided by financing activities was $389.7 million in fiscal 2020 compared to $17.5 million provided by financing activities in fiscal 2019. During fiscal 2020, we issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029, borrowed $40.0 million on our Current ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Current ABL Facility, repaid all outstanding balances on our Current ABL Facility, and borrowed and repaid $115.0 million on our Current Cash Flow Revolver. Proceeds from the offering of the 6.125% Senior Notes were used to pay down the Current ABL Facility and Current Cash Flow Revolver balances. Additionally, during fiscal 2020, we paid quarterly installments totaling $25.6 million on the Current Term Loan Facility, used $1.6 million for the purchases of shares that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation and used $6.4 million to repurchase shares of our outstanding common stock under our stock repurchase programs.
During fiscal 2019, we borrowed $200.0 million to finance the ESW Acquisition and repaid $130.0 million of that amount, paid $25.6 million on quarterly installments on our Current Term Loan Facility, made a $24.9 million payment on the tax receivable agreement and used $1.9 million for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units.
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
At December 31, 2020 and 2019, the CD&R Investor Group owned approximately 49.4% and 49.1%, respectively, of the outstanding shares of our Common Stock.
Debt
Below is a reconciliation of the Company's net debt (in thousands). Management considers net debt to be more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

	Fiscal Year Ended
	December 31, 2020	December 31, 2019
Asset-based revolving credit facility due April 2023	$—	$70,000
Term loan facility due April 2025	2,497,967	2,523,587
Cash flow revolver due April 2023	—	—
8.00% senior notes due April 2026	645,000	645,000
6.125% senior notes due January 2029	500,000	—
Total Debt	3,642,967	3,238,587
Less: cash and cash equivalents	674,255	98,386
Net Debt	$2,968,712	$3,140,201
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
The Current ABL Credit Agreement provides for the Current ABL Facility, which allows aggregate maximum borrowings by the ABL borrowers of up to $611.0 million. As set forth in the Current ABL Credit Agreement, extensions of credit under the Current ABL Facility are subject to a monthly borrowing base calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments. Availability under the Current ABL Facility will be reduced by issuance of letters of credit as well as any borrowings outstanding thereunder.
As of December 31, 2020, we had an aggregate principal amount of $3,643.0 million of outstanding indebtedness, comprising of $2,498.0 million of borrowings under our Current Term Loan Facility, $645.0 million of 8.00% Senior Notes outstanding and $500.0 million of 6.125% Senior Notes outstanding. Our excess availability under the Current ABL Facility was $528.2 million as of December 31, 2020. In addition, standby letters of credit related to certain insurance policies totaling approximately $35.4 million were outstanding but undrawn under the ABL Facility.
For additional information, see Note 12 — Long-Term Debt in the notes to the consolidated financial statements.

Additional Liquidity Considerations
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. The following table summarizes key liquidity measures under the Current ABL Credit Agreement and the Current Cash Flow Credit Agreement in effect as of December 31, 2020 and December 31, 2019 (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019
Asset-based revolving credit facility due April 2023	$611,000	$611,000
Eligible borrowing base	568,000	531,000
Less: borrowings	—	70,000
Less: LCs outstanding and priority payables	40,000	35,000
Net ABL availability	528,000	426,000

Plus: Cash flow revolver due April 2023	115,000	115,000
Plus: cash and cash equivalents	674,255	98,386
Total Liquidity	$1,317,255	$639,386

We expect to contribute $3.2 million to the defined benefit plans and $0.7 million to postretirement medical and life insurance plans in fiscal 2021.
We expect that cash generated from operations and our availability under the ABL Credit Facility and Current Cash Flow Revolver will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2021 and expansion when needed. The Company expects total capital expenditures to be approximately 2.5% of net sales during fiscal 2021.
Our corporate strategy evaluates potential acquisitions that would provide additional synergies in our Windows, Siding and Commercial segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On October 10, 2017 and March 7, 2018, we announced that our Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of our outstanding Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, we are authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs. During fiscal 2020, we repurchased 1.1 million shares for $6.4 million under the stock repurchase programs. As of December 31, 2020, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of share-based compensation.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020, we were not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt(1)	$3,642,967	$25,600	$51,200	$51,200	$3,514,967
Interest payments on debt(2)	1,042,964	179,368	355,738	351,740	156,118
Operating leases	319,363	84,927	111,737	58,105	64,594
Projected pension obligations(3)	68,053	7,246	14,384	13,904	32,519
Purchase obligations(4)	24,409	24,213	196	—	—
Total contractual obligations	$5,097,756	$321,354	$533,255	$474,949	$3,768,198
(1)Reflects amounts outstanding under the Current Term Loan Facility, the 8.00% Senior Notes and the 6.125% Senior Notes, and excludes any amounts potentially due under the excess cash flow provisions within the Current Term Loan Facility. No amounts were drawn on the Current ABL Facility as of December 31, 2020. See “Liquidity and Capital Resources—Debt” for more information on our indebtedness.
(2)Interest payments were calculated based on rates in effect at December 31, 2020 for variable rate obligations.
(3)Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plans and bond rates. Includes obligations with respect to the Company’s Defined Benefit Plans and the other post-employment benefit (“OPEB”) Plan.
(4)Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction. These obligations are related primarily to inventory purchase contracts.
CONTINGENT LIABILITIES AND COMMITMENTS
Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes IBNR claims. For all insurance carriers, the total standby letters of credit are approximately $35.4 million and $9.0 million at December 31, 2020 and December 31, 2019, respectively.
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
The Company has approximately $1,194.7 million of goodwill as of December 31, 2020, of which approximately $397.0 million pertains to our Windows segment, $654.8 million pertains to our Siding segment, and $142.9 million pertains to our Commercial segment. We perform an annual impairment assessment of goodwill. Additionally, we assess goodwill for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of the reporting units. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends, such as the COVID-19 pandemic.
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
As a result of the decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic, during the first quarter of fiscal 2020, the Company determined that an interim goodwill impairment test was necessary. The Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19 driven economic uncertainty when combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units' carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment charge of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million (fully impaired) for the Metal Coil Coating reporting unit (which is within the Commercial segment).
We completed our annual goodwill impairment test as of October 4, 2020 for each of our reporting units with goodwill. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the quantitative assessment for the goodwill impairment test for our reporting units within each of our operating segments as of October 4, 2020.

A summary of the key assumptions utilized in the goodwill impairment analysis at October 4, 2020, as it relates to the fair values and the sensitivities for these assumptions follows:

	As of October 4, 2020
	Windows	Siding	Engineered Building Systems	Metal Components	Insulated Metal Panels
Assumptions:
Income Approach:
Terminal growth rate	3.5%	3.0%	3.0%	3.0%	3.0%
Discount rate	15.0%	11.5%	14.5%	13.0%	13.0%

Market approach:
Control premiums	0.0%	0.0%	5.0%	5.0%	5.0%

Sensitivities
(in thousands)
Estimated fair value decrease in the event of a 1% decrease in the terminal year growth	$163,900	$69,300	$18,200	$22,300	$25,700
Estimated fair value decrease in the event of a 1% decrease in the discount rate	$244,700	$137,100	$43,600	$36,500	$44,700
Estimated fair value decrease in the event of a 1% decrease in the control premium	n/a	n/a	$3,700	$3,100	$3,800
Overall, we utilize the same key assumptions in preparing the prospective financial information utilized in the discounted cash flow test for the reporting units. However, each reporting unit is impacted differently by industry trends, how market factors are influencing the reporting units’ expected performance, competition, and other unique business factors as mentioned above.

(in thousands)	As of October 4, 2020
Estimated Windows reporting unit fair value increase (decrease) in the event of a 10% increase in the weighting of the market multiples method	$(10,500)
Estimated Siding reporting unit fair value increase (decrease) in the event of a 10% increase in the weighting of the market multiples method	$19,150
Estimated Engineered Building Systems reporting unit fair value increase (decrease) in the event of a 10% increase in the weighting of the market multiples method	$(500)
Estimated Metal Components reporting unit fair value increase (decrease) in the event of a 10% increase in the weighting of the market multiples method	$(900)
Estimated Insulated Metal Panels reporting unit fair value increase (decrease) in the event of a 10% increase in the weighting of the market multiples method	$(6,200)
The Company’s annual goodwill impairment tests performed as of October 4, 2020 indicated no impairment. The Company’s estimate of the fair value of its Windows, Siding, Engineered Building Systems, Metal Components, and Insulated Metal Panels reporting units exceeded their carrying values by approximately 33%, 29%, 192%, 139%, and 41%, respectively.
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
Warranty. The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. The Company’s warranty liabilities are undiscounted and adjusted for inflation based on third party actuarial estimates. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the

Company periodically adjusts these provisions to reflect actual experience. Warranty costs are included within cost of goods sold. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. Separately, upon the sale of a weathertightness warranty in the Commercial segment, the Company records the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities on the consolidated balance sheets depending on when the revenues are expected to be recognized.
Income taxes. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The amount recorded in our consolidated financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the potential utilization of operating and capital loss carry-forwards for federal, state, and foreign income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canadian federal and provincial, Mexican federal, and other jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
As of December 31, 2020, the $56.3 million net operating loss carryforward included $27.6 million for U.S federal losses, $13.3 million for U.S. state losses and $15.4 million for foreign losses. The state net operating loss carryforwards will begin to expire in 2021, if unused, and the foreign loss carryforward will begin to expire in fiscal 2029, if unused. There are limitations on the utilization of certain net operating losses. As of December 31, 2020, the Company also had a federal research and development tax credit carryforward of $4.9 million, which will expire beginning in 2027.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 — Accounting Pronouncements in the notes to the consolidated financial statements for information on recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Windows and Siding Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 11.0% for the fiscal year ended December 31, 2020 as compared to the fiscal year ended December 31, 2019.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended December 31, 2020, material costs (predominantly steel costs) constituted approximately 61% of our Commercial segment cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
With material costs (predominantly steel costs) accounting for approximately 61% of our Commercial segment's cost of sales for fiscal 2020, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $7.3 million for our fiscal year ended December 31, 2020. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Impact of Raw Material Prices
In the ordinary course of business, we are exposed to the volatility of the costs of our raw materials. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing process. Generally, we have been able to pass on price increases to our customers. However, a timing effect can result in raw material spread whereby costs can be over- or under-recovered in certain periods.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At December 31, 2020, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our Term Loan Credit Facility at December 31, 2020 and 2019 was approximately $2,485.5 million and $2,514.9 million, respectively, compared to the face value of $2,498.0 million and $2,523.6 million, respectively. In May 2019, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At December 31, 2020, our cash flow hedge contracts had a fair value liability of $75.8 million and is recorded as a non-current liability as of December 31, 2020 in our consolidated balance sheets.
See Note 12 — Long-Term Debt in the notes to the consolidated financial statements for more information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency remeasurement gains (losses) were $0.2 million, $0.9 million and $(0.1) million for fiscal 2020 and 2019, and the transition period ended December 31, 2018, respectively. For fiscal 2018, the net foreign currency remeasurement gain (loss) was insignificant.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income (loss) for fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, were $1.1 million, $1.2 million, $(0.2) million and $(1.6) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) was $17.3 million, $3.2 million, $(0.1) million and $(4.2) million for fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, respectively.
In December 2020, we entered into forward contracts with a financial institution through December 2021 for $66.0 million at a fixed Canadian dollar rate of 1.2726 to hedge primarily our future inventory purchases in Canada. In the future, we may enter into additional foreign currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the Canadian dollar and/or the Mexican Peso.
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

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	52
Reports of Independent Registered Public Accounting Firms	53
Financial Statements:
Consolidated Statements of Operations for the Years Ended December 31, 2020, December 31, 2019, October 28, 2018, and the Transition Period Ended December 31, 2018	57
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, December 31, 2019, October 28, 2018, and the Transition Period Ended December 31, 2018	58
Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019	59
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, December 31, 2019, October 28, 2018, and the Transition Period Ended December 31, 2018	60
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, December 31, 2019, October 28, 2018, and the Transition Period Ended December 31, 2018	61
Notes to the consolidated financial statements	62

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
Grant Thornton LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cornerstone Building Brands, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 3, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cornerstone Building Brands, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2020 and December 31, 2019 and for the period from October 29, 2018 to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and December 31, 2019 and for the period from October 29, 2018 to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2021 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Analysis
As described in Notes 2 and 6 to the consolidated financial statements, the Company reviews the carrying values of goodwill at the reporting unit level annually and whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If the carrying value of a reporting unit exceeds its fair value a goodwill impairment loss is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. To determine the fair value of its reporting units the Company equally considers both the income and market valuation methodologies. As a result of the decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic in March 2020, the Company determined that an interim goodwill impairment test was necessary as of April 4, 2020. The Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19 driven economic uncertainty, combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. Based on the impairment evaluation performed by the Company, it was determined that the Siding, Windows and Metal Coil Coating reporting units' carrying value each exceeded their fair value and the Company recorded a goodwill impairment charge of approximately $503 million during the three months ended April 4, 2020. The interim impairment test as of April 4, 2020 and the annual impairment test as of October 4, 2020 were significant to our audit given the relative goodwill balance of approximately $1.7 billion (prior to the $503 million impairment) and $1.2 billion, respectively, to the overall consolidated balance sheet. We determined the interim and annual goodwill impairment evaluation is a critical audit matter.
The principal consideration for our determination that the interim and annual goodwill impairment evaluation is a critical audit matter is that there is significant judgment required in estimating the fair value of the Siding, Windows, Insulated Metal Panels and Metal Coil Coating reporting units with which goodwill is associated. The Company’s fair value estimates were sensitive to key assumptions including projected revenue growth rates, earnings, cash flows, discount rates used in the income approach and the market multiples (including the guideline public companies selected) and the evaluation of the appropriateness of the control premium in the market capitalization reconciliation. Changes to these assumptions can have a significant impact on the fair value of each reporting unit.
Our audit procedures related to the goodwill impairment evaluation included the following, among others:
•We evaluated the Company’s assessment of potential impairment triggering events on a quarterly basis and determination that a goodwill impairment evaluation was required for the first quarter ended April 4, 2020.
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the interim and annual goodwill impairment calculations, including the determination of fair value of each reporting unit.
•We evaluated management’s ability to accurately forecast revenue growth rates, earnings and cash flows by comparing actual results to management’s historical forecasts, industry forecasts and Company specific expectations.
•We utilized our valuation specialists in evaluating the Company’s methodologies and assessing the appropriateness of the discount rate, market multiples (including the guideline public companies selected) and control premiums.
Warranty Liability
As described in Notes 2 and 11 to the consolidated financial statements, within the Windows and Siding segment the Company sells a number of products with warranties that do not have to be separately purchased by the customer. The specific terms and conditions of these warranties vary depending on the product sold. As these products are sold, the Company establishes a warranty liability for the cost of estimated warranty claims. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. We identified the calculation of these warranty liabilities as a critical audit matter.
The principal considerations for our determination that the calculation of these warranty liabilities are a critical audit matter is because of the specialized skills necessary to evaluate the Company’s actuarial models and judgments required to assess the underlying assumptions made by the Company. Key assumptions underlying the Company’s actuarial estimates include: paid loss development factors, exposure and loss trend factors, selected pure premiums, inflation adjustments and margin adjustments to account for the possibility that actual experience losses can be greater than the expected unpaid liability estimate.
Our audit procedures related to warranty liabilities included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the warranty liability calculations that ensure management reviewed the actuarial analysis, related calculations and key assumptions.
•We utilized our actuarial specialists to evaluate the actuarial methodology used and in testing the paid loss development factors, exposure and loss trend factors, selected pure premiums, inflation adjustments and margin adjustments.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Raleigh, North Carolina
March 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cornerstone Building Brands, Inc. (formerly named NCI Building Systems, Inc.)

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of Cornerstone Building Brands, Inc. (formerly named NCI Building Systems, Inc. (the “Company”)) for the year ended October 28, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended October 28, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1991 to 2019.

Houston, Texas
December 19, 2018, except with respect to the effects of the change in the composition of reportable segments, change in the income statement presentation of service cost and other components for defined benefit pension and other postretirement benefit plans, and change in presentation of restricted cash in the statement of cash flows as to which the date is February 19, 2019

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Sales	$4,617,369	$4,889,747	$2,000,577	$559,870
Cost of sales	3,567,049	3,801,328	1,537,895	475,780
Gross profit	1,050,320	1,088,419	462,682	84,090
Selling, general and administrative expenses	579,200	627,861	307,106	95,783
Intangible asset amortization	180,994	177,577	9,648	20,132
Restructuring and impairment charges, net	34,120	18,060	1,912	1,253
Strategic development and acquisition related costs	19,341	50,185	17,164	29,094
Goodwill impairment	503,171	—	—	—
Loss on disposition of business	—	—	5,673	1,244
Gain on insurance recovery	—	—	(4,741)	—
Income (loss) from operations	(266,506)	214,736	125,920	(63,416)
Interest income	1,364	674	140	68
Interest expense	(213,610)	(229,262)	(21,808)	(28,556)
Foreign exchange gain (loss)	1,068	2,054	(244)	(1,713)
Loss on extinguishment of debt	—	—	(21,875)	(3,284)
Other income, net	469	1,183	962	44
Income (loss) before income taxes	(477,215)	(10,615)	83,095	(96,857)
Provision (benefit) for income taxes	5,563	4,775	19,989	(20,667)
Net income (loss)	$(482,778)	$(15,390)	$63,106	$(76,190)
Net income allocated to participating securities	—	—	(412)	—
Net income (loss) applicable to common shares	$(482,778)	$(15,390)	$62,694	$(76,190)

Income (loss) per common share:
Basic	$(3.84)	$(0.12)	$0.95	$(0.71)
Diluted	$(3.84)	$(0.12)	$0.94	$(0.71)

Weighted average number of common shares outstanding:
Basic	125,562	125,576	66,260	107,813
Diluted	125,562	125,576	66,362	107,813
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Comprehensive income (loss):
Net income (loss)	$(482,778)	$(15,390)	$63,106	$(76,190)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	17,254	3,211	(93)	(4,212)
Unrealized loss on derivative instruments, net of income tax of $10,985, $7,176, $0 and $0, respectively	(35,281)	(22,812)	—	(549)
Unrecognized actuarial gains (losses) on pension obligation, net of income tax of $231, $513, $(322) and $138, respectively	(1,092)	(1,984)	916	656
Other comprehensive income (loss)	(19,119)	(21,585)	823	(4,105)
Comprehensive income (loss)	$(501,897)	$(36,975)	$63,929	$(80,295)
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$674,255	$98,386
Restricted cash	6,223	3,921
Accounts receivable, net	554,649	491,740
Inventories, net	431,937	439,194
Income taxes receivable	39,379	48,466
Investments in debt and equity securities, at market	2,333	3,776
Prepaid expenses and other	77,751	78,516
Assets held for sale	4,644	1,750
Total current assets	1,791,171	1,165,749
Property, plant and equipment, net	631,821	652,841
Lease right-of-use assets	264,107	316,155
Goodwill	1,194,729	1,669,594
Intangible assets, net	1,584,604	1,740,700
Deferred income taxes	1,867	7,510
Other assets, net	10,191	11,797
Total assets	$5,478,490	$5,564,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$25,600
Accounts payable	211,441	205,629
Accrued compensation and benefits	81,548	92,130
Accrued interest	25,485	19,070
Accrued income taxes	5,060	—
Current portion of lease liabilities	70,125	72,428
Other accrued expenses	247,893	233,687
Total current liabilities	667,152	648,544
Long-term debt	3,563,429	3,156,924
Deferred income taxes	269,792	291,987
Long-term lease liabilities	198,875	243,780
Other long-term liabilities	337,437	287,793
Total long-term liabilities	4,369,533	3,980,484
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 125,425,931 and 126,110,000 shares issued at December 31, 2020 and 2019, respectively; and 125,400,599 and 126,054,487 shares outstanding at December 31, 2020 and 2019, respectively	1,255	1,261
Additional paid-in capital	1,257,262	1,248,787
Accumulated deficit	(764,685)	(281,229)
Accumulated other comprehensive loss, net	(51,517)	(32,398)
Treasury stock, at cost; 25,332 and 55,513 shares at December 31, 2020 and 2019, respectively	(510)	(1,103)
Total stockholders’ equity	441,805	935,318
Total liabilities and stockholders’ equity	$5,478,490	$5,564,346
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
(In thousands)	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Cash flows from operating activities:
Net income (loss)	$(482,778)	$(15,390)	$63,106	$(76,190)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	284,602	263,764	42,325	30,936
Non-cash interest expense	9,589	8,504	1,501	1,472
Loss on extinguishment of debt	—	—	21,875	3,284
Share-based compensation expense	17,056	14,078	11,638	4,457
Loss on disposition of business, net	—	—	5,092	—
Gain on insurance recovery	—	—	(4,741)	—
Non-cash fair value premium on purchased inventory	—	16,249	—	21,617
Goodwill impairment	503,171	—	—	—
Asset impairment	4,905	—	—	—
Losses (gains) on asset sales, net	(1,252)	321	(502)	—
Provision for doubtful accounts	5,390	2,035	(491)	(786)
Deferred income taxes	(4,319)	(6,085)	(889)	(21,719)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(61,976)	(38,242)	(35,397)	141,668
Inventories	7,927	91,822	(58,534)	98
Income taxes	14,146	(32,719)	2,605	(11,107)
Prepaid expenses and other	3,415	(10,279)	(5,479)	18,749
Accounts payable	4,663	(21,141)	24,465	(88,493)
Accrued expenses	8,276	(40,403)	16,284	(13,963)
Other, net	(4,398)	(2,906)	(395)	1,076
Net cash provided by operating activities	308,417	229,608	82,463	11,099
Cash flows from investing activities:
Acquisitions, net of cash acquired	(41,841)	(179,184)	—	87,078
Capital expenditures	(81,851)	(121,085)	(47,827)	(13,586)
Proceeds from sale of property, plant and equipment	3,569	5,511	6,338	—
Business disposition, net	—	—	(1,426)	—
Proceeds from insurance	—	—	4,741	—
Net cash provided by (used in) investing activities	(120,123)	(294,758)	(38,174)	73,492
Cash flows from financing activities:
Proceeds from stock options exercised	—	—	1,279	—
Proceeds from ABL facility	345,000	290,000	100,000	—
Payments on ABL facility	(415,000)	(220,000)	(100,000)	(325,000)
Proceeds from cash flow revolver	115,000	—	—	—
Payments on cash flow revolver	(115,000)	—	—	—
Proceeds from term loan	—	—	415,000	802,987
Payments on term loan	(25,620)	(25,620)	(146,221)	(419,330)
Proceeds from senior notes	500,000	—	—	—
Payments on senior notes	—	—	(265,470)	—
Payments on note payable	—	—	(1,742)	(497)
Payments of financing costs	(6,731)	—	(6,546)	(17,217)
Payments related to tax withholding for share-based compensation	(1,566)	(1,934)	(5,068)	(4,128)
Purchases of treasury stock	(6,428)	—	(46,705)	—
Payment of debt extinguishment costs	—	—	—	(919)
Cash paid for settlement of appraisal shares	—	—	—	(3,531)
Payments on tax receivable agreement	—	(24,906)	—	(22,504)
Payments on contingent consideration	—	—	—	(700)
Net cash provided by (used in) financing activities	389,655	17,540	(55,473)	9,161
Effect of exchange rate changes on cash and cash equivalents	222	2,310	(93)	(662)
Net increase (decrease) in cash, cash equivalents and restricted cash	578,171	(45,300)	(11,277)	93,090
Cash, cash equivalents and restricted cash at beginning of period	102,307	147,607	65,794	54,517
Cash, cash equivalents and restricted cash at end of period	$680,478	$102,307	$54,517	$147,607
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$196,770	$240,063	$24,841	$4,147
Taxes paid (refunded), net (excluding tax receivable agreement payments)	$(3,316)	$51,001	$5,972	$2,488
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock			Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares		Amount				Shares	Amount
Balance, October 29, 2017	68,677,684		$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—		—	—	—	—	(2,938,974)	(51,773)	(51,773)
Retirement of treasury shares	(2,938,974)		(29)	(51,743)	—	—	2,938,974	51,772	—
Issuance of restricted stock	410,520		4	(4)	—	—	181,439	—	—
Stock options exercised	115,424		1	1,278	—	—	—	—	1,279
Foreign exchange translation losses and other, net of taxes	—		—	(55)	—	(93)	—	—	(148)
Deferred compensation obligation	—		—	(954)	—	—	48,876	954	—
Unrecognized actuarial gains on pension obligations	—		—	—	—	916	—	—	916
Cumulative effect of accounting change	—		—	1,351	(1,351)	—	—	—	—
Share-based compensation	—		—	11,638	—	—	—	—	11,638
Net income	—		—	—	63,106	—	—	—	63,106
Balance, October 28, 2018	66,264,654	66264654	$663	$523,788	$(186,291)	$(6,708)	(60,813)	$(1,187)	$330,265
Treasury stock purchases	—		—	—	—	—	(347,040)	(4,128)	(4,128)
Retirement of treasury shares	(296,954)		(3)	(3,634)	—	—	296,954	3,637	—
Issuance of restricted stock	977,226		10	(10)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	58,638,233		586	712,455	—	—	—	—	713,041
Other comprehensive loss	—		—	—	—	(4,105)	—	—	(4,105)
Share-based compensation	—		—	4,457	—	—	—	—	4,457
Cumulative effect of accounting change	—		—	—	(3,358)	—	—	—	(3,358)
Net loss	—		—	—	(76,190)	—	—	—	(76,190)
Balance, December 31, 2018	125,583,159		$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—		—	—	—	—	(256,857)	(1,934)	(1,934)
Retirement of treasury shares	(306,531)		(3)	(2,420)	—	—	306,531	2,423	—
Issuance of restricted stock	819,641		8	(8)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	13,731		—	167	—	—	—	—	167
Other comprehensive loss	—		—	—	—	(21,585)	—	—	(21,585)
Deferred compensation obligation	—		—	(86)	—	—	5,712	86	—
Share-based compensation	—		—	14,078	—	—	—	—	14,078
Net loss	—		—	—	(15,390)	—	—	—	(15,390)
Balance, December 31, 2019	126,110,000		$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—		—	—	—	—	(1,298,253)	(7,994)	(7,994)
Retirement of treasury shares	(1,298,665)		(13)	(7,982)	—	—	1,298,665	7,995	—
Issuance of restricted stock	614,596		6	(6)	—	—	—	—	—
Other comprehensive loss	—		—	—	—	(19,119)	—	—	(19,119)
Deferred compensation obligation	—		1	(593)	—	—	29,769	592	—
Share-based compensation	—		—	17,056	—	—	—	—	17,056
Cumulative effect of accounting change	—		—	—	(678)	—	—	—	(678)
Net loss	—		—	—	(482,778)	—	—	—	(482,778)
Balance, December 31, 2020	125,425,931		$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
See accompanying notes to the consolidated financial statements.

 CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business
Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “NCI”, “we,” “us” or “our”) is the largest manufacturer of external building products for residential and low-rise non-residential buildings in North America. Headquartered in Cary, North Carolina, the Company serves residential and commercial customers across new construction and the repair and remodel markets. The Company reports results under three reportable segments: Windows, Siding, and Commercial.
Basis of Presentation
Our consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.
Reporting Periods
On November 16, 2018, the Company’s Board of Directors approved a change to the Company’s fiscal year end from a 52/53 week year with the Company’s fiscal year end on the Sunday closest to October 31 to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger (as defined below) to align the Company’s fiscal year end with Ply Gem’s (as defined below). As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from October 29, 2018 to December 31, 2018, which period is referred to herein as the “Transition Period”. The financial statements contained herein are being filed as part of an Annual Report on Form 10-K for the period from January 1, 2020 through December 31, 2020. The results of operations for the calendar year ended December 31, 2019 and 52-week year ended October 28, 2018 are presented herein as the comparable periods to the calendar year ended December 31, 2020. The Company did not recast the consolidated financial statements for the period from January 1, 2018 through December 31, 2018 because the financial reporting processes in place at that time included certain procedures that were completed only on an annual basis. Consequently, to recast this period would have been impractical.
All references herein to "fiscal year 2020" or "fiscal 2020" refer to the calendar year ended December 31, 2020 and all references herein to "fiscal year 2019" or "fiscal 2019" refer to the calendar year ended December 31, 2019. In addition, all references herein to "fiscal year 2018" or "fiscal 2018" refer to the 52-week year ended October 28, 2018.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, provisions for bad debts and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, general liability insurance, warranties and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Given the uncertain economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ materially from these estimates.
(b) Cash and Cash Equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, money market instruments, certificates of deposit and commercial paper. The Company’s policy allows it to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”) that invest exclusively in high quality money market instruments. As of December 31, 2020, the Company’s cash and cash equivalents were only invested in cash.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$674,255	$98,386
Restricted cash(1)	6,223	3,921
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$680,478	$102,307
(1)Restricted cash primarily relates to escrow balances held for an outstanding earn-out agreement and working capital and other indemnification agreements.
(c) Accounts Receivable and Related Allowance. The Company reports accounts receivable net of the allowance for expected credit losses. Trade accounts receivable are the result of sales of vinyl windows, aluminum windows, vinyl siding, metal siding, injection molded products, metal building products, insulated metal panels, metal coating, and other products and services to customers throughout the United States and Canada and affiliated territories, including international builders who resell to end users. Sales are primarily denominated in U.S. dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process and we require payment prior to shipment for certain international shipments.
The Company establishes provision for expected credit losses based on the Company's assessment of the collectability of amounts owed to us by our customers. Such provisions are included in selling, general and administrative expenses. In establishing these reserves, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for credit losses reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted and/or any legal action taken by the Company has concluded.
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2020	December 31, 2019	October 29, 2018 - December 31, 2018	October 28, 2018
Ending balance, December 31, 2019	$9,962	$10,270	$6,249	$8,325
Cumulative effect of accounting change(1)	678	—	—	—
Provision for expected credit losses	5,390	2,035	(786)	(491)
Amounts charged against allowance for credit losses, net of recoveries	(3,579)	(2,807)	188	(1,585)
Allowance for credit losses of acquired company at date of acquisition	862	464	4,619	—
Ending balance, December 31, 2020	$13,313	$9,962	$10,270	$6,249

(1)Cumulative effect of accounting change reflects the modified retrospective effect of adopting Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (See Note 3 — Accounting Pronouncements)
(d) Inventories. Inventories are stated at the lower of cost or net realizable value less allowance for inventory obsolescence using the First-In, First-Out Method (“FIFO”).
The components of inventory are as follows (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$241,353	$239,063
Work in process and finished goods	190,584	200,131
	$431,937	$439,194
The following table represents the rollforward of reserve for obsolete materials and supplies activity for the periods indicated (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2020	December 31, 2019	October 29, 2018 - December 31, 2018	October 28, 2018
Beginning balance	$18,712	$19,227	$6,619	$5,205
Provisions	8,015	3,207	1,025	3,069
Dispositions	(4,555)	(4,082)	(490)	(1,655)
Reserve of acquired company at date of acquisition	—	360	12,073	—
Ending balance	$22,172	$18,712	$19,227	$6,619
The principal raw materials used in the Company’s manufacturing processes include PVC resin, glass, aluminum, and steel that we purchase from multiple producers.
(e) Assets Held for Sale. The Company records assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if property is held for sale: (i) management has the authority and commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the property has been initiated; (iv) the sale of the property is probable within one year; (v) the property is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.
In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less costs to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less costs to sell. The total carrying value of assets held for sale is $4.6 million and $1.8 million at December 31, 2020 and 2019, respectively. Assets held for sale at December 31, 2020 are actively marketed for sale or are under contract.
During fiscal 2020 and 2019, the Company sold certain idled facilities in our Commercial segment, along with related equipment, which previously had been classified as held for sale. In connection with the sales of these assets, during fiscal 2020 and 2019, the Company received net cash proceeds of $2.0 million and $5.5 million, respectively, and recognized a net gain (loss) of $1.4 million and $(41.0) thousand, respectively, which is included in restructuring and impairment charges, net, in the consolidated statements of operations. During fiscal 2020, the Company determined an alternative use for a facility in the Commercial segment that had previously been classified as held for sale and reclassified the net book value of $1.7 million to property, plant and equipment. Additionally, during fiscal 2019, the Company acquired a real property asset of $0.8 million, through its executive relocation program which is classified as held for sale as of December 31, 2020. The Company recognized a net loss on this asset of $0.1 million during fiscal 2020.
Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value less costs to sell totaled $0.7 million as of December 31, 2020.
Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analysis. The Company’s assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. The Company determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate.
(f) Property, Plant and Equipment. Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Computer software developed or purchased for internal use is depreciated using the straight-line method over its estimated useful life. Depreciation and amortization are recognized in cost of sales and selling, general and administrative expenses based on the nature and use of the underlying assets.
Depreciation expense for fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018 was $103.5 million, $86.2 million, $32.7 million and $10.8 million, respectively.
Property, plant and equipment consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$26,933	$24,510
Buildings and improvements	279,113	266,094
Machinery and equipment	970,083	918,380
	1,276,129	1,208,984
Less: accumulated depreciation	(644,308)	(556,143)
Total property, plant and equipment, net	$631,821	$652,841
Estimated useful lives for depreciation are:

Buildings and improvements	15	–	39 years
Machinery and equipment	3	–	15 years
The Company capitalizes interest on capital invested in projects in accordance with Accounting Standards Codification (“ASC”) 835, Interest. For fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, the total amount of interest capitalized was $1.1 million, $1.2 million, $0.4 million and $0.1 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.
In June 2016, the Company experienced a fire at a facility in the Commercial segment. During fiscal 2018, the Company received final proceeds under a replacement cost insurance policy of $4.7 million as reimbursement for new assets acquired and recognized a $4.7 million gain on insurance recovery in the consolidated statements of operations.
(g) Internally Developed Software. Internally developed software is stated at cost less accumulated amortization, is included within property, plant and equipment within our consolidated balance sheets, and is depreciated using the straight-line method over its estimated useful life ranging from 3 to 7 years. Software assets are reviewed for impairment when events or circumstances indicate the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, costs of software licenses and internal payroll and payroll related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.
(h) Goodwill and Other Intangible Assets. The Company reviews the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill as required by ASC 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. If the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Unforeseen events, changes in circumstances, market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of the Company’s assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of acquired assets or the strategy for its overall business and significant negative industry or economic trends.
(i) Leases. The Company leases certain manufacturing, warehouse and distribution locations, vehicles and equipment, including fleet vehicles. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of these are real estate agreements in which future increases in rent are based on an index. Lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company accounts for lease and non-lease components as a single lease component for all leases other than leases of durable tooling. The Company excludes leases with an initial term of 12 months or less from the consolidated balance sheets and recognizes related lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
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
Accounting for leases may require judgment, including determining whether a contract contains a lease, the incremental borrowing rates to utilize for leases without a stated implicit rate, the reasonably certain holding period for a leased asset, and the allocation of consideration to lease and non-lease components. Components are separated for leases of durable tooling and the allocation of the lease and non-lease components is based on the Company’s best estimate of standalone price.
(j) Revenue Recognition. The Company enters into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. The Company does not exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. Revenue is generally recognized when the product has shipped from the Company’s facility and control has transferred to the customer. Generally, this criteria is met at the time product is shipped or services are complete. Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product. For certain products, it is industry practice that customers take title to products upon delivery, at which time revenue is then recognized by the Company. For a portion of the Company's business, when the Company processes customer owned material, control is deemed to transfer to the customer as the processing is being completed. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company’s various customers, which are typically earned by the customer over an annual period.
The Company’s revenues are adjusted for variable consideration, which includes customer volume rebates and prompt payment discounts. The Company measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Customer returns are recorded as a reduction to sales on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the sale date and the return date, while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. Measurement of variable consideration is reviewed by management periodically and revenue is adjusted accordingly. The Company does not have significant financing components. The Company recognizes installation revenue, primarily within the stone veneer business, over the period for which the stone is installed, which is typically a very short duration.
Shipping and handling activities performed by the Company are considered activities to fulfill the sales of our products. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales.
In accordance with certain contractual arrangements, the Company receives payment from our customers in advance related to performance obligations that are to be satisfied in the future and recognizes such payments as deferred revenue, primarily related to the Company’s weathertightness warranties (see Warranty accounting policies below).
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
The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Windows Net Sales Disaggregation:
Vinyl windows(1)	$1,763,565	$1,838,796	$—	$181,624
Aluminum windows(1)	74,672	53,622	—	4,700
Other(1)	51,388	38,029	—	4,050
Total	$1,889,625	$1,930,447	$—	$190,374

Siding Net Sales Disaggregation:
Vinyl siding	$523,724	$525,005	$—	$43,142
Metal	255,267	263,018	—	23,104
Injection molded	66,672	66,578	—	5,123
Stone	86,457	92,228	—	2,499
Other products & services(2)	209,826	164,578	—	9,106
Total	$1,141,946	$1,111,407	$—	$82,974

Commercial Net Sales Disaggregation:
Metal building products	$1,107,733	$1,249,757	$1,367,998	$198,483
Insulated metal panels	348,640	441,441	424,762	52,044
Metal coil coating	129,425	156,695	207,817	35,995
Total	$1,585,798	$1,847,893	$2,000,577	$286,522

Total Net Sales:	$4,617,369	$4,889,747	$2,000,577	$559,870
(1)Aluminum windows and other net sales for the fiscal year ended December 31, 2019 includes $29.5 million of net sales previously included in vinyl windows.
(2)Other products & services primarily consist of installation of stone veneer products.
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
(l) Cost of Sales. Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling the Company’s products are also included in cost of sales. Purchasing costs and engineering and drafting costs are included in selling, general and administrative expense.
(m) Warranty. The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. The Company’s warranty liabilities are undiscounted and adjusted for inflation based on third party actuarial estimates. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the Company periodically adjusts these provisions to reflect actual experience. Warranty costs are included within cost of goods sold. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. Separately, upon the sale of a weathertightness warranty in the Commercial segment, the Company records the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities on the consolidated balance sheets depending on when the revenues are expected to be recognized. See Note 11 — Warranty.
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
Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. The Company utilizes either deductibles or self-insurance retentions (“SIR”) to limit the exposure to catastrophic loss. The workers compensation insurance has a $1,000,000 per-occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $500,000 and $500,000, respectively. The general liability insurance has a $1,000,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed the Company’s per-occurrence or aggregate limits set forth in the Company’s respective policies. All claims are adjusted utilizing a third-party claims administrator and insurance carrier claims adjusters.
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
(o) Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $15.1 million, $28.6 million, $9.3 million and $3.1 million in fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, respectively.
(p) Impairment of Long-Lived Assets. The Company assesses impairment of property, plant and equipment at an asset group level in accordance with the provisions of ASC 360, Property, Plant and Equipment. The Company assesses the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable, such as a significant decrease in market value of the asset groups or a significant change in our business conditions. If it is determined that the carrying value of an asset group is not recoverable based on expected undiscounted future cash flows, excluding interest charges, an impairment loss equal to the excess of the carrying amount of the asset group over its fair value is recorded. The fair value of an asset group is determined based on prices of similar assets adjusted for their remaining useful life.
(q) Share-Based Compensation. Compensation expense is recorded for restricted stock awards under the fair value method. Compensation expense for performance stock units (“PSUs”) is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. The Company recorded pre-tax compensation expense relating to restricted stock awards, stock options and performance share unit awards of $17.1 million, $14.1 million, $11.6 million and $4.5 million for fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, respectively. Included in the share-based compensation expense during fiscal 2018 were accelerated awards of $3.6 million due to the retirement of the Company’s former CEO. See Note 8 — Share-Based Compensation.
(r) Foreign Currency Remeasurement and Translation. The functional currency for the Company’s Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive loss, net in stockholders’ equity. The net foreign currency gains (losses) included in net income (loss) for fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, were $1.1 million, $1.2 million, $(0.2) million and $(1.6) million, respectively. Net foreign currency translation adjustments, net of tax, and included in other comprehensive income (loss) were $17.3 million, $3.2 million, $(0.1) million and $(4.2) million for the fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, respectively.
The functional currency for the Company’s Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency remeasurement gains (losses) were $0.2 million, $0.9 million and $(0.1) million for fiscal 2020 and 2019, and the transition period ended December 31, 2018, respectively. For fiscal 2018, the net foreign currency remeasurement gain (loss) was insignificant.
(s) Contingencies. The Company establishes reserves for estimated loss contingencies and unasserted claims when it believes a loss is probable and the amount of the loss can be reasonably estimated. The Company’s contingent liability reserves are related primarily to litigation and environmental matters. Revisions to contingent liability reserves are reflected in income in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon assumptions and estimates regarding the probable outcome of the matter. The Company estimates the probability by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). Should the outcome differ from the assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.
(t) Income taxes. The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The amounts recorded in our consolidated financial statements reflect estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for federal, state, and foreign income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. The Company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canadian federal and provincial, Mexican federal and other jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
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
(u) Acquisitions. The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. Various fair value assumptions are used in the determination of of these estimated fair values, including items such as sales growth rates, cost synergies, discount rates and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. We believe these estimates are based upon reasonable assumptions; however, they are inherently uncertain and unpredictable, and actual results may differ. Estimates associated with the accounting for acquisitions may change during the measurement period, which may be up to one year from the acquisition date. As a result, material adjustments during the measurement period are reflected in the comparative consolidated financial statements in the period in which the adjustment amount is determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded on our consolidated statements of operations. Newly acquired entities are included in our results from the date of their respective acquisitions. See Note 4 — Acquisitions.
3. ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. Effective January 1, 2020, the Company adopted this guidance on a modified retrospective basis, pursuant to which it recorded a $0.7 million adjustment to increase the opening balance of accumulated deficit as of January 1, 2020 for the impact of applying the new standard. The adjustment related to recording an incremental credit loss to the accounts receivable allowance for doubtful accounts at the beginning of the first period in which the accounting standard was effective. Additional credit loss disclosures are included in Note 2 — Summary of Significant Accounting Policies.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements under ASC 820, Fair Value Measurement. Effective January 1, 2020, the Company adopted this guidance. The application of ASU 2018-13 did not have a material effect on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which removes disclosures no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. Effective January 1, 2020, the Company adopted this guidance. The application of ASU 2018-14 did not have a material effect on the consolidated financial statements.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company will be required to adopt this guidance in the annual and interim periods for the fiscal year ending December 31, 2021, with early adoption permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. This guidance was effective as of March 12, 2020 and is only available through December 31, 2022. The Company is evaluating the impact of electing to apply the amendments in this guidance.
Additionally, there were various other accounting standards and interpretations issued that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements going forward.
4. ACQUISITIONS
Kleary Acquisition
On March 2, 2020, the Company acquired 100% of the issued and outstanding shares of the common stock of Kleary Masonry, Inc. (“Kleary”) for total consideration of $40.0 million, exclusive of the $2.0 million working capital adjustment that was finalized during the three months ended July 4, 2020. The transaction was financed with cash on hand and through borrowings under the Company’s asset-based revolving credit facility. Kleary primarily services residential customers with manufactured stone installations and commercial customers with manufactured wall installations in the Sacramento, California area. Kleary’s results are reported within the Siding business segment.
The acquisition of Kleary strengthens the Company’s position as a market leader in stone veneer. The Company accounted for the transaction as an acquisition in accordance with the provisions of ASC 805, Business Combinations, which resulted in a new valuation for the assets and liabilities of Kleary based upon fair values as of the closing date.

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$143
Accounts receivable	7,135
Inventories	670
Prepaid expenses and other current assets	277
Property, plant and equipment	1,042
Lease right of use assets	445
Intangible assets (trade names/customer relationships)	22,350
Goodwill	12,539
Total assets acquired	44,601
Liabilities assumed:
Accounts payable	1,149
Other accrued expenses	1,020
Lease liabilities	339
Other long-term liabilities	109
Total liabilities assumed	2,617
Net assets acquired	$41,984
The $12.5 million of goodwill was allocated to the Siding segment and is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized.
During the year ended December 31, 2020, the Company incurred $10.2 million of acquisition-related costs for Kleary, primarily consisting of a contingent earnout, which are recorded in strategic development and acquisition related costs on the Company’s consolidated statements of operations.
The final acquisition accounting for Kleary remains subject to further adjustments, and the measurement period remained open as of December 31, 2020. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, goodwill, intangibles, accounts payable, accrued expenses, accrued warranties and other liabilities. The Company anticipates completing any acquisition accounting adjustments during the first quarter of fiscal 2021.
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
The Environmental Stoneworks Acquisition, when combined with the Company’s existing stone businesses, positions the Company as a market leader in stone veneer. The Company accounted for the transaction as an acquisition in accordance with the provisions of ASC 805, Business Combinations, which resulted in a new valuation for the assets and liabilities of Environmental Stoneworks based upon fair values as of the closing date.

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
Ply Gem Merger
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem Parent, LLC (“Ply Gem”), and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into NCI, with NCI continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). On November 15, 2018, at a special meeting of NCI shareholders, NCI’s shareholders approved, among other items, the Merger Agreement and the issuance in the Merger of 58,709,067 shares of NCI common stock, par value $0.01 per share (“NCI Common Stock”) in the aggregate, on a pro rata basis, to the holders of all of the equity interests in Ply Gem (the “Stock Issuance”), representing approximately 47% of the total number of shares of NCI Common Stock outstanding following the consummation of the Merger on November 16, 2018 (the “Closing Date”). The total value of shares of NCI Common Stock issued pursuant to the Stock Issuance was approximately $713.9 million based on the number of shares issued multiplied by the NCI Common Stock closing share price of $12.16 on the Closing Date. There are approximately 57,103 shares of NCI Common Stock of the original 58,709,067 that have not yet been issued pending holder identification and have been accrued as purchase consideration within other current liabilities in the consolidated balance sheet at December 31, 2020. For accounting and legal purposes, NCI was the accounting and legal acquirer of Ply Gem as of the Closing Date and Ply Gem’s results have been included within NCI from the Closing Date.
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
Ply Gem strategically fits into NCI’s existing footprint and broadens its service offering to existing and new customers within the building products industry. The Company accounted for the Merger as an acquisition in accordance with the provisions of ASC 805, Business Combinations, which resulted in a new valuation for the assets and liabilities of Ply Gem based upon fair values as of the Closing Date.
In connection with the Merger, on November 16, 2018, NCI assumed (i) the obligations of the company formerly known as Ply Gem Midco, Inc. (“Ply Gem Midco”), a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement (as defined below), (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement (as defined below) and (iii) the obligations of Ply Gem Midco as issuer under the 2018 Indenture (as defined below).
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
On April 12, 2018, Ply Gem Midco issued $645.0 million aggregate principal amount of 8.00% Senior Notes due 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes were issued pursuant to an Indenture, dated as of April 12, 2018 (as supplemented from time to time, the “2018 Indenture”), by and among Ply Gem Midco, as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee. On November 16, 2018, in connection with the consummation of the Merger, the Company entered into a supplemental indenture and assumed the obligations of Ply Gem Midco as issuer under the 2018 Indenture and the 8.00% Senior Notes. The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15.
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
Purchase Price Allocation
The Company’s total purchase consideration in the Merger was equal to $728.9 million and was comprised of the Stock Issuance of $713.9 million and a cash payment of $15.0 million by the Company to settle certain third-party fees and expenses incurred by Ply Gem. The Company determined the fair values of the tangible and intangible assets acquired and the liabilities assumed in the Merger, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows (in thousands):

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
Unaudited Pro Forma Financial Information
During the year ended December 31, 2020, Kleary contributed net sales of $34.8 million and net loss of $(2.4) million which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for Cornerstone, prepared in accordance with ASC 805, for the years ended December 31, 2020 and 2019, and October 28, 2018 as if the Kleary, Environmental Stoneworks and Ply Gem acquisitions had occurred on October 30, 2017 (beginning of the year ended October 28, 2018) (in thousands except for per share data):

	Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018
Net sales	$4,625,727	$4,949,211	$5,113,265
Net income (loss) applicable to common shares	(481,526)	23,422	(177,880)
Net income (loss) per common share:
Basic	$(3.83)	$0.19	$(1.42)
Diluted	$(3.83)	$0.19	$(1.42)
The unaudited supplemental pro forma financial information was prepared based on the historical information of Cornerstone, Ply Gem, Environmental Stoneworks and Kleary. Material pro forma adjustments related to the Environmental Stoneworks and Ply Gem acquisitions include approximately $62.6 million of certain acquisition and compensation costs and $37.9 million of non-cash charges of purchase price allocated to inventories, which were reflected in the pro forma results as if they were incurred on October 30, 2017. Other material pro forma adjustments include adjustments to depreciation and amortization expense and interest expense related to the Environmental Stoneworks and Ply Gem acquisitions.
The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the two acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the Ply Gem, Environmental Stoneworks and Kleary acquisitions occurred on October 30, 2017 or of future results.
5. RESTRUCTURING
The Company developed restructuring plans in the fourth quarter of the fiscal year ended November 1, 2015 (“fiscal 2015”) primarily to improve selling, general and administrative (“SG&A”) and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions, dispositions and restructuring efforts. Under these plans, the Company incurred restructuring charges of $1.5 million, which included a net gain of $1.2 million on the sale of facilities, and $1.3 million during fiscal 2018 and the transition period ended December 31, 2018, respectively, in the Commercial segment. As of December 31, 2018, the Company was substantially complete with the fiscal 2015 restructuring plans initiated by the Company before the Merger.

The Company has various new initiatives and programs in place within its business units to further reduce SG&A, manufacturing costs and to optimize our combined manufacturing footprint. During the year ended December 31, 2020, the Company incurred restructuring charges of $7.5 million, $3.0 million and $20.3 million in the Windows, Siding and Commercial segments, respectively, and $3.5 million in restructuring charges at Corporate headquarters. Restructuring charges incurred to date since inception of the current restructuring initiatives that began in 2019 are $52.3 million. The following table summarizes our restructuring plan costs and charges related to the restructuring plans for the year ended December 31, 2020 and costs incurred to date since inception of the new initiatives and programs (in thousands):

	Year Ended	Cost Incurred To Date (since inception)
	December 31, 2020
Severance	$26,573	$36,231
Asset impairments	4,905	7,868
Gain on sale of facilities, net	(1,362)	(1,298)
Other restructuring costs	4,161	9,536
Total restructuring costs	$34,277	$52,337
For the year ended December 31, 2020, $34.1 million of restructuring costs are recorded within restructuring and impairment costs and $0.2 million are recorded within cost of goods sold, in the Company’s consolidated statement of operations. The asset impairments of $4.9 million for the year ended December 31, 2020 are comprised primarily of equipment costs of $3.4 million and right of use asset impairments of $1.5 million related predominantly to the closure of the Company’s Ambridge, Pennsylvania Commercial facility.
The following table summarizes the Company’s severance liability and cash payments made pursuant to the restructuring plans from inception through December 31, 2020 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	4,294	2,705	16,561	3,013	26,573
Cash payments	(4,406)	(2,352)	(14,570)	(4,346)	(25,674)
Balance, December 31, 2020	$306	$835	$1,991	$430	$3,562
These severance liabilities are included within other accrued expenses on the consolidated balance sheets.
We expect to fully execute our plans in phases over the next 12 to 24 months and estimate that we may incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Windows		Siding	Commercial	Total
Balance, December 31, 2018	$638,534		$853,386	$148,291	$1,640,211
Goodwill recognized from Environmental Stone Acquisition	—		61,767	—	61,767
Currency translation	(634)		(655)	—	(1,289)
Purchase accounting adjustments from prior year acquisitions	14,512		(45,607)	—	(31,095)
Reallocation of goodwill between segments for purchase accounting	61,611		(61,611)	—	—
Balance, December 31, 2019	$714,023	714023000	$807,280	$148,291	$1,669,594
Goodwill recognized from Kleary Acquisition	—		12,539	—	12,539
Impairment	(320,990)		(176,774)	(5,407)	(503,171)
Currency translation	3,991		10,000	—	13,991
Purchase accounting adjustments from prior year acquisitions	—		1,776	—	1,776
Balance, December 31, 2020	$397,024		$654,821	$142,884	$1,194,729
As a result of the decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic, during the first quarter of fiscal 2020, the Company determined that an interim goodwill impairment test was necessary. The Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19 driven economic uncertainty when combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and a market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units' carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment charge of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million for the Metal Coil Coating reporting unit (which is within the Commercial segment). This non-cash charge did not affect the Company’s cash position, liquidity or debt covenant compliance, nor did it have any impact on future operations.
In addition to interim impairment tests under ASC 350, Intangibles — Goodwill and Other, the Company evaluated its property and equipment and intangible assets for impairment during the first quarter of fiscal 2020 in accordance with ASC 360, Property, Plant and Equipment. This analysis was triggered by a decrease in projected cash flows due to the depressed construction market. The impairment test results did not indicate that an impairment existed at April 4, 2020 other than the $3.1 million included in restructuring and impairment charges, net, in the Company’s consolidated statement of operations for the three months ended April 4, 2020.
Additionally, the Company performed its annual impairment assessment of goodwill during the fourth quarter of fiscal 2020. The Company performed the annual impairment testing on each of its reporting units that had goodwill balances: Windows, Siding, Engineered Building Systems, Metal Components, and Insulated Metal Panels. The fair value of the Company’s reporting units is based on a blend of estimated discounted cash flows and a market approach. The results from each of these models are then weighted and combined into a single estimate of fair value for the Company’s reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of the reporting units, weighted average cost of capital, working capital and capital expenditure requirements.
As a result of the annual impairment tests, the Company concluded that the estimated fair value of each of its reporting units exceeded its carrying value. However, there can be no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods.

The table that follows presents the major components of intangible assets as of December 31, 2020 and 2019 (in thousands). Intangible assets that are fully amortized are removed from the disclosures.

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2020
Amortized intangible assets:
Trademarks/Trade names/other	5	–	15	8	$248,155	$(51,722)	$196,433
Customer lists and relationships	7	–	20	9	1,758,611	(370,440)	1,388,171
Total intangible assets				9	$2,006,766	$(422,162)	$1,584,604

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2019
Amortized intangible assets:
Trademarks/Trade names	5	–	15	9	$252,942	$(38,010)	$214,932
Customer lists and relationships	9	–	20	11	1,737,060	(211,292)	1,525,768
Total intangible assets				10	$1,990,002	$(249,302)	$1,740,700
Intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. Amortization expense of intangibles was $181.0 million, $177.6 million, $9.6 million and $20.1 million in fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, respectively. The Company expects to recognize amortization expense over the next five fiscal years as follows (in thousands):

2021	$182,282
2022	182,021
2023	182,007
2024	180,579
2025	179,564
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company evaluates the remaining useful life of intangible assets on an annual basis. The Company reviews finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with ASC 360, Property, Plant and Equipment.
7. LEASES
Weighted average information about the Company’s lease portfolio as of December 31, 2020 was as follows:

Weighted-average remaining lease term	5.5 years
Weighted-average IBR	6.10%
Operating lease costs were as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease costs
Fixed lease costs	$113,760	$102,767
Variable lease costs(1)	70,795	107,357

(1) Includes short-term lease costs, which are immaterial.

Cash and non-cash activities were as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$99,076	$109,274

Right-of-use assets obtained in exchange for new operating lease liabilities	$19,785	$396,008
Future minimum lease payments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

Operating Leases
2021	$84,927
2022	68,715
2023	43,022
2024	32,288
2025	25,817
Thereafter	64,594
Total future minimum lease payments	319,363
Less: interest	50,363
Present value of future minimum lease payments	$269,000

As of December 31, 2020
Current portion of lease liabilities	$70,125
Long-term portion of lease liabilities	198,875
Total	$269,000

8. SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards (“RSUs”) and long-term incentive awards with performance conditions (“performance share units” or “PSUs”). Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger, on November 16, 2018 awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, RSUs, and PSUs. A portion of the Founders Awards was not granted under the Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan consisting of award agreements for select Founders Awards. However, these awards were subject to the same terms and provisions as awards of the same type granted under the Incentive Plan.
As of December 31, 2020, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of RSUs, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. Restricted stock awards do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. As a general rule, option awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement.
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

A total of approximately 8,497,000 and 8,734,000 shares were available at December 31, 2020 and 2019, respectively, under the Incentive Plan for further grants of awards.
Founders Awards granted to our senior executives and certain key employees included options, RSUs and PSUs. The options and RSUs vest subject to continued employment 20% per year on the first through fifth anniversary of the award. Vesting of the PSUs is contingent upon the achievement of synergies captured from the Merger and continued employment during a three-year performance period beginning on the grant date. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Vesting of the PSUs granted for the year ended December 31, 2020 is contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total shareholder return. The grant-date fair value of the PSUs granted during the year ended December 31, 2020 was determined by a lattice model valuation. The PSUs vest pro rata if an executive’s employment terminates after 50% of the service period has passed and prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If the plan is accepted, awards will continue to vest as RSUs with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by the Company without cause or by the executive for good reason, the unvested restricted stock is forfeited. If a change in control of the Company occurs, and the plan is not accepted by the successor entity, prior to the end of the performance period, the restricted stock fully vests. If the plan is accepted, awards will continue to vest with a double trigger acceleration upon termination by the Company without cause or by the executive for good reason. The fair value of the awards is based on the Company’s stock price as of the date of grant.
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
During fiscal 2020 and 2019, and the transition period ended December 31, 2018, we granted 1,120,644, 359,873 and 3,082,175 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2020 and 2019, and the transition period ended December 31, 2018 was $2.13, $1.97 and $5.19, respectively. We did not grant stock options during fiscal 2018.
The assumptions for the option awards granted in fiscal 2020 and 2019, and the transition period ended December 31, 2018 are as follows:

	Year Ended
	December 31, 2020	December 31, 2019	October 29, 2018 - December 31, 2018
Volatility rate	47.52%	39.87%	37.26%
Expected term (in years)	6.00	6.50	6.50
Risk-free interest rate	0.48%	1.73%	2.95%

The following is a summary of stock option transactions during fiscal 2020, 2019 and 2018, and the transition period ended December 31. 2018 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, October 29, 2017	336	$11.06
Exercised	(115)	11.09
Cancelled	(6)	15.70
Balance, October 28, 2018	215	10.94
Granted	3,082	12.16
Balance, December 31, 2018	3,297	12.08
Granted	360	4.67
Forfeited	(713)	12.16
Cancelled	(96)	9.17
Balance, December 31, 2019	2,848	11.22
Granted	1,121	4.86
Forfeited	(539)	11.26
Cancelled	(215)	11.85
Balance, December 31, 2020	3,215	$8.95	8.4	$6,322
Exercisable at December 31, 2020	884	$11.04	7.8	$664
The following summarizes additional information concerning outstanding options at December 31, 2020 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
1,419	9.1 years	$4.83
1,777	7.8 years	12.16
19	4.3 years	16.82
3,215	8.4 years	$8.95
The following summarizes additional information concerning options exercisable at December 31, 2020 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
144	8.5 years	$4.67
721	7.7 years	12.16
19	4.3 years	16.82
884	7.8 years	$11.04
No options were exercised during fiscal 2020 and 2019, and the transition period ended December 31, 2018. There were 115,424 options exercised during fiscal 2018 and cash received from the option exercises was $1.3 million. The total intrinsic value of options exercised in fiscal 2018 was $0.8 million.
Restricted stock and performance awards
During fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, we granted time-based RSUs with a fair value of $7.0 million, $3.3 million, $7.1 million and $24.0 million, respectively.
During the fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, we granted PSUs with fair values of approximately $5.6 million, $0.4 million, $3.8 million and $7.1 million, respectively, to certain executives.

Restricted stock and performance award transactions during fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018 were as follows (in thousands, except weighted average grant prices):

	Restricted Stock and Performance Awards
	Time-Based		Performance-Based		Market-Based
	Number of Shares	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price
Balance, October 29, 2017	628	$15.21	872	$14.76	144	$15.15
Granted	367	19.37	281	19.65	44	19.65
Vested	(423)	15.67	(94)	17.07	—	—
Forfeited	(64)	17.15	(183)	16.26	(43)	16.49
Balance, October 28, 2018	508	$17.58	876	$16.14	145	$16.02
Granted	2,014	11.91	802	12.15	27	—
Vested	(277)	16.94	(640)	13.48	(104)	15.14
Forfeited	—	19.65	(1)	17.63	(68)	20.70
Balance, December 31, 2018	2,245	$12.57	1,037	$14.63	—	$—
Granted	703	5.40	76	4.67	—	—
Vested	(586)	12.42	(234)	16.30	—	—
Forfeited	(543)	11.00	(168)	13.09	—	—
Balance, December 31, 2019	1,819	$10.32	711	$13.38	—	$—
Granted	1,399	5.04	1,068	5.25	—	—
Vested	(422)	11.77	(192)	19.65	—	—
Forfeited	(442)	9.76	(212)	8.49	—
Balance, December 31, 2020	2,354	$7.02	1,375	$6.93	—	$—
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
Share-based compensation expense recognized during fiscal 2020, 2019, 2018, and the transition period ended December 31, 2018 was $17.1 million, $14.1 million, $11.6 million and $4.5 million, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $4.4 million, $3.7 million, $3.2 million and $1.1 million in fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, respectively. As of December 31, 2020, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets.
Unrecognized share-based compensation expense and weighted average period over which expense attributable to unvested awards will be recognized are as follows (in millions, except weighted average remaining years):

	Year Ended December 31, 2020
	Unrecognized Share-Based Compensation Expense	Weighted Average Remaining Years
Stock options	$7.3	2.7
Time-based restricted stock	12.4	2.4
Performance-based restricted stock	6.3	1.7
Total unrecognized share-based compensation expense	$26.0

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

	Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Numerator for Basic and Diluted Earnings Per Common Share:
Net income (loss) applicable to common shares	$(482,778)	$(15,390)	$62,694	$(76,190)
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	125,562	125,576	66,260	107,813
Common stock equivalents:
Employee stock options	—	—	89	—
PSUs and Performance Share Awards	—	—	13	—
Weighted average diluted number of common shares outstanding	125,562	125,576	66,362	107,813

Basic earnings (loss) per common share	$(3.84)	$(0.12)	$0.95	$(0.71)
Diluted earnings (loss) per common share	$(3.84)	$(0.12)	$0.94	$(0.71)

Incentive Plan securities excluded from dilution(1)	2,559	4,480	1	2,053
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
10. OTHER ACCRUED EXPENSES
Other accrued expenses are comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Sales and marketing	$69,236	$62,384
Accrued warranty obligation and deferred warranty revenue	26,094	26,427
Other accrued expenses	152,563	144,876
Total other accrued expenses	$247,893	$233,687

11. WARRANTY
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Beginning balance	$216,173	$134,515
Acquisition	109	—
Purchase accounting adjustments	—	83,410
Warranties sold	2,677	2,910
Revenue recognized	(2,746)	(2,774)
Expense	28,566	28,580
Settlements	(28,549)	(30,468)
Ending balance	216,230	216,173
Less: current portion	26,094	26,427
Total warranty, less current portion	$190,136	$189,746
The current portion of the warranty liabilities are recorded within other accrued expenses and the long-term portion of the warranty liabilities are recorded within other long-term liabilities in the Company’s consolidated balance sheets.
12. LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Asset-based revolving credit facility due April 2023	$—	$70,000
Term loan facility due April 2025	2,497,967	2,523,587
8.00% senior notes due April 2026	645,000	645,000
6.125% senior notes due January 2029	500,000	—
Less: unamortized discounts and unamortized deferred financing costs(1)	(53,938)	(56,063)
Total long-term debt, net of unamortized discounts and deferred financing costs	3,589,029	3,182,524
Less: current portion of long-term debt	25,600	25,600
Total long-term debt, less current portion	$3,563,429	$3,156,924
(1)Includes the unamortized discounts and unamortized deferred financing costs associated with the term loan facility, the 8.00% senior notes due April 2026, and the 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based revolving credit facility of $1.7 million and $2.4 million as of December 31, 2020 and 2019, respectively, are classified in other assets on the consolidated balance sheets.
The scheduled maturity of our debt is as follows (in thousands):

2021	$25,600
2022	25,600
2023	25,600
2024	25,600
2025 and thereafter	3,540,567
$3,642,967
Merger Debt Transactions
In connection with the Merger, on November 16, 2018, the Company assumed (i) the obligations of Ply Gem Midco, a subsidiary of Ply Gem immediately prior to the consummation of the Merger, as borrower under the Current Cash Flow Credit Agreement, (ii) the obligations of Ply Gem Midco as parent borrower under the Current ABL Credit Agreement and (iii) the obligations of Ply Gem Midco as issuer under the 2018 Indenture.

February 2018 Debt Redemption and Refinancing
On February 8, 2018, the Company entered into the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement, the proceeds of which, together, were used to redeem the then existing 8.25% senior notes due 2023 (the “8.25% Senior Notes”) and to refinance the Company’s then existing term loan credit facility and the Company’s then existing asset-based revolving credit facility.
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
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At December 31, 2020, the interest rates on the Current Term Loan Facility were as follows:

December 31, 2020
Interest rate	3.90%
Effective interest rate	6.51%
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
Both the Current Term Loan Facility and the Current Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.

Subject to certain exceptions, the Current Term Loan Facility is subject to mandatory prepayments in an amount equal to:
•the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and
•50% of annual excess cash flow (as defined in the Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. The annual excess cash flow assessment began with the Company’s 2019 fiscal year, payable within five business days after the delivery of the annual financial statements. For fiscal years 2020 and 2019, no payments were required under the excess cash flow calculation.
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
Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of December 31, 2020, the Company had the following in relation to the Current ABL Facility (in thousands):

December 31, 2020
Excess availability	$528,162
Revolving loans outstanding	0
Letters of credit outstanding	35,370
Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee.
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 8.64% as of December 31, 2020, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
On November 16, 2018, in connection with the consummation of the Merger, the Company entered into a supplemental indenture and assumed the obligations of Ply Gem Midco as issuer under the 2018 Indenture.
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

6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 ("the 6.125% Senior Notes"). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021. The effective interest rate for the 6.125% Senior Notes was 6.33% as of December 31, 2020, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of December 31, 2020, the Company was in compliance with all covenants that were in effect on such date.
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

At December 31, 2020 and 2019, the CD&R Investor Group owned approximately 49.4% and 49.1%, respectively, of the outstanding shares of the Company’s Common Stock.
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
15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of December 31, 2020 and 2019 because of the relatively short maturity of these instruments. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At December 31, 2020, there were no borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan facility due April 2025	$2,497,967	$2,485,477	$2,523,587	$2,514,906
8.00% Senior Notes	645,000	674,025	645,000	670,800
6.125% Senior Notes	500,000	530,000	—	—
The fair values of the term loan facility were based on recent trading activities of comparable market instruments, which are level 2 inputs and the fair value of the 8.00% and 6.125% senior notes were based on quoted prices in active markets for the identical liabilities, which are level 1 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of December 31, 2020 and 2019.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$349	$—	$—	$349
Mutual funds – Growth	487	—	—	487
Mutual funds – Blend	1,006	—	—	1,006
Mutual funds – Foreign blend	338	—	—	338
Mutual funds – Fixed income	—	153	—	153
Total short-term investments in deferred compensation plan(2)	2,180	153	—	2,333
Foreign currency hedge(4)	—	—	—	—
Total assets	$2,180	$153	$—	$2,333

Liabilities:
Deferred compensation plan liability(2)	$—	$2,339	$—	$2,339
Interest rate swap liability(3)	—	75,770	—	75,770
Total liabilities	$—	$78,109	$—	$78,109

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$2	$—	$—	$2
Mutual funds – Growth	1,044	—	—	1,044
Mutual funds – Blend	1,769	—	—	1,769
Mutual funds – Foreign blend	572	—	—	572
Mutual funds – Fixed income	—	389	—	389
Total short-term investments in deferred compensation plan(2)	3,387	389	—	3,776
Total assets	$3,387	$389	$—	$3,776

Liabilities:
Deferred compensation plan liability(2)	$—	$3,847	$—	$3,847
Interest rate swap liability(3)	—	29,988	—	29,988
Total liabilities	$—	$33,835	$—	$33,835
(1)The unrealized holding gain (loss) was $(0.5) million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.

(3)In May 2019, the Company entered into 4-year interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s Term Loan secured variable debt. The interest rate swaps effectively convert a portion of the floating rate interest payments into a fixed rate interest payment. There are three interest rate swaps that cover $500.0 million of notional debt each and fix the interest rate at 5.918%, 5.906% and 5.907%, respectively. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The interest rate swap liability is included within other long-term liabilities on the consolidated balance sheets.
(4)In December 2020, the Company entered into a forward contract agreement to hedge approximately $66.0 million of its 2021 non-functional currency inventory purchases. This forward contract was established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The forward contract is highly correlated to the changes in the U.S. dollar relative to the Canadian dollar. Unrealized gains and losses on these agreements are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. During fiscal 2020, the Company realized a gain of approximately $0.1 million within cost of goods sold in the consolidated statement of operations based on these cash flow hedges. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings.
16. INCOME TAXES
Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes.
The following is a summary of the components of income (loss) before provision (benefit) for income taxes (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Domestic	$(420,014)	$(12,016)	$74,465	$(90,306)
Foreign	(57,201)	1,401	8,630	(6,551)
	$(477,215)	$(10,615)	$83,095	$(96,857)

The components of the provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Current:
Federal	$(1,343)	$(311)	$16,850	$—
State	7,316	7,219	3,483	1,172
Foreign	3,909	3,952	545	(120)
Total current	9,882	10,860	20,878	1,052
Deferred:
Federal	82	205	(2,937)	(17,041)
State	1,462	1,875	565	(3,759)
Foreign	(5,863)	(8,165)	1,483	(919)
Total deferred	(4,319)	(6,085)	(889)	(21,719)
Total provision (benefit)	$5,563	$4,775	$19,989	$(20,667)
The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Federal income tax at statutory rate	$(100,215)	$(2,229)	$19,361	$(20,022)
State income taxes	7,482	8,059	3,490	(2,945)
Production activities deduction	—	—	(1,413)	—
Non-deductible expenses	217	62	166	2
Revaluation of U.S. deferred income tax due to statutory rate reduction	—	—	(997)	—
One-time repatriation tax on foreign earnings	—	—	499	—
Compensation related expenses	3,630	3,518	69	74
Meals and entertainment	465	1,265	288	164
Tax credits	(3,343)	(7,179)	(850)	(360)
Foreign income tax	(2,820)	(884)	365	256
Employee fringe benefits	443	474	101	—
Unrecognized tax benefits	(157)	(581)	—	143
Reversal of valuation allowance	—	(3,981)	—	—
Global intangible low-taxed income	4,317	4,398	—	90
Goodwill impairment	94,793	—	—	—
Transaction costs	—	1,903	—	1,542
Other	751	(50)	(1,090)	389
Total provision (benefit)	$5,563	$4,775	$19,989	$(20,667)

The decrease in the effective tax rate for the fiscal year ended December 31, 2020 is primarily a result of lower pre-tax earnings related to the goodwill impairment of $503.2 million, of which approximately $438.7 million has no tax basis, and the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted by the United States on December 22, 2017. The Company’s statutory federal corporate income tax rate for the fiscal year ended October 28, 2018 was driven by the higher income tax rate of 35% and the one-time repatriation tax. The majority of U.S. Tax Reform was effective for the Company’s fiscal year beginning October 29, 2018.

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Inventory obsolescence	$4,369	$3,980
Bad debt reserve	2,302	1,942
Accrued and deferred compensation	7,522	9,172
Accrued insurance reserves	8,429	3,878
Net operating loss and tax credit carryover	61,169	60,987
Pension	4,576	6,015
Interest	—	60,257
Leases	68,589	80,372
Warranty	44,969	39,469
Other reserves	48,258	28,707
Total deferred tax assets	250,183	294,779
Less valuation allowance	(11,996)	(10,347)
Net deferred tax assets	238,187	284,432

Deferred tax liabilities:
Depreciation and amortization	(424,254)	(474,214)
Stock basis	(12,826)	(10,568)
Leases	(66,962)	(80,376)
Other	(2,070)	(3,751)
Total deferred tax liabilities	(506,112)	(568,909)
Total deferred tax liability, net	$(267,925)	$(284,477)
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
As of December 31, 2020, the $56.3 million net operating loss carryforward included $27.6 million for U.S federal losses, $13.3 million for U.S. state losses, and $15.4 million for foreign losses. The state net operating loss carryforwards will begin to expire in 2021, if unused, and the foreign loss carryforward will begin to expire in fiscal 2029, if unused. There are limitations on the utilization of certain net operating losses. As of December 31, 2020, the Company also had a federal research and development tax credit carryforward of $4.9 million, which will expire beginning in 2027.
Valuation allowance
As of December 31, 2020, the Company remains in a valuation allowance position, in the amount of $12.0 million, against its deferred tax assets for certain state jurisdictions as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowance as necessary.
During the quarter and year ending December 31, 2019, the Company reversed the valuation allowance for Gienow Canada, Inc. (“Gienow”) due to its amalgamation with Northstar Manufacturing, Ltd (“Northstar”) at December 31, 2019. The Company determined that a valuation allowance was no longer required due to Northstar’s three-year cumulative income position.

The rollforward of the valuation allowance on deferred taxes is as follows (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2020	December 31, 2019	October 29, 2018 - December 31, 2018	October 28, 2018
Beginning balance	$10,347	$19,497	$11	$—
Additions (reductions)	1,649	(9,150)	—	11
Allowance of acquired company at date of acquisition	—	—	19,486	—
Ending balance	$11,996	$10,347	$19,497	$11
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
As of December 31, 2020, the reserve was approximately $11.7 million, which includes interest and penalties of approximately $2.3 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. Of this amount, approximately $9.4 million, if recognized would have an impact on the Company's effective tax rate. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.
The Company has elected to treat interest and penalties on unrecognized tax benefits as income tax expense in its consolidated statement of operations. Interest and penalty charges have been recorded in the contingency reserve account within other long-term liabilities in the consolidated balance sheets.
The following is a rollforward of unrecognized tax benefits (excluding interest and penalties) from January 1, 2019 through December 31, 2020 (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 31, 2019
Unrecognized tax benefits at beginning of year	$10,107	$10,549
Additions based on tax positions related to current year	194	262
Reductions for tax positions of prior years	(39)	(95)
Reductions resulting from expiration of statute of limitations	(859)	(609)
Unrecognized tax benefits at end of year	$9,403	$10,107

Tax receivable agreement (“TRA”) liability
The TRA liability generally provides for the payment by Ply Gem to a third party entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that Ply Gem actually realizes as a result of (i) net operating loss carryovers (“NOLs”) from periods ending before January 1, 2013, (ii) deductible expenses attributable to Ply Gem’s 2013 initial public offering and (iii) deductions related to imputed interest. This liability carried over to the Company in connection with the consummation of the Merger on November 16, 2018. Ply Gem’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as Ply Gem retains the benefit of 15% of the tax savings. During the Transition Period, the Company made a $22.5 million payment pursuant to the Tax Receivable Agreement. During fiscal 2019, the Company made a $24.9 million payment pursuant to the Tax Receivable Agreement to fully settle this liability.
CARES Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). Specifically, the CARES Act amends IRC §163(j) for tax years 2019 and 2020. The CARES Act increases the 30% adjusted taxable income threshold to 50% and allows taxpayers to elect to use their 2019 adjusted taxable income as their adjusted taxable income in the 2020 §163(j) calculation. The combination of these two factors will allow the Company to deduct additional interest expense for income tax purposes that would have been previously disallowed. Additionally, the Company has elected the deferment of employer side social security payments for approximately $19.9 million as of December 31, 2020, $10.0 million of which has been recorded in current liabilities on the consolidated balance sheet. The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.
Other tax considerations
As of December 31, 2020, the Company has not established U.S. deferred taxes on unremitted earnings for the Company’s foreign subsidiaries. The Company continues to consider these amounts to be permanently invested with the exception of its Mexican subsidiary. The indefinite reinvestment assertion continues to apply for the remaining foreign subsidiaries for purposes of determining deferred tax liabilities for U.S. state and foreign withholding tax purposes.
During July 2020, the Department of Treasury issued several Final and Proposed Regulations related to the Tax Cuts and Jobs Act, including those related to the §250 deduction, global intangible low-taxed income (“GILTI”) and the §163(j) interest limitation. We have performed an initial evaluation of the impact of these Regulations during fiscal year 2020. Our assessment is not final and may be subject to change in the future.
17. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Foreign exchange translation adjustments	$16,147	$(1,090)
Unrealized loss on derivative instruments, net of tax benefit of $17,612 and $6,627, respectively	(58,625)	(23,361)
Defined benefit pension plan actuarial losses, net of tax benefit of $5,049 and $4,818, respectively	(9,039)	(7,947)
Accumulated other comprehensive loss	$(51,517)	$(32,398)

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
During fiscal 2020 and 2018, the Company repurchased 1.1 million shares of its Common Stock for $6.4 million and 2.7 million shares of its Common Stock for $46.7 million, respectively, through open-market purchases under the authorized stock repurchase programs. The fiscal 2018 repurchases included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Fund VIII Investor Group 2017 Secondary Offering (see Note 13 — CD&R Investor Group). As of December 31, 2020, approximately $49.1 million remains available for stock repurchases under the program authorized on March 7, 2018. The authorized programs have no time limit on their duration, but our Current Cash Flow Credit Agreement and Current ABL Credit Agreement apply certain limitations on our repurchase of shares of our Common Stock. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
In addition to the Common Stock repurchases, the Company also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock units, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, the Company canceled 1.3 million, 0.3 million, 2.9 million and 0.3 million shares, respectively, of which 1.1 million and 2.7 million canceled shares, for fiscal 2020 and 2018, respectively, related to repurchased shares under stock repurchase programs. The remainder of the canceled shares related to shares used to satisfy minimum tax withholding obligations in connection with the vesting of stock awards. The cancellations resulted in $8.0 million, $2.4 million, $51.8 million and $3.6 million decreases in both additional paid-in capital and treasury stock during fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018, respectively, in both additional paid-in capital and treasury stock.

Changes in treasury stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, October 29, 2017	291	$2,140
Purchases	2,939	51,773
Issuance of restricted stock	(181)	—
Retirements	(2,939)	(51,772)
Deferred compensation obligation	(49)	(954)
Balance, October 28, 2018	61	$1,187
Purchases	347	4,128
Retirements	(297)	(3,637)
Balance, December 31, 2018	111	$1,678
Purchases	257	1,934
Retirements	(307)	(2,423)
Deferred compensation obligation	(6)	(86)
Balance, December 31, 2019	56	$1,103
Purchases	1,298	7,994
Retirements	(1,299)	(7,995)
Deferred compensation obligation	(30)	(592)
Balance, December 31, 2020	25	$510

19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan — The Company has a 401(k) profit sharing plan (“Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows the Company to match between 50% and 100% of the participant’s contributions up to 5% of a participant’s pre-tax deferrals. Contributions expense for fiscal 2020, 2019 and 2018, and the transition period ended December 31, 2018 was $16.2 million, $13.3 million, $7.6 million and $2.4 million, respectively, for matching contributions to the Savings Plan.
Deferred Compensation Plan — The Company has an Amended and Restated Deferred Compensation Plan (as amended and restated, the “Deferred Compensation Plan”) that allows its officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus on a pre-tax basis until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows the Company’s directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits the Company to make contributions on behalf of its key employees who are impacted by the federal tax compensation limits under the Savings Plan, and to receive a restoration matching amount which, under the current Savings Plan terms, mirrors the Savings Plan matching levels based on the Company’s performance. The Deferred Compensation Plan provides for the Company to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in the Company’s discretionary contributions ratably over three years from the date of each of the Company’s discretionary contributions.
As of December 31, 2020 and 2019, the liability balance of the Deferred Compensation Plan was $2.3 million and $3.8 million, respectively, and was included in accrued compensation and benefits on the consolidated balance sheets. The Company has not made any discretionary contributions to the Deferred Compensation Plan. A rabbi trust is used to fund the Deferred Compensation Plan and an administrative committee manages the Deferred Compensation Plan and its assets. The investments in the rabbi trust were $2.3 million and $3.8 million as of December 31, 2020 and 2019, respectively. The rabbi trust investments include debt and equity securities as well as cash equivalents and are accounted for as trading securities.
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

As a result of the CENTRIA Acquisition on January 16, 2015, the Company assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”) which are closed to new participants. Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered. CENTRIA also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”). The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid. Plan assets of the CENTRIA Benefit Plans are invested in fixed income funds. Currently, the Company’s policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code.
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
Assumptions—Weighted average actuarial assumptions used to determine benefit obligations were as follows:

	Defined Benefit Plans		OPEB Plans
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Discount rate	2.50%	3.30%	2.45%	3.20%
Weighted average actuarial assumptions used to determine net periodic benefit cost (income) were as follows:

	Defined Benefit Plans		OPEB Plans
	FY 2020	FY 2019	FY 2020	FY 2019
Discount rate	3.30%	4.25%	3.20%	4.05%
Expected return on plan assets	5.87%	6.60%	n/a	n/a
The basis used to determine the expected long-term rate of return on assets assumptions for the Defined Benefit Plans was recent market performance and historical returns. The assumptions for the plans are primarily long-term, prospective rates.
The health care cost trend rate assumed for 2021 is 6.25% and is assumed to decline each year to an ultimate trend rate of 4.00%, which is expected to be achieved in 2030.

Funded status—The changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on our consolidated balance sheets were as follows (in thousands):

	Defined Benefit Plans		OPEB Plans
	FY 2020	FY 2019	FY 2020	FY 2019
Change in benefit obligation
Benefit obligation at beginning of period	$101,148	$95,053	$7,778	$6,929
Service cost	46	42	17	22
Interest cost	3,231	3,897	237	262
Benefits paid	(6,883)	(6,218)	(661)	(802)
Actuarial losses	7,392	8,374	204	1,367
Benefit obligation at end of period	$104,934	$101,148	$7,575	$7,778
Accumulated benefit obligation at end of period	$104,934	$101,148

Change in plan assets
Fair value of assets at beginning of period	$86,105	$76,222	$—	$—
Actual return on plan assets	10,574	13,625	—	—
Company contributions	4,419	2,477	661	802
Benefits paid	(6,883)	(6,219)	(661)	(802)
Fair value of assets at end of period	$94,215	$86,105	$—	$—

Funded status at end of period	$(10,719)	$(15,043)	$(7,575)	$(7,778)

Amounts recognized in the consolidated balance sheets
Noncurrent assets	$5,056	$6,319	$—	$—
Current liabilities	—	—	(656)	(740)
Noncurrent liabilities	(15,775)	(21,362)	(6,919)	(7,038)
	$(10,719)	$(15,043)	$(7,575)	$(7,778)

Certain of our defined pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in thousands):

	December 31, 2020	December 31, 2019
Projected benefit obligations	$90,267	$87,059
Fair value of plan assets	74,491	65,698
Funded status	$(15,776)	$(21,361)
Plan assets—The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.

As of December 31, 2020 and 2019, the weighted average asset allocations by asset category for the Defined Benefit Plans were as follows (in thousands):

Investment type	December 31, 2020	December 31, 2019
Equity securities	60%	45%
Debt securities	34%	48%
Master limited partnerships	—%	1%
Cash and cash equivalents	—%	2%
Real estate	6%	2%
Other	—%	2%
Total	100%	100%
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
The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocations for the RCC Pension Plan, Ply Gem Plan and the MW Plan at 70% equity and 30% fixed income. The CENTRIA Benefit Plans have a target asset allocation of 100% fixed income.
The fair values of the assets of the Defined Benefit Plans at December 31, 2020 and 2019, by asset category and by levels of fair value, as further defined in Note 15 — Fair Value of Financial Instruments and Fair Value Measurements were as follows (in thousands):

	December 31, 2020			December 31, 2019
Asset category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$48	$—	$48	$1,487	$—	$1,487
Mutual funds:
Growth funds	11,677	—	11,677	5,409	—	5,409
Real estate funds	5,966	—	5,966	1,409	—	1,409
Commodity linked funds	—	—	—	507	1,459	1,966
Equity income funds	9,031	—	9,031	12,857	1,707	14,564
Index funds	26,364	—	26,364	1,868	17	1,885
International equity funds	8,844	—	8,844	5,486	952	6,438
Fixed income funds	12,562	19,723	32,285	6,103	5,087	11,190
Master limited partnerships	—	—	—	1,245	—	1,245
Corporate bonds	—	—	—	—	30,172	30,172
Common/collective trusts	—	—	—	—	10,340	10,340
Total	$74,492	$19,723	$94,215	$36,371	$49,734	$86,105

Net periodic benefit cost (income) —The components of the net periodic benefit cost (income) were as follows (in thousands):

	Defined Benefit Plans
	FY 2020	FY 2019	FY 2018	Transition Period
Service cost	$46	$42	$87	$7
Interest cost	3,231	3,897	1,976	359
Expected return on assets	(4,958)	(4,935)	(2,916)	(480)
Amortization of prior service cost	62	58	58	9
Amortization of loss	433	1,313	991	185
Net periodic benefit cost (income)	$(1,186)	$375	$196	$80

	OPEB Plans
	FY 2020	FY 2019	FY 2018	Transition Period
Service cost	$17	$22	$28	$4
Interest cost	237	262	247	48
Amortization of loss	108	—	—	—
Net periodic benefit cost	$362	$284	$275	$52
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income are as follows (in thousands):

	Defined Benefit Plans		OPEB Plans
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Unrecognized actuarial loss	$12,345	$11,002	$1,703	$1,608
Unrecognized prior service cost	65	127	—	—
Total	$12,410	$11,129	$1,703	$1,608
Unrecognized actuarial gains (losses), net of tax, of $(1.1) million and $(2.0) million during fiscal 2020 and 2019, respectively, are included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).
The changes in plan assets and benefit obligation recognized in other comprehensive income (loss) are as follows (in thousands):

	Defined Benefit Plans
	FY 2020	FY 2019	FY 2018	Transition Period
Net actuarial loss (gain)	$1,777	$(315)	$(392)	$2,731
Amortization of net actuarial loss	(433)	(1,313)	(991)	(185)
Amortization of prior service cost	(63)	(58)	(58)	(9)
Total recognized in other comprehensive income (loss)	$1,281	$(1,686)	$(1,441)	$2,537

	OPEB Plans
	FY 2020	FY 2019	FY 2018	Transition Period
Net actuarial loss (gain)	$204	$1,367	$203	$(338)
Amortization of net actuarial loss	(108)	—	—	—
Total recognized in other comprehensive income (loss)	$96	$1,367	$203	$(338)

We expect to contribute $3.2 million to the Defined Benefit Plans and $0.7 million to OPEB Plans in fiscal 2021. We expect the following benefit payments to be made (in thousands):

Fiscal years ending	Defined Benefit Plans	OPEB Plans
2021	$6,582	$664
2022	6,625	594
2023	6,584	581
2024	6,479	524
2025	6,399	502
2026 - 2030	30,477	2,042

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
These operating segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance on a U.S. GAAP basis based primarily upon operating income before corporate expenses.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt and other income (expense).

Summary financial data attributable to the segments for the periods indicated is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Net sales:
Windows	$1,889,625	$1,930,447	$—	$190,374
Siding	1,141,946	1,111,407	—	82,974
Commercial	1,585,798	1,847,893	2,000,577	286,522
Total net sales	$4,617,369	$4,889,747	$2,000,577	$559,870
Operating income (loss):
Windows	$(223,646)	$92,538	$—	$(8,023)
Siding	(61,930)	66,273	—	(15,979)
Commercial	159,586	201,073	230,365	11,784
Corporate	(140,516)	(145,148)	(104,445)	(51,198)
Total operating income (loss)	$(266,506)	$214,736	$125,920	$(63,416)
Unallocated other expense, net	(210,709)	(225,351)	(42,825)	(33,441)
Income (loss) before income taxes	$(477,215)	$(10,615)	$83,095	$(96,857)
Depreciation and amortization:
Windows	$121,519	$94,737	$—	$11,893
Siding	113,737	121,004	—	11,793
Commercial	45,213	44,550	40,536	6,820
Corporate	4,133	3,473	1,789	430
Total depreciation and amortization expense	$284,602	$263,764	$42,325	$30,936
Capital expenditures:
Windows	$22,197	$43,408	$—	$5,788
Siding	28,558	22,695	—	1,178
Commercial	26,833	51,144	36,943	5,660
Corporate	4,263	3,838	10,884	960
Total capital expenditures	$81,851	$121,085	$47,827	$13,586

			December 31, 2020	December 31, 2019
Property, plant and equipment, net:
Windows			$223,206	$232,855
Siding			159,761	160,524
Commercial			227,391	238,133
Corporate			21,463	21,329
Total property, plant and equipment, net			$631,821	$652,841
Total assets:
Windows			$1,717,032	$2,166,220
Siding			2,123,615	2,289,310
Commercial			890,380	963,291
Corporate			747,463	145,525
Total assets			$5,478,490	$5,564,346

Summary financial data attributable to various geographic regions for the periods indicated is as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	October 28, 2018	October 29, 2018 - December 31, 2018
Total sales:
United States of America	$4,304,559	$4,526,385	$1,874,129	$514,306
Canada	305,780	340,250	99,306	42,861
China	—	1	4	—
Mexico	3,093	3,381	2,460	285
All other	3,937	19,730	24,678	2,418
Total net sales	$4,617,369	$4,889,747	$2,000,577	$559,870

			December 31, 2020	December 31, 2019
Long-lived assets:
United States of America			$3,107,027	$3,692,015
Canada			292,503	359,249
Costa Rica			189	321
Mexico			11,435	11,550
Total long-lived assets			$3,411,154	$4,063,135
Sales are determined based on customers’ requested shipment location.
21. CONTINGENCIES
As a manufacturer of products primarily for use in residential and commercial building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims or potential claims. The Company insures against these risks to the extent deemed prudent by its management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts the Company deems prudent and for which the Company is responsible for payment. In determining the amount of self-insurance, it is the Company’s policy to self-insure those losses that are predictable, measurable and recurring in nature. The Company regularly reviews the status of ongoing proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.
Environmental
The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of its employees and the end-users of its products; regulate the materials used in its products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits can result in substantial fines or penalties, injunctive relief, requirements to install pollution controls or other equipment, and civil sanctions.
The Company could be held liable for costs to investigate, remediate or otherwise address contamination at any real property it has ever owned, operated or used as a disposal site, or at other sites where we or predecessors may have released hazardous materials. The Company could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise as a result of violations of (or liabilities under) environmental, health and safety laws, or in connection with releases of hazardous or other materials.

MW Manufacturers Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the EPA under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study (“LCMS”) based on the investigations was submitted to the VDEQ for review and approval in September 2019. The VDEQ concurred with the LCMS in January 2020 and prepared a Statement of Basis in anticipation of publishing notice for 30-day public review and comment. The Company has recorded a liability of $4.5 million for this MW site, of which $1.1 million is within current liabilities in the Company’s consolidated balance sheets at December 31, 2020.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party (“PRP”) at the site and has liability for investigation and remediation costs associated with the contamination. On May 17, 2019, KBP and an unrelated respondent, Kroy Industries, Inc., entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was submitted to EPA in November 2019 and approved in December 2019. RI Phase I field sampling and mobile laboratory analysis was initiated in Spring 2020, but suspended in October 2020 due to worsening conditions of the COVID-19 pandemic. The Company has recorded a liability of $4.4 million within other current liabilities in its consolidated balance sheets as of December 31, 2020. The Company will adjust our remediation liability in future periods, if necessary, as the RI/FS progresses or if additional requirements are imposed. The Company may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $7.6 million liability related to the settlement as of December 31, 2020, of which $3.6 million is in other current liabilities on the consolidated balance sheet.
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

Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020 the USITC opinion was published in the Federal Register, ceasing the Company’s requirement to pay the AD and CVD tariffs. The Company has received full reimbursement for the $4.1 million in tariffs previously deposited with United States Customs and Border Protection and recorded a reduction in costs of sales during the fiscal year ended December 31, 2020. This matter has been appealed and the Company will continue to vigorously advocate its position that its import of FSS from BSM should not be subject to any CVD or AD tariffs.
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of December 31, 2020.

22. QUARTERLY RESULTS (Unaudited)
Shown below are selected unaudited quarterly data (in thousands, except per share data):

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$1,113,811	$1,084,936	$1,227,253	$1,191,369
Gross profit	$230,887	$254,731	$297,502	$267,200
Net income (loss)	$(542,073)	$26,899	$30,516	$1,880
Net income allocated to participating securities	$—	$(442)	$(488)	$(25)
Net income (loss) applicable to common shares(3)	$(542,073)	$26,457	$30,028	$1,855
Income (loss) per common share:(1)(2)
Basic	$(4.30)	$0.21	$0.24	$0.01
Diluted	$(4.30)	$0.21	$0.24	$0.01

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$1,064,932	$1,295,457	$1,285,043	$1,244,415
Gross profit	$185,917	$304,663	$309,803	$288,036
Net income (loss)	$(60,017)	$17,533	$25,164	$1,930
Net income allocated to participating securities	$—	$(270)	$(374)	$(27)
Net income (loss) applicable to common shares(3)	$(60,017)	$17,263	$24,790	$1,903
Income (loss) per common share:(1)(2)
Basic	$(0.48)	$0.14	$0.20	$0.02
Diluted	$(0.48)	$0.14	$0.20	$0.02
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
(3)The quarterly income (loss) before income taxes were impacted by the following special income (expense) items:

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Restructuring and impairment charges, net	$(13,992)	$(15,411)	$(2,918)	$(1,956)
Strategic development and acquisition related costs	(4,857)	(784)	(7,909)	(5,791)
Goodwill impairment	(503,171)	—	—	—
COVID-19(1)	(1,230)	(6,805)	(2,599)	(1,874)
Total special expense items in income (loss) before income taxes	$(523,250)	$(23,000)	$(13,426)	$(9,621)

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Restructuring and impairment charges, net	$(3,431)	$(7,107)	$(4,984)	$(2,538)
Strategic development and acquisition related costs	(14,082)	(12,086)	(10,500)	(13,517)
Non-cash charge of purchase price allocated to inventories	(16,249)	—	—	—
Total special expense items in income (loss) before income taxes	$(33,762)	$(19,193)	$(15,484)	$(16,055)
(1)Costs included within the COVID-19 line item include incremental labor costs due to quarantine related absenteeism, incremental facility cleaning costs, pandemic related supplies and personal protective equipment for employees, among other costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Management’s report on internal control over financial reporting is included in Item 8 and is incorporated herein by reference.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics, a copy of which is available on our internet website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance.” Any amendments to or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted to our website in the same section as the Code of Business Conduct and Ethics as noted above. However, the information on our website is not incorporated by reference into this Form 10-K.
The information under the captions “Proposal 1: Election of Directors,” “Management,” “Delinquent Section 16(a) Reports,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2021 is incorporated by reference herein.
Item 11. Executive Compensation.
The information under the captions “Compensation Discussion & Analysis,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2021 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Outstanding Capital Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2021 is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the captions “Board of Directors” and “Transactions with Related Persons” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2021 is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2021 is incorporated by reference herein.

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
4.2
Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.3
First Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.4
Second Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.5
Third Supplemental Indenture, dated as of April 13, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.6
Fourth Supplemental Indenture, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.7
Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.8
Sixth Supplemental Indenture, dated as of February 20, 2019, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated February 20,2019 and incorporated by reference herein)

4.9
Seventh Supplemental Indenture, dated as of May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Cornerstone's Quarterly report on Form 10-Q for the quarter ended July 4, 2020 and incorporated by reference herein)

4.10
Eighth Supplemental Indenture, dated as of September 24, 2020, among the Cornerstone Building Brands, Inc., , the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Cornerstone's Current report on Form 8-K dated September 24, 2020 and incorporated by reference herein)

4.11
Stockholders Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC and AIC Finance Partnership, L.P. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.12
Registration Rights Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC, AIC Finance Partnership, L.P. (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

*4.13	Description of Cornerstone Building Brands, Inc. Securities
†10.1	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10.2	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10.3
Form of 2010 Nonqualified Stock Option Agreement to Top Eight (8) Executive Officers (filed as Exhibit 99.4 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)

†10.4	NCI Senior Executive Bonus Plan (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)
†10.5
Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Senior Executive Officers (December 2015 awards) (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.6
Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Key Employees (December 2015 awards) (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.7
Form of Award Agreement for One-Time Grant of Performance Share Units to Donald R. Riley and John L. Kuzdal (December 2015) (filed as Exhibit 10.3 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.8
General Form of Award Agreement for Equity Awards (December 2015) (filed as Exhibit 10.4 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.9
Form of Award Agreement for Director Restricted Stock Units (December 2015) (filed as Exhibit 10.5 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.10
Form of Award Agreement for Director Stock Options (December 2015) (filed as Exhibit 10.6 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.11
NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 31, 2016) (filed as Exhibit 10.7 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.12
Form of Employment Agreement between NCI Building Systems, Inc. and named executive officers (filed as Exhibit 10.3 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.13
Form of Employment Agreement between NCI Building Systems, Inc. and executive officers (filed as Exhibit 10.4 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.14
Form of Award Agreement for Equity Awards, applicable to Restricted Stock Units, Performance Share Units, Stock Options and Performance Cash and Share Awards (December 2016) (filed as Exhibit 10.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 and incorporated by reference herein)

†10.15
Amended and Restated Employment Agreement by and between NCI Building Systems, Inc. and Donald R. Riley, dated June 1, 2017 (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017 and incorporated by reference herein)

†10.16
Amended and Restated NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, effective as of January 27, 2018 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 02, 2018 and incorporated by reference herein)

10.17
Cash Flow Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as borrower, the several banks and other financial institutions from time to time party thereto party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.18
First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.19
Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.20
Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.21
Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.22
ABL Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as parent borrower, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.23
Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.24
Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.25
Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.26
Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.27
ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.28
ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.29
ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to NCI’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

†10.30
Form of Award Agreement for Restricted Stock Units, Performance Share Awards, and Stock Options for Key Employees (November 2018 awards) (filed as Exhibit 10.1 to NCI’s Annual Report on Form 10-K/A for the year ended October 28, 2018 and incorporated by reference herein)

†10.31
Employment Agreement by and between NCI Building Systems, Inc. and James Metcalf, dated November 16, 2018 (filed as Exhibit 10.31 to Cornerstone's Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference herein)

†10.32
Employment Agreement by and between Cornerstone Building Brands, Inc. and Jeffrey S. Lee, dated June 17, 2019 (filed as Exhibit 10.1 to Cornerstone’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 and incorporated by reference herein)

†10.33	First Amendment to the 2003 Long-Term Stock Incentive Plan, as amended (as included in Cornerstone’s Proxy Statement on Schedule 14A dated April 22, 2019 and incorporated by reference herein)
†10.34
Employment Agreement, effective September 21, 2020, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and James F. Keppler (filed as Exhibit 10.1 to Cornerstone's Quarterly Report on Form 10-Q for the quarter ended October 3, 2020 and incorporated by reference herein)

*†10.35	Letter Agreement between Cornerstone Building Brands, Inc. and Mr. Todd Moore, dated December 21, 2020
*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
*23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.
By:	/s/ James S. Metcalf
James S. Metcalf, Chairman of the Board and Chief Executive Officer
Date: March 3, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ James S. Metcalf	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2021
James S. Metcalf
/s/ Jeffrey S. Lee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2021
Jeffrey S. Lee
*	Director	March 3, 2021
Kathleen J. Affeldt
*	Director	March 3, 2021
George L. Ball
*	Director	March 3, 2021
Gary L. Forbes
*	Director	March 3, 2021
John J. Holland
*	Director	March 3, 2021
William E. Jackson
*	Director	March 3, 2021
Wilbert W. James, Jr.
*	Director	March 3, 2021
Daniel Janki
*	Director	March 3, 2021
John Krenicki
*	Director	March 3, 2021
Timothy O’Brien
*	Director	March 3, 2021
Nathan K. Sleeper
*	Director	March 3, 2021
Jonathan L. Zrebiec

*By:	/s/ James S. Metcalf
James S. Metcalf, Attorney-in-Fact