Form 10-Q
period 2021-04-03
Cornerstone Building Brands, Inc.
filed 2021-05-11
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2021

or

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

Common Stock, $0.01 par value - 125,708,451 shares as of May 4, 2021.

i

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2021	April 4, 2020
Sales	$1,267,032	$1,113,811
Cost of sales	1,007,303	882,924
Gross profit	259,729	230,887
Selling, general and administrative expenses	153,168	164,954
Intangible asset amortization	46,202	44,861
Restructuring and impairment charges, net	1,838	13,835
Strategic development and acquisition related costs	3,313	4,857
Goodwill impairment	—	503,171
Income (loss) from operations	55,208	(500,791)
Interest income	117	338
Interest expense	(56,499)	(54,835)
Foreign exchange loss	(26)	(4,137)
Other income (expense), net	337	(662)
Loss before income taxes	(863)	(560,087)
Provision (benefit) for income taxes	792	(18,014)
Net loss	(1,655)	(542,073)
Net income allocated to participating securities	—	—
Net loss applicable to common shares	$(1,655)	$(542,073)
Loss per common share:
Basic	$(0.01)	$(4.30)
Diluted	$(0.01)	$(4.30)
Weighted average number of common shares outstanding:
Basic	125,506	126,093
Diluted	125,506	126,093
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	April 4, 2020
Comprehensive income (loss):
Net loss	$(1,655)	$(542,073)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	6,113	(9,563)
Unrealized gain (loss) on derivative instruments, net of income tax of $(2,690) and $12,032, respectively	9,137	(38,176)
Other comprehensive income (loss)	15,250	(47,739)
Comprehensive income (loss)	$13,595	$(589,812)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$666,717	$674,255
Restricted cash	6,223	6,223
Accounts receivable, less allowances of $14,427 and $13,313, respectively	601,476	554,649
Inventories, net	494,092	431,937
Income taxes receivable	31,403	39,379
Investments in debt and equity securities, at market	2,527	2,333
Prepaid expenses and other	84,127	77,751
Assets held for sale	3,909	4,644
Total current assets	1,890,474	1,791,171
Property, plant and equipment, less accumulated depreciation of $670,072 and $644,308, respectively	628,198	631,821
Lease right-of-use assets	260,424	264,107
Goodwill	1,195,983	1,194,729
Intangible assets, net	1,540,470	1,584,604
Deferred income taxes	2,411	1,867
Other assets, net	10,346	10,191
Total assets	$5,528,306	$5,478,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,600	$25,600
Accounts payable	260,930	211,441
Accrued compensation and benefits	73,962	81,548
Accrued interest	38,515	25,485
Accrued income taxes	5,650	5,060
Current portion of lease liabilities	69,042	70,125
Other accrued expenses	255,288	247,893
Total current liabilities	728,987	667,152
Long-term debt	3,559,339	3,563,429
Deferred income taxes	263,641	269,792
Long-term lease liabilities	194,672	198,875
Other long-term liabilities	324,020	337,437
Total long-term liabilities	4,341,672	4,369,533
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 125,807,655 and 125,676,292 shares issued and outstanding at April 3, 2021, respectively; and 125,425,931 and 125,400,599 shares issued and outstanding at December 31, 2020, respectively	1,258	1,255
Additional paid-in capital	1,260,946	1,257,262
Accumulated deficit	(766,340)	(764,685)
Accumulated other comprehensive loss, net	(36,267)	(51,517)
Treasury stock, at cost (131,363 and 25,332 shares at April 3, 2021 and December 31, 2020, respectively)	(1,950)	(510)
Total stockholders’ equity	457,647	441,805
Total liabilities and stockholders’ equity	$5,528,306	$5,478,490
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	April 4, 2020
Cash flows from operating activities:
Net loss	$(1,655)	$(542,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,615	69,769
Non-cash interest expense	2,314	2,274
Share-based compensation expense	3,302	3,387
Goodwill impairment	—	503,171
Asset impairment	493	3,079
Provision for credit losses	676	725
Deferred income taxes	(9,729)	(35,734)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(47,157)	20,532
Inventories	(62,028)	(20,724)
Income taxes	7,976	18,212
Prepaid expenses and other	(7,755)	1,554
Accounts payable	49,424	12,461
Accrued expenses	8,597	(40,662)
Other, net	2,958	1,805
Net cash provided by (used in) operating activities	20,031	(2,224)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(180)	(39,857)
Capital expenditures	(21,230)	(27,567)
Proceeds from sale of property, plant and equipment	715	—
Net cash used in investing activities	(20,695)	(67,424)
Cash flows from financing activities:
Proceeds from stock options exercised	486	—
Proceeds from ABL facility	—	345,000
Proceeds from cash flow revolver	—	115,000
Payments on term loan	(6,404)	(6,405)
Payments related to tax withholding for share-based compensation	(1,541)	(327)
Net cash provided by (used in) financing activities	(7,459)	453,268
Effect of exchange rate changes on cash and cash equivalents	585	(2,302)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,538)	381,318
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$672,940	$483,625
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$40,913	$36,931
Taxes paid, net	$1,949	$392
 See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2020	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(111,868)	(1,541)	(1,541)
Retirement of treasury shares	(1,576)	—	(15)	—	—	1,576	15	—
Issuance of restricted stock	338,939	3	(3)	—	—	—	—	—
Stock options exercised	44,361	—	486	—	—	—	—	486
Other comprehensive income	—	—	—	—	15,250	—	—	15,250
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	3,302	—	—	—	—	3,302
Net loss	—	—	—	(1,655)	—	—	—	(1,655)
Balance, April 3, 2021	125,807,655	$1,258	$1,260,946	$(766,340)	$(36,267)	(131,363)	$(1,950)	$457,647

Balance, December 31, 2019	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(37,794)	(327)	(327)
Retirement of treasury shares	(38,206)	(1)	(328)	—	—	38,206	329	—
Issuance of restricted stock	95,851	1	(1)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(47,739)	—	—	(47,739)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	3,387	—	—	—	—	3,387
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(542,073)	—	—	—	(542,073)
Balance, April 4, 2020	126,167,645	$1,262	$1,251,252	$(823,980)	$(80,137)	(25,332)	$(509)	$347,888
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2021
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2021 through April 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	April 3, 2021	December 31, 2020
Cash and cash equivalents	$666,717	$674,255
Restricted cash(1)	6,223	6,223
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$672,940	$680,478
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
The Company establishes provision for expected credit losses based on the Company’s assessment of the collectability of amounts owed to us by our customers. Such provisions are included in selling, general and administrative expenses. In establishing these reserves, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for credit losses reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted, and/or any legal action taken by the Company has concluded.

The following table represents the rollforward of the allowance for credit losses for the periods indicated (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020
Ending balance, prior period	$13,313	$9,962
Cumulative effect of accounting change(1)	—	678
Provision for expected credit losses	676	725
Amounts charged against allowance for credit losses, net of recoveries	438	(354)
Allowance for credit losses of acquired company at date of acquisition	—	810
Ending balance	$14,427	$11,821
(1)Cumulative effect of accounting change reflects the modified retrospective effect of adopting ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Net Sales
The Company enters into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. Given the nature of the Company's sales arrangements, they do not require us to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. Revenue is generally recognized when the product has shipped from our facility and control has transferred to the customer. For a portion of our business, when we process customer owned material, control is deemed to transfer to the customer as the processing is being completed.
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
In accordance with certain contractual arrangements, we receive payment from our customers in advance related to performance obligations that are to be satisfied in the future and recognize such payments as deferred revenue, primarily related to the Company’s weathertightness warranties (see Note 12 — Warranty).
A portion of the Company’s revenue, exclusively within the Commercial segment, includes multiple-element revenue arrangements due to multiple deliverables. Each deliverable is generally determined based on customer-specific manufacturing and delivery requirements. Because the separate deliverables have value to the customer on a stand-alone basis, they are typically considered separate units of accounting. A portion of the entire job order value is allocated to each unit of accounting. Revenue allocated to each deliverable is recognized upon shipment. The Company uses estimated selling price (“ESP”) based on underlying cost plus a reasonable margin to determine how to separate multiple-element revenue arrangements into separate units of accounting, and how to allocate the arrangement consideration among those separate units of accounting. The Company determines ESP based on normal pricing and discounting practices.

The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020
Windows Net Sales Disaggregation:
Vinyl windows	$497,017	$419,022
Aluminum windows	20,280	19,476
Other	9,966	9,952
Total	$527,263	$448,450

Siding Net Sales Disaggregation:
Vinyl siding	$150,229	$109,548
Metal	71,093	52,666
Injection molded	17,609	13,239
Stone	19,831	18,810
Other products & services(1)	57,629	46,780
Total	$316,391	$241,043

Commercial Net Sales Disaggregation:
Metal building products	$299,938	$292,436
Insulated metal panels	85,603	99,229
Metal coil coating	37,837	32,653
Total	$423,378	$424,318

Total Net Sales:	$1,267,032	$1,113,811
(1)Other products & services primarily consist of installation of stone veneer products.
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Effective January 1, 2021, the Company adopted this guidance. The application of ASU 2019-12 did not have a material effect on the consolidated financial statements.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform, and are effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing to apply the amendments in this guidance.

NOTE 3 — ACQUISITIONS
2020 Acquisition
On March 2, 2020, the Company acquired 100% of the issued and outstanding shares of the common stock of Kleary Masonry, Inc. (“Kleary”) for total consideration of $40.0 million, exclusive of the $2.0 million working capital adjustment that was finalized during the three months ended July 4, 2020. The transaction was financed with cash on hand and through borrowings under the Company’s asset-based revolving credit facility. Kleary primarily services residential customers with manufactured stone installations and commercial customers with manufactured wall installations in the Sacramento, California area, which strengthens the Company’s position as a market leader in stone veneer. Kleary’s results are reported within the Siding segment.
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
The $12.5 million of goodwill from the Kleary acquisition was allocated to the Siding segment and will be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized. The fair value of all assets acquired and liabilities assumed was finalized during the first quarter of 2021, which did not result in any adjustments during the quarter ended April 3, 2021.
Unaudited Pro Forma Financial Information
The following table provides unaudited supplemental pro forma results for Cornerstone for the three months ended April 4, 2020 as if the Kleary acquisitions had occurred on January 1, 2020 (in thousands, except for per share data):

Three Months Ended
April 4, 2020
Net sales	$1,122,169
Net loss applicable to common shares	(540,870)
Net loss per common share:
Basic	$(4.29)
Diluted	$(4.29)
The unaudited supplemental pro forma financial information was prepared based on the historical information of Cornerstone and Kleary. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisition or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the Kleary acquisition occurred on January 1, 2020 or of future results.

NOTE 4 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses (“SG&A”), manufacturing costs and to optimize the Company’s combined manufacturing footprint. During the three months ended April 3, 2021, the Company incurred restructuring charges of $0.9 million, $0.1 million and $0.7 million in the Windows, Siding and Commercial segments, respectively, and $0.1 million in restructuring charges at Corporate headquarters. Restructuring charges incurred to date since inception of the current restructuring initiatives began in 2019 are $54.2 million. The following table summarizes our restructuring plan costs and charges related to the restructuring plans for the three months ended April 3, 2021 and costs incurred to date since inception of the new initiatives and programs (in thousands):

	Three Months Ended	Costs Incurred to Date
	April 3, 2021	(Since inception)
Severance	$1,322	$37,553
Asset impairments	493	8,361
Gain on sale of facilities, net	—	(1,298)
Other restructuring costs	23	9,559
Total restructuring costs	$1,838	$54,175
For the three months ended April 3, 2021, the $1.8 million restructuring costs are recorded within restructuring and impairment costs. The asset impairments of $0.5 million for the three months ended April 3, 2021 are comprised primarily of the write-off of previously capitalized website design costs.
The following table summarizes our severance liability, included within other accrued expenses on the consolidated balance sheets, and cash payments made pursuant to the restructuring plans from inception through April 3, 2021 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	4,294	2,705	16,561	3,013	26,573
Cash payments	(4,406)	(2,352)	(14,570)	(4,346)	(25,674)
Balance, December 31, 2020	$306	$835	$1,991	$430	$3,562
Costs incurred	651	118	480	73	1,322
Cash payments	(427)	(644)	(774)	(73)	(1,918)
Balance, April 3, 2021	$530	$309	$1,697	$430	$2,966
We expect to fully execute our plans over the next 12 to 24 months and we may incur future additional restructuring charges associated with these plans.
NOTE 5 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2019	$714,023	$807,280	$148,291	$1,669,594
Goodwill recognized from Kleary Acquisition	—	12,539	—	12,539
Impairment(1)	(320,990)	(176,774)	(5,407)	(503,171)
Currency translation	3,991	10,000	—	13,991
Purchase accounting adjustments from prior year acquisitions	—	1,776	—	1,776
Balance, December 31, 2020	$397,024	$654,821	$142,884	$1,194,729
Goodwill recognized from acquisition	—	122	—	122
Currency translation	648	484	—	1,132
Balance, April 3, 2021	$397,672	$655,427	$142,884	$1,195,983

(1)Goodwill impairment charges occurred during the quarter ended April 4, 2020 as a result of a decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic.
NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	April 3, 2021	December 31, 2020
Raw materials	$264,760	$241,353
Work in process and finished goods	229,332	190,584
Total inventory	$494,092	$431,937
 As of April 3, 2021, the Company had inventory purchase commitments of $115.9 million.
NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of April 3, 2021 and December 31, 2020 (in thousands). Intangible assets that are fully amortized are removed from the disclosures.

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of April 3, 2021
Amortized intangible assets:
Trademarks/Trade names	5	–	15	8	$248,155	$(57,767)	$190,388
Customer lists and relationships	7	–	20	9	1,758,611	(408,529)	1,350,082
Total intangible assets				9	$2,006,766	$(466,296)	$1,540,470

As of December 31, 2020
Amortized intangible assets:
Trademarks/Trade names	5	–	15	8	$248,155	$(51,722)	$196,433
Customer lists and relationships	7	–	20	9	1,758,611	(370,440)	1,388,171
Total intangible assets				9	$2,006,766	$(422,162)	$1,584,604

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale was $3.9 million and $4.6 million as of April 3, 2021 and December 31, 2020, respectively. Assets held for sale at April 3, 2021 are actively marketed for sale. During the three months ended April 3, 2021, the Company completed the sale of certain real property assets resulting in approximately $0.7 million in net proceeds and an immaterial loss from the transaction.
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
Accounting for leases may require judgment, including determining whether a contract contains a lease, the incremental borrowing rates to utilize for leases without a stated implicit rate, the reasonably certain holding period for a leased asset, and the allocation of consideration to lease and non-lease components. The allocation of the lease and non-lease components for leases of durable tooling is based on the Company’s best estimate of standalone price.
Weighted average information about the Company’s lease portfolio as of April 3, 2021 was as follows:

Weighted-average remaining lease term	5.5 years
Weighted-average IBR	6.01%
Operating lease costs were as follows (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020
Operating lease costs
Fixed lease costs	$25,967	$27,930
Variable lease costs(1)	24,726	19,588

(1) Includes short-term lease costs, which are immaterial.
Cash and non-cash activities were as follows (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,019	$30,274

Right-of-use assets obtained in exchange for new operating lease liabilities	$5,704	$4,261

Future minimum lease payments under non-cancelable leases as of April 3, 2021 are as follows (in thousands):

Operating Leases
2021 (excluding the three months ended April 3, 2021)	$59,841
2022	72,420
2023	46,441
2024	35,189
2025	28,257
Thereafter	69,702
Total future minimum lease payments	311,850
Less: interest	48,136
Present value of future minimum lease payments	$263,714

As of April 3, 2021
Current portion of lease liabilities	$69,042
Long-term portion of lease liabilities	194,672
Total	$263,714

NOTE 10 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards (“RSUs”) and long-term incentive awards with performance conditions (“performance share units” or “PSUs”). Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger (as defined herein) with Ply Gem Parent, LLC (“Ply Gem”), on November 16, 2018 awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, RSUs, and PSUs. A portion of the Founders Awards was not granted under the Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan consisting of award agreements for select Founders Awards. However, these awards were subject to the same terms and provisions as awards of the same type granted under the Incentive Plan.
As of April 3, 2021, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of RSUs, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment through the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. As a general rule, option awards expire on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve.
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
Vesting of the PSUs granted in the Founders Awards is contingent upon the achievement of synergies captured from the Merger and continued employment. Based on achieved synergies during the period comprising the two fiscal years ended December 31, 2020, the Founders Awards will vest at 200% of target amounts, subject to continuing employment through the requisite service period ending on November 16, 2021. Vesting of the PSUs granted during the three months ended April 3, 2021 and April 4, 2020 are contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total shareholder return. The grant-date fair value of the PSUs granted during the three months ended April 3, 2021 and April 4, 2020 were determined by a Monte Carlo simulation.

Stock option awards
During the three months ended April 3, 2021 and April 4, 2020, we granted 0.5 million and 1.0 million stock options, respectively. The average grant date fair value of options granted during the three months ended April 3, 2021 and April 4, 2020 was $6.50 and $1.96 per share, respectively. There were forty-four thousand options with an intrinsic value of $0.1 million exercised during the three months ended April 3, 2021. No options were exercised during the three months ended April 4, 2020.
Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the three months ended April 3, 2021, we granted RSUs to key employees with a fair value of $8.5 million representing approximately 0.6 million shares. During the three months ended April 4, 2020, we granted RSUs to key employees with a fair value of $4.3 million, representing 0.9 million shares. During the three months ended April 3, 2021 and April 4, 2020, we granted PSUs with a total fair value of approximately $13.7 million and $5.3 million, respectively, to key employees.
Share-based compensation expense
During the three months ended April 3, 2021 and April 4, 2020, we recorded share-based compensation expense for all awards of $3.3 million and $3.4 million, respectively.
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

	Three Months Ended
	April 3, 2021	April 4, 2020
Numerator for Basic and Diluted Earnings Per Common Share
Net loss applicable to common shares	$(1,655)	$(542,073)
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	125,506	126,093
Common stock equivalents:
Employee stock options	—	—
PSUs and Performance Share Awards	—	—
Weighted average diluted number of common shares outstanding	125,506	126,093

Basic loss per common share	$(0.01)	$(4.30)
Diluted loss per common share	$(0.01)	$(4.30)

Incentive Plan securities excluded from dilution(1)	1,174	2,851
(1)Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share presented here excludes the income attributable to unvested restricted stock units from the numerator and excludes the dilutive impact of those shares from the denominator. Awards subject to the achievement of performance conditions or market conditions for which such conditions had been met at the end of any of the fiscal periods presented are included in the computation of diluted earnings per common share if their effect was dilutive.

NOTE 12 — WARRANTY
The Company offers a number of warranties associated with the products it sells. The specific terms and conditions of these warranties vary depending on the product sold. The Company’s warranty liabilities are undiscounted and adjusted for inflation based on third party actuarial estimates. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the Company periodically adjusts these provisions to reflect actual experience. Warranty costs are included within cost of goods sold. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. Separately, upon the sale of a weathertightness warranty in the Commercial segment, the Company records the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities on the consolidated balance sheets depending on when the revenues are expected to be recognized.
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the three months ended April 3, 2021 and April 4, 2020 (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020
Beginning balance	$216,230	$216,173
Acquisition	—	109
Warranties sold	644	662
Revenue recognized	(693)	(680)
Expense	8,827	9,051
Settlements	(8,138)	(9,507)
Ending balance	216,870	215,808
Less: current portion	24,617	26,920
Total warranty, less current portion	$192,253	$188,888
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
CENTRIA Benefit Plans — As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”) and which are closed to new participants. Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the CENTRIA Benefit Plans are invested in fixed income funds. CENTRIA also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”). Currently, the Company’s policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code.
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

The following tables set forth the components of the net periodic benefit cost, before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended
	April 3, 2021	April 4, 2020
Service cost	$14	$11
Interest cost	635	802
Expected return on assets	(1,360)	(1,398)
Amortization of prior service cost	16	16
Amortization of net actuarial loss	104	753
Net periodic benefit cost (income)	$(591)	$184

	OPEB Plans
	Three Months Ended
	April 3, 2021	April 4, 2020
Service cost	$4	$4
Interest cost	44	59
Amortization of net actuarial loss	18	27
Net periodic benefit cost	$66	$90
We expect to contribute $3.2 million to the Defined Benefit Plans and $0.7 million to OPEB Plans in the year ending December 31, 2021. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 14 — LONG-TERM DEBT
On April 15, 2021, the Company amended its Cash Flow Credit Agreement and ABL Credit Agreement and fully redeemed the 8.00% Senior Notes due April 2026, the details of which are discussed in Note 21 — Subsequent Events. The following disclosures reflect the Company’s debt structure and agreements in place as of April 3, 2021.
Debt is comprised of the following (in thousands):

	April 3, 2021	December 31, 2020
Term loan facility due April 2025	$2,491,563	$2,497,967
8.00% senior notes due April 2026	645,000	645,000
6.125% senior notes due January 2029	500,000	500,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(51,624)	(53,938)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,584,939	3,589,029
Less: current portion of long-term debt	25,600	25,600
Total long-term debt, less current portion	$3,559,339	$3,563,429
(1)Includes the unamortized discounts and unamortized deferred financing costs associated with the term loan facility, the 8.00% senior notes due April 2026, and the 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based revolving credit facilities of $1.5 million and $1.7 million as of April 3, 2021 and December 31, 2020, respectively, are classified in other assets on the consolidated balance sheets.

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
The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin of 3.75% per annum or (ii) an alternate base rate plus an applicable margin of 2.75% per annum. At April 3, 2021, the interest rates on the Current Term Loan Facility were as follows:

April 3, 2021
Interest rate	3.9%
Effective interest rate	6.51%
The Company entered into certain interest rate swap agreements during 2019 to convert a portion of its variable rate debt to fixed. See Note 17 — Fair Value of Financial Instruments and Fair Value Measurements.
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
Both the Current Term Loan Facility and Current Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
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
Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of April 3, 2021, the Company had the following in relation to the Current ABL Facility (in thousands):

April 3, 2021
Excess availability	$570,978
Revolving loans outstanding	—
Letters of credit outstanding	35,366
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
8.00% Senior Notes due April 2026
On April 12, 2018, Ply Gem Midco issued $645.0 million at a discount of 2.25% in aggregate principal amount of 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”). The 8.00% Senior Notes bear interest at 8.00% per annum and will mature on April 15, 2026. Interest is payable semi-annually in arrears on April 15 and October 15. The effective interest rate for the 8.00% Senior Notes was 8.64% as of April 3, 2021, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
On November 16, 2018, in connection with the consummation of the Merger, the Company entered into a supplemental indenture and assumed the obligations of Ply Gem Midco as issuer under the Indenture (as defined herein).
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
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021. The effective interest rate for the 6.125% Senior Notes was 6.33% as of April 3, 2021, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of April 3, 2021, the Company was in compliance with all covenants that were in effect on such date.
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
Ply Gem Holdings was acquired by CD&R Fund X and Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC and AIC Finance Partnership, L.P. (collectively, the “Golden Gate Investor Group”) and merged with Atrium on April 12, 2018.
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem, and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC (“CD&R”), pursuant to which, at the closing of the merger, Ply Gem would be merged with and into the Company, with the Company continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). The Merger was consummated on November 16, 2018 pursuant to the Merger Agreement.
Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into (i) a stockholders agreement (the “New Stockholders Agreement”) between the Company, and each of the CD&R Fund VIII Investor Group, CD&R Pisces Holdings, L.P., a Cayman Islands exempted limited partnership (“CD&R Pisces”, and together with the CD&R Fund VIII Investor Group, the “CD&R Investor Group”) and the Golden Gate Investor Group (together with the CD&R Investor Group, the “Investors”), pursuant to which the Company granted to the Investors certain governance, preemptive and subscription rights and (ii) a registration rights agreement (the “New Registration Rights Agreement”) between the Company and each of the Investors, pursuant to which the Company granted the Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of the Company’s Common Stock held by the Investors following the consummation of the Merger.
On August 25, 2020, the Company filed a shelf registration statement on Form S-3, declared effective by the SEC on September 2, 2020, registering the resale of shares of the Company’s Common Stock held by CD&R Pisces. The Company had previously registered the resale of shares of the Company’s Common Stock held by the CD&R Fund VIII Investor Group and the Golden Gate Investor Group.
Pursuant to the terms of the New Stockholders Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Old Stockholders Agreement. Pursuant to the terms of the New Registration Rights Agreement, the Company and the CD&R Fund VIII Investor Group terminated the Registration Rights Agreement, dated as of October 20, 2009, by and among the Company and the CD&R Fund VIII Investor Group.
As of April 3, 2021 and December 31, 2020, the CD&R Investor Group owned approximately 49.3% and 49.4% of the outstanding shares of the Company’s Common Stock, respectively.
NOTE 16 — STOCK REPURCHASE PROGRAM
On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to an aggregate of $50.0 million and an additional $50.0 million, respectively, of the Company’s outstanding Common Stock for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. Shares repurchased pursuant to the repurchase programs are usually retired. There is no time limit on the duration of the programs. Following repurchases made during the three months ended July 4, 2020, no authorized amount remained available under the program announced on October 10, 2017.

During the three months ended April 3, 2021 and April 4, 2020, there were no stock repurchases under the stock repurchase programs. As of April 3, 2021, $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the three months ended April 3, 2021 and April 4, 2020, the Company withheld approximately 0.1 million and thirty-eight thousand shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the three months ended April 3, 2021 and April 4, 2020, the Company cancelled approximately two thousand and thirty-eight thousand shares that had been previously withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The cancellations resulted in fifteen thousand and $0.3 million decreases in both treasury stock and additional paid in capital during the three months ended April 3, 2021 and April 4, 2020, respectively.
NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of April 3, 2021 and December 31, 2020, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At April 3, 2021, there were no borrowings outstanding under the Current ABL Facility and the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	April 3, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$2,491,563	$2,487,203	$2,497,967	$2,485,477
8.00% Senior Notes	645,000	667,575	645,000	674,025
6.125% Senior Notes	500,000	531,250	500,000	530,000
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of April 3, 2021 and December 31, 2020.
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
Interest rate swaps liability: Interest rate swap liability is based on cash flow hedge contracts that have fixed rate structures and are measured against market-based LIBOR yield curves. These interest rate swaps were classified within Level 2 of the fair value hierarchy because they were valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Foreign currency hedges: The fair value of the foreign currency forward contracts are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2).
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$286	$—	$—	$286
Mutual funds – Growth	564	—	—	564
Mutual funds – Blend	1,186	—	—	1,186
Mutual funds – Foreign blend	342	—	—	342
Mutual funds – Fixed income	—	149	—	149
Total short-term investments in deferred compensation plan(2)	2,378	149	—	2,527
Total assets	$2,378	$149	$—	$2,527

Liabilities:
Deferred compensation plan liability(2)	$—	$2,567	$—	$2,567
Foreign currency hedges(3)	—	678	—	678
Interest rate swap liability(4)	—	63,903	—	63,903
Total liabilities	$—	$67,148	$—	$67,148

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$349	$—	$—	$349
Mutual funds – Growth	487	—	—	487
Mutual funds – Blend	1,006	—	—	1,006
Mutual funds – Foreign blend	338	—	—	338
Mutual funds – Fixed income	—	153	—	153
Total short-term investments in deferred compensation plan(2)	2,180	153	—	2,333
Foreign currency hedge(3)	—	—	—	—
Total assets	$2,180	$153	$—	$2,333

Liabilities:
Deferred compensation plan liability(2)	$—	$2,339	$—	$2,339
Interest rate swap liability(4)	—	75,770	—	75,770
Total liabilities	$—	$78,109	$—	$78,109
(1)Unrealized holding gains (losses) for the three months ended April 3, 2021 and April 4, 2020 were $0.1 million and $(0.8) million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.

(3)In December 2020, the Company entered into forward contracts to hedge approximately $66.0 million of its 2021 non-functional currency inventory purchases. These forward contracts were established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The forward contracts are highly correlated to the changes in the U.S. dollar relative to the Canadian dollar. Unrealized gains and losses on these contracts are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. During the three months ended April 3, 2021, the Company realized a loss of approximately $(0.1) million within cost of goods sold in the consolidated statement of operations based on these cash flow hedges. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings.
(4)In May 2019, the Company entered into four-year interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s term loan secured variable debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment. There are three interest rate swaps that cover $500.0 million of notional debt each and fix the interest rate at 5.918%, 5.906% and 5.907%, respectively. The Company designated the interest rate swaps as qualifying hedging instruments and accounts for these derivatives as cash flow hedges. The interest rate swap liability is included within other long-term liabilities on the consolidated balance sheets. See the discussion in Note 21 — Subsequent Events for changes to the swaps on April 15, 2021 in connection with the Company’s debt refinancing transactions.
NOTE 18 — INCOME TAXES
Under FASB ASC 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date ordinary pre-tax book income (loss). In addition, the Company excludes jurisdictions with a projected loss for the year or the year-to-date ordinary loss where the Company cannot recognize a tax benefit from its estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax book income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense in future periods in accordance with ASC 740-270.
For the three months ended April 3, 2021, the Company’s estimated annual effective income tax of ordinary forecasted pre-tax book income was approximately 30.6%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. For the three months ended April 3, 2021, the effective tax rate was 91.8%, which varied from the annual effective tax rate due to discrete items recorded during the period, including interest recorded on unrecognized tax benefits, adjustments to state income tax rates, and stock compensation.
Valuation allowance
As of April 3, 2021, the Company remains in a valuation allowance position, in the amount of $11.9 million, against its deferred tax assets for certain state jurisdictions of certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.

Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences as well as interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the three months ended April 3, 2021, the tax reserves increased by approximately $0.2 million. The increase is primarily due to additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of April 3, 2021 was approximately $11.9 million and is recorded in other long-term liabilities in the consolidated balance sheet.
CARES Act
Under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that was signed into law on March 27, 2020, the Company elected to defer employer side social security payments for approximately $19.9 million as of December 31, 2020, $10 million of which is recorded in current liabilities on the consolidated balance sheet. Approximately $10 million of the deferral will be paid by December 31, 2021 and the remainder will be paid by December 31, 2022.
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
These operating segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance on a U.S. GAAP basis primarily upon operating income before corporate expenses.
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses, restructuring charges, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense and other income (expense).

The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020
Net sales:
Windows	$527,263	$448,450
Siding	316,391	241,043
Commercial	423,378	424,318
Total net sales	$1,267,032	$1,113,811
Operating income (loss):
Windows	$29,362	$(313,190)
Siding	27,528	(168,867)
Commercial	41,585	16,841
Corporate	(43,267)	(35,575)
Total operating income (loss)	55,208	(500,791)
Unallocated other expense, net	(56,071)	(59,296)
Loss before taxes	$(863)	$(560,087)

	April 3, 2021	December 31, 2020
Total assets:
Windows	$1,737,880	$1,717,032
Siding	2,116,233	2,123,615
Commercial	918,886	890,380
Corporate	755,307	747,463
Total assets	$5,528,306	$5,478,490

NOTE 20 — CONTINGENCIES
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. The Company regularly reviews the status of ongoing proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance.
Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of April 3, 2021.
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
MW Manufacturers Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the EPA under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study (“LCMS”) based on the investigations was submitted to the VDEQ for review and approval in September 2019. The VDEQ concurred with the LCMS and prepared a Statement of Basis, which was published for a 30-day public review and comment in April 2021. The Company has recorded a liability of $4.5 million for this MW site, of which $1.0 million is in other current liabilities in the Company’s consolidated balance sheet as of April 3, 2021.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party (“PRP”) at the site and has liability for investigation and remediation costs associated with the contamination. On May 17, 2019, KBP and an unrelated respondent, Kroy Industries, Inc., entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was submitted to EPA in November 2019 and approved in December 2019. RI Phase I field sampling and mobile laboratory analysis was initiated in Spring 2020. After a delay due to worsening conditions of the COVID-19 pandemic, Phase 2 of the R1 Phase field work is anticipated to resume in Q2 2021. The Company has recorded a liability of $4.4 million within other current liabilities in its consolidated balance sheet as of April 3, 2021. The Company will adjust our remediation liability in future periods, if necessary, as the RI/FS progresses or if additional requirements are imposed. The Company may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $3.9 million liability related to the settlement, of which $2.3 million is in other current liabilities in the Company’s consolidated balance sheet as of April 3, 2021.
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
Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020 the USITC opinion was published in the Federal Register, ceasing the Company’s requirement to pay the AD and CVD tariffs. The Company received full reimbursement for the $4.1 million in tariffs previously deposited with United States Customs and Border Protection and recorded a reduction in costs of sales during the fiscal year ended December 31, 2020. This matter has been appealed and the Company will continue to vigorously advocate its position that its import of FSS from BSM should not be subject to any CVD or AD tariffs.
NOTE 21 — SUBSEQUENT EVENTS
Debt Refinancing
In connection with the debt refinancing transactions described below, we incurred costs of approximately $3.5 million during the three months ended April 3, 2021, of which $3.0 million are associated with the modification/extinguishment of the debt instruments that would not qualify for capitalization upon completion of the debt refinancing transactions on April 15, 2021. As such, these non-capitalizable costs are recorded in selling, general and administrative expenses in the consolidated statement of operations for the three months ended April 3, 2021.
Cash Flow Credit Agreement
On April 15, 2021, the Company entered into a Second Amendment to Cash Flow Credit Agreement (the “Second Amendment"), among the Company, the several banks and other financial institutions party thereto (the "Cash Flow Lenders") and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), which amended the Cash Flow Credit Agreement to, among other things:
•Terminate $92.0 million of commitments by Cash Flow Lenders under the Company’s cash flow-based revolving credit facility of up to $115.0 million, maturing on April 12, 2023 (the “Existing Cash Flow Revolver”) and;
•Replace such commitments with $92.0 million of extended cash flow-based revolving commitments, maturing on April 12, 2026 (the “Extended Cash Flow Revolver” and together with the Existing Cash Flow Revolver, the “Cash Flow Revolver”).

On April 15, 2021, the Company entered into (i) a Third Amendment to Cash Flow Credit Agreement (the “Third Amendment”), among the Company, the subsidiary guarantors parties thereto, the Cash Flow Lenders party thereto and the Cash Flow Agent and (ii) an Increase Supplement (the “Increase Supplement”), between the Company and JPMorgan Chase Bank, N.A., as the increasing lender. The Third Amendment amended the Cash Flow Credit Agreement to, among other things, refinance the Company’s term loan facility in an original aggregate principal amount of $1,755.0 million (the “Existing Term Loan Facility”) with Tranche B Term Loans in an aggregate principal amount of approximately $2,491.6 million, maturing on April 12, 2028. The Increase Supplement supplemented the Cash Flow Credit Agreement to, among other things, increase the aggregate principal amount of the Tranche B Term Loan Facility by approximately $108.4 million (the “Incremental Tranche B Term Loans”), for a total principal amount of $2,600.0 million (the “Tranche B Term Loan Facility” and together with the Cash Flow Revolver, the “Cash Flow Facilities”). Proceeds of the Incremental Tranche B Term Loans were used, together with cash on hand, (i) for the redemption of all of the Existing Notes (as defined below) (the “Senior Notes Redemption”) and (ii) to pay any fees and expenses incurred in connection with the extension and refinancing of the Company’s senior credit facilities and the Senior Notes Redemption.
ABL Credit Agreement
On April 15, 2021, the Company entered into Amendment No. 6 to the ABL Credit Agreement, by and among the Company, the subsidiary borrowers party thereto, the several banks and financial institutions party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, which amended the ABL Credit Agreement in order to, among other things:
•Terminate the existing revolving commitments of each of the Extending ABL Credit Lenders (as defined in therein), originally maturing on April 12, 2023 (the “Existing ABL Commitments”); and
•Replace the Existing ABL Commitments with an extended revolving commitment of $611.0 million, maturing on April 12, 2026 (the “Extended ABL Commitments”).
Redemption of 8.00% Senior Notes
On April 15, 2021, the Company redeemed the outstanding $645 million aggregate principal amount of the 8.00% Senior Notes for $670.8 million using cash on hand and proceeds from the Incremental Tranche B Term Loans. The redemption is expected to result in a pre-tax loss on extinguishment of debt of $41.8 million during the three and six months ending July 3, 2021, comprising the make-whole premium of $25.8 million and the write-off of $16.0 million in unamortized deferred financing costs.
Interest Rate Swap Agreements
All the following interest rate swap transactions were completed in connection with the debt refinancing transactions on April 15, 2021. The Company terminated two swap contracts on an aggregate notional value of $1.0 billion. These contracts were due to mature in July 2023. The Company entered into two swap contracts (not designated as cash flow hedges) in which the Company will receive a fixed amount from the counterparties to offset an existing swap contract maturing in July 2023 on a notional value of $500 million that was not terminated but was de-designated as a cash flow hedge. The Company also entered into two interest rate swap contracts maturing in April 2026 on an aggregate notional value of $1.5 billion associated with the Tranche B Term Loan Facility and will pay fixed rates to the counterparties. These contracts are designated as cash flow hedges.
Acquisition
On April 30, 2021, the Company acquired Prime Windows LLC (“Prime”). Prime serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through borrowings under the Company’s existing credit facilities. We are in the process of allocating the purchase price to identifiable assets and liabilities. The Company expects Prime’s results to be reported within the Windows segment.

CORNERSTONE BUILDING BRANDS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
•our ability to make strategic acquisitions accretive to earnings and dispositions at favorable prices and terms;
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
•downgrades of our credit ratings;
•the effect of increased interest rates on our ability to service our debt; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), and other filings we make with the SEC.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in this report and the 2020 Form 10-K, and other risks described in documents subsequently filed by the Company from time to time with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
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
Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the #1 manufacturer of vinyl windows, vinyl siding, insulated metal panels, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes over 20,500 employees at manufacturing, distribution and office locations primarily in North America.

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
Markets We Serve
Our products are available across several large and attractive end markets, including residential new construction, repair and remodel and low-rise non-residential construction. We believe that there are favorable underlying fundamental factors that will drive long-term growth across the end markets in which we operate. We also believe that the ongoing COVID-19 pandemic, while still causing economic uncertainty worldwide, has driven strong demand for residential repair and remodel activity, residential new construction and select segments of the low-rise non-residential construction market, such as distribution, warehouse, healthcare and educational facilities in suburban regions; however, the COVID-19 pandemic has also caused challenges in other areas of non-residential construction, most notably in retail and commercial office facilities in densely populated urban centers, where we have minimal, if any, participation. We believe our business is well-positioned to benefit from broader societal and population trends favoring suburban regions, as employment and living preferences shift towards such regions.
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
COVID-19 Update
We experienced an overall decrease in customer demand across all our markets during 2020 as the COVID-19 pandemic caused temporary closures of non-life sustaining businesses delaying construction activity. Throughout this pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities as well as taken extraordinary measures and invested significantly in practices to protect the health and safety of our employees and our communities. During 2020, the Company quickly implemented a range of actions aimed at reducing costs and preserving liquidity. These actions included plant closures, permanent workforce reductions, employee furloughs, a hiring freeze, a deferral of annual wage raises, and reducing discretionary and non-essential expenses, such as consulting expenses. Additionally, we reduced capital expenditures to focus on key strategic initiatives, such as automation, product innovation, and critical maintenance items. We believe our business model, our existing balances of domestic cash and cash equivalents, availability under our revolving credit facilities, currently anticipated operating cash flows, and overall liquidity will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Three Months Ended
(Amounts in thousands)	April 3, 2021	April 4, 2020	$ change	% change
Net sales	$1,267,032	$1,113,811	153,221	13.8%
Gross profit	259,729	230,887	28,842	12.5%
% of net sales	20.5%	20.7%
Selling, general and administrative expenses	153,168	164,954	(11,786)	(7.1)%
% of net sales	12.1%	14.8%
Restructuring and impairment charges, net	1,838	13,835	(11,997)	(86.7)%
Strategic development and acquisition related costs	3,313	4,857	(1,544)	(31.8)%
Interest expense	56,499	54,835	1,664	3.0%
Net loss	(1,655)	(542,073)	540,418	(99.7)%
Net sales - Consolidated net sales for the three months ended April 3, 2021 increased by approximately 13.8% as compared to the same period last year. Approximately 9% of the increase was primarily driven by strong demand for residential products sold through the Windows and Siding segments, which made up 66.6% of total net sales for the quarter. Additionally, the Company realized favorable price/mix as a result of several price increases that were announced in response to rising commodity costs and other inflationary impacts.
Gross profit % of net sales - The Company’s gross profit percentage was 20.5% for the three months ended April 3, 2021, which was a 20 basis point decline over the three months ended April 4, 2020. As a result of the quick pace of recovery experienced across many end-markets, there has been a rapid rise in raw materials and many other manufacturing input costs. While we have responded by remaining disciplined with price leadership, the timing delay between when costs were incurred and when the price increase was realized compressed margins. Additionally, the pace and length of time we remain in an inflationary environment can have the effect of reducing gross profit margins. We remain focused on structurally improving our highly variable cost structure through cost-out initiatives. During the first quarter of 2021, we have realized approximately $17 million of year over year cost structure improvements.
Selling, general, and administrative expenses decreased 7.1% during the three months ended April 3, 2021, compared to the three months ended April 4, 2020. Effective management of near-term costs coupled with structural cost savings initiatives executed in 2020 in response to the COVID-19 pandemic drove the lower selling, general, and administrative expenses at April 3, 2021 as compared to April 4, 2020. Additionally, during the first quarter of 2021, we realized approximately $7 million of year over year savings from cost reduction initiatives.
Restructuring and impairment charges, net decreased $12.0 million during the three months ended April 3, 2021, compared to the three months ended April 4, 2020, primarily due to completion of operational and organizational actions taken in response to the COVID-19 pandemic.
Strategic development and acquisition related costs decreased $1.5 million during the three months ended April 3, 2021 compared to the three months ended April 4, 2020 as these activities have decreased.
Interest expense increased $1.7 million or 3.0% in the three months ended April 3, 2021 as compared to the three months ended April 4, 2020, primarily as a result of the $500 million bond offering completed in the third quarter of 2020 in order to preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic.
Consolidated provision (benefit) for income taxes was an expense of $0.8 million for the three months ended April 3, 2021 compared to a benefit of $18.0 million for the three months ended April 4, 2020. The effective tax rate for the three months ended April 3, 2021 was 91.8% compared to 3.2% for the three months ended April 4, 2020. The change in the effective tax rate was primarily driven by the improved financial results for the three months ended April 3, 2021 and the impact associated with the goodwill impairment recorded during the three months ended April 4, 2020.
Net loss was $1.7 million or $0.01 per diluted share for the three months ended April 3, 2021. Effective execution of our priorities, which included maintaining cost discipline, strengthening price leadership, driving operational excellence and investing in growth opportunities delivered improved profitability in the first quarter of 2021 as compared to the same period in the prior year.
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
One of the primary measurements used by management to measure the financial performance of each segment is Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; acquisition costs; non-cash charges; goodwill impairment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; and other items.
The presentation of segment results below includes a reconciliation of the changes for each segment reported in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone and Kleary Masonry, Inc. (“Kleary”), which the Company acquired on March 2, 2020. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Kleary acquisition or any integration costs. Pro forma balances are not necessarily indicative of operating results had the Kleary acquisition occurred on January 1, 2020 or of future results.
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
The following tables presents a comparison of net sales as reported to pro-forma net sales for Cornerstone as if the Kleary acquisition had occurred on January 1, 2020:

	Three months ended April 3, 2021			Three months ended April 4, 2020
(Amounts in thousands)	Reported	Acquisitions	Pro Forma	Reported	Acquisitions	Pro Forma
Net Sales
Windows	$527,263	$—	$527,263	$448,450	$—	$448,450
Siding	316,391	—	316,391	241,043	8,358	249,401
Commercial	423,378	—	423,378	424,318	—	424,318
Total Net Sales	$1,267,032	$—	$1,267,032	$1,113,811	$8,358	$1,122,169

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Three Months Ended
(Amounts in thousands)	April 3, 2021	April 4, 2020
Net sales	$1,267,032	$1,113,811
Impact of Kleary acquisition(1)	—	8,358
Pro forma net sales	$1,267,032	$1,122,169

Operating income (loss), GAAP	$55,208	$(500,791)
Restructuring and impairment charges, net	1,838	13,992
Strategic development and acquisition related costs	3,313	4,857
Goodwill impairment	—	503,171
Depreciation and amortization	72,615	69,769
Other (2)	6,174	5,213
Adjusted EBITDA	139,148	96,211

Impact of Kleary acquisition(1)	—	1,869
Pro Forma Adjusted EBITDA	$139,148	$98,080
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	11.0%	8.7%
(1)Reflects the net sales and Adjusted EBITDA of Kleary for the period January 1, 2020 to March 1, 2020.
(2)Primarily includes $3.3 million and $3.4 million of share based compensation for the three months ended April 3, 2021 and April 4, 2020, respectively; $3.0 million in costs for the three months ended April 3, 2021 associated with debt refinancing transactions; and $(0.6) million and $1.2 million of COVID-19 related costs for the three months ended April 3, 2021 and April 4, 2020, respectively.
Operating income (loss) for the three months ended April 3, 2021 increased to $55.2 million of operating income as compared to an operating loss of $500.8 million in the three months ended April 4, 2020 primarily as a result of a goodwill impairment of $503.2 million in the comparable period.
Adjusted EBITDA for the three months ended April 3, 2021 was $139.1 million or 11.0% of net sales, an improvement of 8.7% or 230 basis points from the pro forma period a year ago. The improvement was due to strong volumes in the residential end-markets of approximately $29 million, favorable SG&A of approximately $14 million primarily as a result of cost reduction actions taken in 2020 in response to the COVID-19 pandemic, and net manufacturing efficiencies of $3 million, partially offset by unfavorable price/mix, net of inflation, as a result of rising commodity costs and other inflationary impacts. These results represent the eighth consecutive quarter of year over year Adjusted EBITDA margin expansion and record first quarter earnings for the Company.

Windows

	Three Months Ended
(Amounts in thousands)	April 3, 2021	April 4, 2020
Net Sales	$527,263	$448,450

Operating income (loss), GAAP	$29,362	$(313,190)
Restructuring and impairment charges, net	932	1,466
Strategic development and acquisition related costs	—	16
Goodwill impairment	—	320,990
Depreciation and amortization	30,798	29,853
Other	(87)	1,713
Adjusted EBITDA	$61,005	$40,848
Adjusted EBITDA as a % of Net Sales	11.6%	9.1%

Net sales for the three months ended April 3, 2021 was 17.6% higher than the same period in the prior year, due to strong demand from residential end markets of approximately 15% coupled with favorable price/mix as a result of increased prices in response to rising commodity costs and other inflationary impacts.
Operating income (loss) for the three months ended April 3, 2021 increased to $29.4 million operating income, as compared to an operating loss of $313.2 million for the three months ended April 4, 2020, primarily due to a goodwill impairment in the comparable period.
Adjusted EBITDA was $61.0 million or 11.6% as a percent of net sales, an improvement of 250 basis points over the three months ended April 4, 2020, which is the eighth consecutive quarter of Adjusted EBITDA year over year margin expansion. Margin expansion over prior year was a result of the volume leverage from increased demand and benefits from cost savings initiatives.

Siding

	Three Months Ended
(Amounts in thousands)	April 3, 2021	April 4, 2020
Net Sales	$316,391	$241,043
Impact of Kleary acquisition(1)	—	8,358
Pro forma net sales	$316,391	$249,401

Operating income (loss), GAAP	$27,528	$(168,867)
Restructuring and impairment charges, net	141	1,091
Strategic development and acquisition related costs	323	21
Goodwill impairment	—	176,774
Depreciation and amortization	29,148	28,007
Other	(19)	(292)
Adjusted EBITDA	$57,121	$36,734

Impact of Kleary acquisition(1)	—	1,869
Pro Forma Adjusted EBITDA	$57,121	$38,603
Adjusted EBITDA as a % of Net Sales	18.1%	15.2%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	18.1%	15.5%

(1)Reflects the net sales and Adjusted EBITDA of Kleary for the period January 1, 2020 to March 1, 2020.
Net sales for the three months ended April 3, 2021 was 26.9% higher than the pro forma net sales in the same period a year ago. During the quarter, order momentum was strong as wholesale and retail demand outpaced prior year driving approximately 19% higher shipped volume and favorable price/mix as a result of increased prices in response to rising commodity costs and other inflationary impacts.
Operating income (loss) for the three months ended April 3, 2021 increased to $27.5 million operating income, as compared to an operating loss of $168.9 million for the three months ended April 4, 2020, primarily due to a goodwill impairment in the comparable period.
Adjusted EBITDA was $57.1 million or 18.1% as a percent of net sales, an improvement of 260 basis points as compared to the pro forma Adjusted EBITDA as a percent of pro forma net sales for the three months ended April 4, 2020. This was the eighth consecutive quarter of year over year margin expansion. Margin expansion over prior year was a result of the volume leverage from increased demand and benefits from cost savings initiatives, primarily in selling, general and administrative expenses.

Commercial

	Three Months Ended
(Amounts in thousands)	April 3, 2021	April 4, 2020
Net Sales	$423,378	$424,318

Operating income, GAAP	$41,585	$16,841
Restructuring and impairment charges, net	672	11,705
Strategic development and acquisition related costs	58	(105)
Goodwill impairment	—	5,407
Depreciation and amortization	11,360	10,901
Other	(257)	1,227
Adjusted EBITDA	$53,418	$45,976
Adjusted EBITDA as a % of Net Sales	12.6%	10.8%

Net sales for the three months ended April 3, 2021 of $423.4 million was essentially flat as compared to the same period a year ago due to unfavorable volume from three less ship days in the first quarter of 2021 as compared to the first quarter of 2020 offset by favorable price/mix as a of result of increased prices in response to rising commodity costs and other inflationary impacts.
Operating income for the three months ended April 3, 2021 was $41.6 million, an increase of $24.7 million or 146.9% compared to the three months ended April 4, 2020, due to approximately $14.0 million of lower selling, general and administrative expenses, $11.0 million of lower restructuring and impairment charges, improved manufacturing efficiencies and structural cost, $5.0 million of a goodwill impairment incurred in the comparable period offset by approximately $7.0 million of unfavorable price/mix, net of inflation and lower volume.
Adjusted EBITDA was $53.4 million or 12.6% as a percent of net sales, an improvement of 180 basis points over the same period a year ago. This was the eighth consecutive quarter of year over year margin expansion. Margin expansion over prior year was primarily due to realized benefits from cost reduction initiatives and manufacturing efficiencies.
Unallocated Operating Earnings (Losses), Interest, and Provision (Benefit) for Income Taxes

	Three Months Ended
(Amounts in thousands)	April 3, 2021	April 4, 2020
Statement of operations data:
SG&A expenses	$(40,334)	$(30,650)
Acquisition related expenses	(2,933)	(4,925)
Operating loss	$(43,267)	$(35,575)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended April 3, 2021 increased by $7.7 million or 21.6% compared to the three months ended April 4, 2020. The change is due primarily to the return of near-term expenses such as bonus and commission costs. Unallocated operating loss includes $3.3 million and $3.4 million of share-based compensation expense for the three months ended April 3, 2021 and April 4, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal source of funds is cash generated from operations, supplemented by borrowings against our asset-based lending and revolving credit facility. We typically invest our excess cash in various overnight investments that are issued or guaranteed by the U.S. federal government. Our cash, cash equivalents and restricted cash decreased from $680.5 million as of December 31, 2020 to $672.9 million as of April 3, 2021. The following table summarizes our consolidated cash flows for the three months ended April 3, 2021 and April 4, 2020 (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020
Net cash provided by (used in) operating activities	$20,031	$(2,224)
Net cash used in investing activities	(20,695)	(67,424)
Net cash provided by (used in) financing activities	(7,459)	453,268
Effect of exchange rate changes on cash and cash equivalents	585	(2,302)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,538)	381,318
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$672,940	$483,625
Operating Activities
The Company generated strong cash flow during the three months ended April 3, 2021, with cash flow from operations of $20.0 million, a cash generation improvement of $22.3 million over the three months ended April 4, 2020. The improvement was primarily driven by higher earnings in the period and the amount and timing of accrued sales and marketing and compensation-related expenses, partially offset by investments in working capital to support market demand.
The following table shows the impact of working capital items on cash during the three months ended April 3, 2021 and April 4, 2020, respectively (in thousands):

	Three Months Ended
	April 3, 2021	April 4, 2020	$ Change
Net cash (used in) provided by:
Accounts receivable	$(47,157)	$20,532	$(67,689)
Inventories	(62,028)	(20,724)	(41,304)
Accounts payable	49,424	12,461	36,963
Net cash (used in) provided by working capital items	$(59,761)	$12,269	$(72,030)

The use of cash for working capital between periods was due to inventories and accounts receivable, partially offset by accounts payable. The decrease in cash provided by accounts receivable and inventory was primarily driven by the rapid recovery in residential end-markets from the COVID-19 pandemic. See the Consolidated Statements of Cash Flows in the unaudited consolidated financial statements for additional information.
Investing Activities
Net cash used in investing activities was $20.7 million during the three months ended April 3, 2021 compared to $67.4 million used in investing activities during the three months ended April 4, 2020. During the three months ended April 3, 2021, we paid approximately $0.2 million toward acquisitions and we used $21.2 million for capital expenditures. In the three months ended April 4, 2020, we paid approximately $39.9 million, net of cash acquired, for the acquisition of Kleary and used $27.6 million for capital expenditures.
Financing Activities
Net cash used in financing activities was $7.5 million during the three months ended April 3, 2021 compared to $453.3 million provided by financing activities in the three months ended April 4, 2020. During the three months ended April 3, 2021, we received $0.5 million of proceeds from stock options exercised, paid quarterly installments of $6.4 million on the Current Term Loan and used $1.5 million for the purchases of shares that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.

During the three months ended April 4, 2020, we borrowed $40.0 million on our Current ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Current ABL Facility and $115.0 million on our Current Cash Flow Revolver to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic, paid $6.4 million on quarterly installments on our Current Term Loan and used $0.3 million for the purchases of shares that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
Debt
Below is a reconciliation of the Company’s net debt (in thousands) as of the dates indicated. Management considers net debt to be more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

	April 3, 2021	December 31, 2020
Asset-based revolving credit facility due April 2023	$—	$—
Term loan facility due April 2025	2,491,563	2,497,967
Cash flow revolver due April 2023	—	—
8.00% senior notes due April 2026	645,000	645,000
6.125% senior notes due January 2029	500,000	500,000
Total Debt	3,636,563	3,642,967
Less: cash and cash equivalents	666,717	674,255
Net Debt	$2,969,846	$2,968,712
On April 15, 2021, the Company fully redeemed its $645 million aggregate principal amount of 8.00% Senior Notes due 2026 using available cash from the balance sheet and net proceeds from its extended and upsized senior term loan facility. The Company successfully upsized and extended the maturity of its $2,492 million senior term loan facility due 2025 in the form of $2,600 million in Tranche B term loans due April 12, 2028. Additionally, the Company amended and refinanced its senior cash flow based and asset-based revolving credit facilities, extending the maturities to April 12, 2026.
In connection with the new Tranche B term loans, the Company also terminated its existing interest rate swaps and entered into two new swaps maturing in April 2026 on an aggregate notional value of $1.5 billion. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment.
We may not be successful in refinancing, extending the maturity or otherwise amending the terms of our outstanding indebtedness in the future because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.
For additional information, see Note 14 — Long-Term Debt, Note 17 — Fair Value of Financial Instruments and Fair Value Measurements and Note 21 — Subsequent Events in the notes to the unaudited consolidated financial statements.
Additional Liquidity Considerations
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. The following table summarizes key liquidity measures under the Current ABL Credit Agreement and the Current Cash Flow Credit Agreement in effect as of April 3, 2021 and December 31, 2020 (in thousands):

	April 3, 2021	December 31, 2020
Asset-based revolving credit facility due April 2023	$611,000	$611,000
Eligible borrowing base	611,000	568,000
Less: borrowings	—	—
Less: LCs outstanding and priority payables	40,000	40,000
Net ABL availability	571,000	528,000

Plus: Cash flow revolver due April 2023	115,000	115,000
Plus: cash and cash equivalents	666,717	674,255
Total Liquidity	$1,352,717	$1,317,255
We expect to contribute $3.2 million to the defined benefit plans and $0.7 million to the postretirement medical and life insurance plans in the year ending December 31, 2021.
On April 15, 2021, the Company fully redeemed its $645 million aggregate principal amount of 8.00% Senior Notes due 2026 using available cash from the balance sheet and net proceeds from its extended and upsized senior term loan facility, which reduced total liquidity. We expect that cash generated from operations and our availability under the ABL Credit Facility and Current Cash Flow Revolver will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2021 and expansion when needed. The Company expects total capital expenditures to be approximately 2.0% to 2.5% of net sales during fiscal 2021.
Our corporate strategy evaluates potential acquisitions that would provide additional synergies in our Windows, Siding and Commercial segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
On April 30, 2021, the Company acquired Prime Windows LLC (“Prime”). Prime serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through borrowings under the Company’s existing credit facilities.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On March 7, 2018, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding Common Stock. Under this repurchase programs, we are authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the three months ended April 3, 2021, there were no stock repurchases under the stock repurchase program. As of April 3, 2021, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 3, 2021, we were not involved in any material unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
Our contractual obligations principally includes obligations associated with our outstanding indebtedness, operating lease obligations and inventory purchase commitments. Contractual obligations did not materially change during the three months ended April 3, 2021, except for debt activity as disclosed in Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements and in Liquidity and Capital Resources — Financing Activities, and lease activity as disclosed in Note 9 — Leases in the notes to the unaudited consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to accounting for acquisitions, intangible assets and goodwill; warranty; and income taxes, which are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Windows and Siding Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 38.7% for the three months ended April 3, 2021 compared to the three months ended April 4, 2020.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the three months ended April 3, 2021, material costs (predominantly steel costs) constituted approximately 62% of our Commercial segment’s cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
With material costs (predominantly steel costs) accounting for approximately 62% of our Commercial segment's cost of sales for the three months ended April 3, 2021, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $2.1 million for our three months ended April 3, 2021. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At April 3, 2021, all of our forward contracts for commodities met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,675.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.7 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facility at April 3, 2021 and December 31, 2020 was approximately $2,487.2 million and $2,485.5 million, respectively, compared to a face value of approximately $2,491.6 million and $2,498.0 million, respectively. In May 2019, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. As of April 3, 2021, our cash flow hedge contracts had a fair value liability of $63.9 million and are recorded as a non-current liability on our consolidated balance sheet.
See Note 14 — Long-Term Debt and Note 21 - Subsequent Events in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income (loss) for the three months ended April 3, 2021 and April 4, 2020 was $0.3 million and $(3.1) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three months ended April 3, 2021 and April 4, 2020 was $6.1 million and $(9.6) million, respectively.
The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement loss was $0.3 million and $1.0 million for the three months ended April 3, 2021 and April 4, 2020, respectively.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 3, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 20 — Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended April 3, 2021:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
January 1, 2021 to January 30, 2021	1,576	$9.28	—	$49,145
January 31, 2021 to February 27, 2021	—	—	—	49,145
February 28, 2021 to April 3, 2021	110,292	13.84	—	49,145
Total	111,868	13.78	—
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
(2)On March 7, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. As of April 3, 2021, approximately $49.1 million remained available for stock repurchases under the program.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*†10.1	Employment Agreement entered into as of February 25, 2021, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Alena S. Brenner
10.2
Second Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.3
Third Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.4
Increase Supplement to Cash Flow Credit Agreement, dated as of April 15, 2021, between the Company and the increasing lender party thereto (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.5
Amendment No. 5 to ABL Credit Agreement, dated as of September 4, 2020, by and among the Company, the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.6
Amendment No. 6 to ABL Credit Agreement, dated as of April 15, 2021, by and among Cornerstone Building Brands, Inc., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†*	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: May 11, 2021	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: May 11, 2021	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer