Form 10-Q
period 2021-07-03
Cornerstone Building Brands, Inc.
filed 2021-08-04
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2021

or

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

Common Stock, $0.01 par value - 126,051,017 shares as of July 27, 2021.

i

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Sales	$1,400,121	$1,084,936	$2,667,153	$2,198,747
Cost of sales	1,088,393	830,205	2,095,696	1,713,129
Gross profit	311,728	254,731	571,457	485,618
Selling, general and administrative expenses	163,518	134,371	316,686	299,325
Intangible asset amortization	46,809	45,240	93,011	90,101
Restructuring and impairment charges, net	4,652	15,411	6,490	29,246
Strategic development and acquisition related costs	(61)	784	3,252	5,641
Goodwill impairment	—	—	—	503,171
Income (loss) from operations	96,810	58,925	152,018	(441,866)
Interest income	23	341	140	679
Interest expense	(47,458)	(52,384)	(103,957)	(107,219)
Foreign exchange gain (loss)	229	2,025	203	(2,112)
Loss on extinguishment of debt	(42,234)	—	(42,234)	—
Other income (expense), net	493	660	830	(2)
Income (loss) before income taxes	7,863	9,567	7,000	(550,520)
Benefit for income taxes	(1,064)	(17,332)	(272)	(35,346)
Net income (loss)	8,927	26,899	7,272	(515,174)
Net income allocated to participating securities	(123)	(442)	(93)	—
Net income (loss) applicable to common shares	$8,804	$26,457	$7,179	$(515,174)
Income (loss) per common share:
Basic	$0.07	$0.21	$0.06	$(4.09)
Diluted	$0.07	$0.21	$0.06	$(4.09)
Weighted average number of common shares outstanding:
Basic	125,863	125,754	125,683	125,927
Diluted	126,841	125,755	126,469	125,927
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Comprehensive income (loss):
Net income (loss)	$8,927	$26,899	$7,272	$(515,174)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	4,589	8,566	10,663	(997)
Unrealized gain (loss) on derivative instruments, net of income tax of $891, $1,182, $(1,799) and $13,214, respectively	(5,055)	(3,729)	4,121	(41,905)
Amount reclassified from Accumulated other comprehensive income (loss) into earnings	6,669	—	6,669	—
Other comprehensive income (loss)	6,203	4,837	21,453	(42,902)
Comprehensive income (loss)	$15,130	$31,736	$28,725	$(558,076)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$88,978	$674,255
Restricted cash	6,224	6,223
Accounts receivable, less allowances of $10,340 and $13,313, respectively	613,193	554,649
Inventories, net	549,736	431,937
Income taxes receivable	46,358	39,379
Investments in debt and equity securities, at market	2,695	2,333
Prepaid expenses and other	88,942	77,751
Assets held for sale	390,025	4,644
Total current assets	1,786,151	1,791,171
Property, plant and equipment, less accumulated depreciation of $593,555 and $644,308, respectively	568,901	631,821
Lease right-of-use assets	272,366	264,107
Goodwill	1,107,758	1,194,729
Intangible assets, net	1,488,426	1,584,604
Deferred income taxes	2,178	1,867
Other assets, net	28,283	10,191
Total assets	$5,254,063	$5,478,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,000	$25,600
Accounts payable	266,067	211,441
Accrued compensation and benefits	75,966	81,548
Accrued interest	21,406	25,485
Accrued income taxes	6,560	5,060
Current portion of lease liabilities	68,198	70,125
Other accrued expenses	280,236	247,893
Liabilities held for sale	75,927	—
Total current liabilities	820,360	667,152
Long-term debt	3,180,759	3,563,429
Deferred income taxes	233,602	269,792
Long-term lease liabilities	205,530	198,875
Other long-term liabilities	334,565	337,437
Total long-term liabilities	3,954,456	4,369,533
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 126,072,088 and 126,051,017 shares issued and outstanding at July 3, 2021, respectively; and 125,425,931 and 125,400,599 shares issued and outstanding at December 31, 2020, respectively	1,261	1,255
Additional paid-in capital	1,265,887	1,257,262
Accumulated deficit	(757,413)	(764,685)
Accumulated other comprehensive loss, net	(30,064)	(51,517)
Treasury stock, at cost (21,071 and 25,332 shares at July 3, 2021 and December 31, 2020, respectively)	(424)	(510)
Total stockholders’ equity	479,247	441,805
Total liabilities and stockholders’ equity	$5,254,063	$5,478,490
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2021	July 4, 2020
Cash flows from operating activities:
Net income (loss)	$7,272	$(515,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	145,901	140,480
Non-cash interest expense	10,924	4,593
Share-based compensation expense	8,593	8,543
Loss on extinguishment of debt	42,234	—
Goodwill impairment	—	503,171
Asset impairment	3,988	3,490
Loss on sale of assets, net	—	169
Provision for credit losses	1,428	252
Deferred income taxes	(24,758)	(48,190)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(119,813)	(24,844)
Inventories	(176,077)	36,872
Income taxes	(6,979)	12,226
Prepaid expenses and other	(15,960)	9,782
Accounts payable	73,627	(7,818)
Accrued expenses	38,347	(53,834)
Other, net	(448)	(2,756)
Net cash provided by (used in) operating activities	(11,721)	66,962
Cash flows from investing activities:
Acquisitions, net of cash acquired	(94,383)	(41,841)
Capital expenditures	(47,643)	(47,609)
Proceeds from sale of property, plant and equipment	715	114
Net cash used in investing activities	(141,311)	(89,336)
Cash flows from financing activities:
Proceeds from ABL facility	160,000	345,000
Payments on ABL facility	—	(30,000)
Proceeds from cash flow revolver	—	115,000
Proceeds from term loan	108,438	—
Payments on term loan	(12,905)	(12,810)
Payments on senior notes	(670,800)	—
Payments of financing costs	(13,187)	—
Purchases of treasury stock	—	(6,428)
Payments on derivative financing obligations	(2,848)	—
Other	(61)	(467)
Net cash provided by (used in) financing activities	(431,363)	410,295
Effect of exchange rate changes on cash and cash equivalents	(881)	(508)
Net increase (decrease) in cash, cash equivalents and restricted cash	(585,276)	387,413
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$95,202	$489,720
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$102,045	$101,142
Taxes paid, net	$23,968	$1,109
 See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Fiscal Quarters	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, April 3, 2021	125,807,655	$1,258	$1,260,946	$(766,340)	$(36,267)	(131,363)	$(1,950)	$457,647
Retirement of treasury shares	(110,292)	(1)	(1,525)	—	—	110,292	1,526	—
Issuance of restricted stock	257,991	3	(3)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	101,514	1	993	—	—	—	—	994
Other comprehensive income	—	—	—	—	6,203	—	—	6,203
Share-based compensation	—	—	5,291	—	—	—	—	5,291
Net income	—	—	—	8,927	—	—	—	8,927
Balance, July 3, 2021	126,072,088	$1,261	$1,265,887	$(757,413)	$(30,064)	(21,071)	$(424)	$479,247

Balance, April 4, 2020	126,167,645	$1,262	$1,251,252	$(823,980)	$(80,137)	(25,332)	$(509)	$347,888
Treasury stock purchases	—	—	—	—	—	(1,129,085)	(6,568)	(6,568)
Retirement of treasury shares	(1,128,767)	(11)	(6,555)	—	—	1,128,767	6,566	—
Issuance of restricted stock	84,110	1	(1)	—	—	—	—	—
Other comprehensive income	—	—	—	—	4,837	—	—	4,837
Share-based compensation	—	—	5,156	—	—	—	—	5,156
Net income	—	—	—	26,899	—	—	—	26,899
Balance, July 4, 2020	125,122,988	$1,252	$1,249,852	$(797,081)	$(75,300)	(25,650)	$(511)	$378,212
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2020	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(111,868)	(1,541)	(1,541)
Retirement of treasury shares	(111,868)	(1)	(1,540)	—	—	111,868	1,541	—
Issuance of restricted stock	596,930	6	(6)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	145,875	1	1,479	—	—	—	—	1,480
Other comprehensive income	—	—	—	—	21,453	—	—	21,453
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	8,593	—	—	—	—	8,593
Net income	—	—	—	7,272	—	—	—	7,272
Balance, July 3, 2021	126,072,088	$1,261	$1,265,887	$(757,413)	$(30,064)	(21,071)	$(424)	$479,247

Balance, December 31, 2019	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(1,166,879)	(6,895)	(6,895)
Retirement of treasury shares	(1,166,973)	(12)	(6,883)	—	—	1,166,973	6,895	—
Issuance of restricted stock	179,961	2	(2)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(42,902)	—	—	(42,902)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	8,543	—	—	—	—	8,543
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(515,174)	—	—	—	(515,174)
Balance, July 4, 2020	125,122,988	$1,252	$1,249,852	$(797,081)	$(75,300)	(25,650)	$(511)	$378,212
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2021
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2021 through July 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
 Certain reclassifications have been made to the prior period amounts in the consolidated financial statements to conform to the current presentation.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	July 3, 2021	December 31, 2020
Cash and cash equivalents	$88,978	$674,255
Restricted cash(1)	6,224	6,223
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$95,202	$680,478
(1)Restricted cash primarily relates to escrow balances held for an outstanding earn-out agreement and other indemnification agreements.
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
The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to us by our customers. Such provisions are included in selling, general and administrative expenses. In establishing these reserves, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for credit losses reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted, and/or any legal action taken by the Company has concluded.

The following table represents the rollforward of the allowance for credit losses for the periods indicated (in thousands):

	Six Months Ended
	July 3, 2021	July 4, 2020
Ending balance, prior period	$13,313	$9,962
Cumulative effect of accounting change(1)	—	678
Provision for expected credit losses	1,428	252
Amounts charged against allowance for credit losses, net of recoveries	(750)	(2,076)
Held for sale adjustment	(3,651)	—
Allowance for credit losses of acquired company at date of acquisition	—	810
Ending balance	$10,340	$9,626
(1)Cumulative effect of accounting change reflects the modified retrospective effect of adopting ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
Net Sales
The Company enters into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. Given the nature of the Company's sales arrangements, we are not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. Revenue is generally recognized when the product has shipped from our facility and control has transferred to the customer. For a portion of our business, when we process customer owned material, control is deemed to transfer to the customer as the processing is being completed.
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

The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Windows Net Sales Disaggregation:
Vinyl windows	$548,590	$398,843	$1,045,607	$817,865
Aluminum windows	21,636	19,806	41,916	39,282
Other	9,518	9,626	19,484	19,578
Total	$579,744	$428,275	$1,107,007	$876,725

Siding Net Sales Disaggregation:
Vinyl siding	$175,873	$131,426	$326,102	$240,974
Metal	79,500	64,424	150,593	117,090
Injection molded	21,680	15,857	39,289	29,096
Stone	23,803	22,201	43,634	41,011
Other products & services(1)	61,331	51,341	118,960	98,121
Total	$362,187	$285,249	$678,578	$526,292

Commercial Net Sales Disaggregation:
Metal building products	$318,856	$269,088	$618,794	$561,524
Insulated metal panels	89,683	72,093	175,286	171,322
Metal coil coating	49,651	30,231	87,488	62,884
Total	$458,190	$371,412	$881,568	$795,730

Total Net Sales:	$1,400,121	$1,084,936	$2,667,153	$2,198,747
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform, and may be adopted as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing to apply the amendments.

NOTE 3 — ACQUISITIONS
2021 Acquisition
On April 30, 2021, the Company acquired Prime Windows LLC (“Prime Windows”) for total consideration of $93.0 million, exclusive of a $2.0 million working capital adjustment which has not been finalized as of July 3, 2021. Prime Windows serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through borrowings under the Company’s existing credit facilities. Prime Windows’ results are reported within the Windows segment.
The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$997
Accounts receivable	5,500
Inventories	4,295
Prepaid expenses and other current assets	823
Property, plant and equipment	2,000
Lease right of use assets	2,637
Intangible assets (trade names/customer relationships)	52,700
Goodwill	31,770
Other assets	50
Total assets acquired	100,772
Liabilities assumed:
Accounts payable	1,676
Other accrued expenses	1,429
Lease liabilities	2,637
Total liabilities assumed	5,742
Net assets acquired	$95,030
The $31.8 million of goodwill was allocated to the Windows segment and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
During the three and six months ended July 3, 2021, the Company incurred $0.7 million of acquisition-related costs for Prime Windows, $0.3 million of which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
Due to the recent closing of the transaction, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessments of the fair value of acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of accounts receivable, inventories, prepaid expenses, property, plant and equipment, lease right of use assets, goodwill, intangible assets, other assets, accounts payable, other accrued expenses, deferred income taxes and lease liabilities.
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
The $12.5 million of goodwill from the Kleary acquisition was allocated to the Siding segment and will be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized. The fair value of all assets acquired and liabilities assumed was finalized during the first quarter of 2021.
Strategic development and acquisition related costs in the consolidated statements of operations for the three and six months ended July 3, 2021 included a reduction of $4.2 million to the previously estimated accrual to reflect the final contingent earnout for the Kleary acquisition at approximately $5.4 million.
Unaudited Pro Forma Financial Information
During the three and six months ended July 3, 2021, Prime Windows contributed net sales of $13.0 million and net income of $0.7 million which has been included within the Company’s consolidated statement of operations. The following table provides unaudited supplemental pro forma results for Cornerstone for the three and six months ended July 3, 2021 and July 4, 2020 as if the Prime Windows and Kleary acquisitions had occurred on January 1, 2020 (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$1,406,296	$1,098,542	$2,691,089	$2,234,251
Net income (loss) applicable to common shares	9,609	28,649	9,827	(510,707)
Net income (loss) per common share:
Basic	$0.08	$0.23	$0.08	$(4.06)
Diluted	$0.08	$0.23	$0.08	$(4.06)
The unaudited supplemental pro forma financial information was prepared based on the historical information of Cornerstone, Prime Windows and Kleary. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the Prime Windows and Kleary acquisitions occurred on January 1, 2020 or of future results.

NOTE 4 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses (“SG&A”), manufacturing costs and to optimize the Company’s combined manufacturing footprint. During the six months ended July 3, 2021, the Company incurred restructuring charges of $1.0 million, $0.2 million and $3.0 million in the Windows, Siding and Commercial segments, respectively, and $2.3 million in restructuring charges at Corporate headquarters. Restructuring charges incurred to date since the current restructuring initiatives began in 2019 are $58.8 million. The following table summarizes the costs related to those restructuring plans for the three and six months ended July 3, 2021 and costs incurred to date since inception of those initiatives and programs (in thousands):

	Three Months Ended	Six Months Ended	Costs Incurred to Date
	July 3, 2021	July 3, 2021	(Since inception)
Severance	$1,157	$2,479	$38,710
Asset impairments	3,495	3,988	11,856
Gain on sale of facilities, net	—	—	(1,298)
Other restructuring costs	—	23	9,559
Total restructuring costs	$4,652	$6,490	$58,827
For the three and six months ended July 3, 2021, total restructuring costs are recorded within restructuring and impairment costs in the consolidated statements of operations. The asset impairments of $4.0 million for the six months ended July 3, 2021 primarily included assets held for sale that were recorded at fair value less cost to sell, which was less than the assets’ carrying amount, and the write-off of previously capitalized software development costs.
The following table summarizes our severance liability, included within other accrued expenses on the consolidated balance sheets, and cash payments made pursuant to the restructuring plans from inception through July 3, 2021 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	4,294	2,705	16,561	3,013	26,573
Cash payments	(4,406)	(2,352)	(14,570)	(4,346)	(25,674)
Balance, December 31, 2020	$306	$835	$1,991	$430	$3,562
Costs incurred	674	131	1,517	157	2,479
Cash payments	(774)	(802)	(1,611)	(587)	(3,774)
Balance, July 3, 2021	$206	$164	$1,897	$—	$2,267
We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months and we may incur future additional restructuring charges associated with these plans.

NOTE 5 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2019	$714,023	$807,280	$148,291	$1,669,594
Goodwill recognized from acquisition	—	12,539	—	12,539
Impairment(1)	(320,990)	(176,774)	(5,407)	(503,171)
Currency translation	3,991	10,000	—	13,991
Purchase accounting adjustments from prior year acquisitions	—	1,776	—	1,776
Balance, December 31, 2020	$397,024	$654,821	$142,884	$1,194,729
Goodwill recognized from acquisitions	31,770	122	—	31,892
Asset held for sale adjustment	—	—	(121,464)	(121,464)
Currency translation	1,487	1,114	—	2,601
Balance, July 3, 2021	$430,281	$656,057	$21,420	$1,107,758
(1)Goodwill impairment charges occurred during the quarter ended April 4, 2020 as a result of a decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic.
NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	July 3, 2021	December 31, 2020
Raw materials	$311,231	$241,353
Work in process and finished goods	238,505	190,584
Total inventory	$549,736	$431,937
 As of July 3, 2021, the Company had inventory purchase commitments of $73.6 million.

NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of July 3, 2021 and December 31, 2020 (in thousands). Intangible assets that are fully amortized have been removed from the disclosures.

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of July 3, 2021
Amortized intangible assets:
Trademarks/Trade names	5	–	15	7	$233,267	$(62,953)	$170,314
Customer lists and relationships	7	–	20	9	1,717,411	(399,299)	1,318,112
Total intangible assets				9	$1,950,678	$(462,252)	$1,488,426

As of December 31, 2020
Amortized intangible assets:
Trademarks/Trade names	5	–	15	8	$248,155	$(51,722)	$196,433
Customer lists and relationships	7	–	20	9	1,758,611	(370,440)	1,388,171
Total intangible assets				9	$2,006,766	$(422,162)	$1,584,604
The Company expects to recognize amortization expense over the next five fiscal years as follows (in thousands):

2021	$91,068
2022	181,971
2023	181,971
2024	181,689
2025	181,118
NOTE 8 — ASSETS AND LIABILITIES HELD FOR SALE
An asset or business is classified as held for sale when: (i) management has the authority and commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell has been initiated; (iv) the sale is probable within one year; (v) the asset is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell, and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the fair value less cost to sell. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.
In June 2021, we entered into definitive agreements to sell our insulated metal panels (IMP) business for $1.0 billion in cash and roll-up sheet door (DBCI) business for $168 million in cash within the Commercial segment. The transactions are expected to close in the second half of 2021, subject to regulatory approval and other customary closing conditions. We determined that the assets and liabilities associated with each of these transactions met the held for sale criteria during the three months ended July 3, 2021. Accordingly, the respective assets and liabilities were classified in the consolidated balance sheet at July 3, 2021 as held for sale. Additionally, we ceased recording depreciation and amortization for the held for sale assets upon meeting the held for sale criteria. The transactions do not represent strategic shifts that will have a major effect on our operations and financial results, so they are not presented as discontinued operations. We determined the estimated fair value of these transactions based on the sales price defined by each respective definitive agreement. The estimated fair value less cost to sell exceeds the respective carrying amount for the IMP and DBCI businesses, therefore no impairment was recognized in the three months ended July 3, 2021.

The following table reconciles the carrying amounts of major classes of assets and liabilities that are classified as held for sale in the consolidated balance sheets (in thousands):

	July 3, 2021	December 31, 2020
Carrying amounts of major classes of assets held for sale:
Accounts receivable, net	$65,812	$—
Inventories, net	62,755	—
Prepaid expenses and other	5,507	—
Total current assets	134,074	—
Property, plant and equipment, net	62,473	4,644
Lease right-of-use assets	10,134	—
Goodwill	121,464	—
Intangible assets, net	60,623	—
Other assets	1,257	—
Total assets held for sale	$390,025	$4,644

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$20,672	$—
Accrued compensation and benefits	7,399	—
Short-term lease liabilities	2,929	—
Other accrued expenses	19,224	—
Total current liabilities	50,224	—
Deferred income taxes	14,372	—
Long-term lease liabilities	8,490	—
Other long-term liabilities	2,841	—
Total non-current liabilities	25,703	—
Total liabilities held for sale	$75,927	$—

There were no asset sales completed in the three months ended July 3, 2021. During the six months ended July 3, 2021, the Company completed the sale of certain real property assets resulting in approximately $0.7 million in net proceeds and an immaterial loss from the transaction.
Due to uncertainties in the estimation process, actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of real property assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate.
NOTE 9 — LEASES
The Company leases certain manufacturing, warehouse and distribution locations, vehicles and equipment, including fleet vehicles. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of which are real estate agreements in which future increases in rent are based on an index. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company accounts for lease and non-lease components as a single lease component for all leases other than leases of durable tooling. The Company excludes leases with an initial term of 12 months or less from the consolidated balance sheets and recognizes related lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at the commencement date of the leases. Few of the Company’s lease contracts provide a readily determinable implicit rate. For these contracts, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

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
Weighted average information about the Company’s lease portfolio as of July 3, 2021 was as follows:

Weighted-average remaining lease term	6.0 years
Weighted-average IBR	5.91%
Operating lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Operating lease costs
Fixed lease costs	$27,258	$29,033	$53,225	$56,963
Variable lease costs(1)	28,062	15,587	52,788	35,175
(1)Includes short-term lease costs, which are immaterial
Cash and non-cash activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22,721	$25,114	$49,740	$55,388

Right-of-use assets obtained in exchange for new operating lease liabilities	$11,811	$12,609	$17,515	$16,870
Future minimum lease payments under non-cancelable leases as of July 3, 2021 are as follows (in thousands):

Operating Leases
2021 (excluding the six months ended July 3, 2021)	$39,785
2022	78,733
2023	53,181
2024	41,470
2025	34,485
Thereafter	94,170
Total future minimum lease payments	341,824
Less: interest	56,677
Present value of future minimum lease payments	$285,147

As of July 3, 2021
Liabilities held for sale	$11,419
Current portion of lease liabilities	68,198
Long-term portion of lease liabilities	205,530
Total	$285,147

NOTE 10 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards (“RSUs”) and long-term incentive awards with performance conditions (“performance share units” or “PSUs”). Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger (as defined herein) with Ply Gem Parent, LLC (“Ply Gem”), on November 16, 2018 awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, RSUs, and PSUs. A portion of the Founders Awards was not granted under the Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan. These Founders Awards were subject award agreements with the same terms and provisions as awards of the same type granted under the Incentive Plan.
As of July 3, 2021, and for all periods presented, the Founders Awards and our share-based awards under the Incentive Plan have consisted of RSUs, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment through the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. As a general rule, option awards expire on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve.
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
Vesting of the PSUs granted as part of the Founders Awards is contingent upon the achievement of synergies captured from the Merger and continued employment. Based on achieved synergies during the period comprising the two fiscal years ended December 31, 2020, the Founders Awards will vest at 200% of target amounts, subject to continuing employment through the requisite service period ending on November 16, 2021. Vesting of the PSUs granted under the Incentive Plan during the six months ended July 3, 2021 and July 4, 2020 are contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total shareholder return. The grant-date fair value of the PSUs granted during the six months ended July 3, 2021 and July 4, 2020 were determined by a Monte Carlo simulation.
Stock option awards
During the six months ended July 3, 2021 and July 4, 2020, we granted 0.6 million and 1.0 million stock options, respectively. The average grant date fair value of options granted during the six months ended July 3, 2021 and July 4, 2020 was $6.50 and $1.96 per share, respectively. There were 0.1 million options with an intrinsic value of $0.7 million exercised during the six months ended July 3, 2021 and cash received from the options exercised was $1.5 million. No options were exercised during the six months ended July 4, 2020.
Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the six months ended July 3, 2021, we granted RSUs to key employees with a fair value of $11.6 million representing approximately 0.8 million shares. During the six months ended July 4, 2020, we granted RSUs to key employees with a fair value of $6.1 million, representing 1.3 million shares. During the six months ended July 3, 2021 and July 4, 2020, we granted PSUs with a total fair value of approximately $14.4 million and $5.4 million, respectively, to key employees.
Share-based compensation expense
During the three and six months ended July 3, 2021, we recorded share-based compensation expense for all awards of $5.3 million and $8.6 million, respectively. During the three and six months ended July 4, 2020, we recorded share-based compensation expense for all awards of $5.2 million and $8.5 million, respectively.

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

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$8,804	$26,457	$7,179	$(515,174)
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	125,863	125,754	125,683	125,927
Common stock equivalents:
Employee stock options	978	1	786	—
PSUs and Performance Share Awards	—	—	—	—
Weighted average diluted number of common shares outstanding	126,841	125,755	126,469	125,927

Basic income (loss) per common share	$0.07	$0.21	$0.06	$(4.09)
Diluted income (loss) per common share	$0.07	$0.21	$0.06	$(4.09)

Incentive Plan securities excluded from dilution(1)	130	4,358	216	3,338
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the six months ended July 3, 2021 and July 4, 2020 (in thousands):

	Six Months Ended
	July 3, 2021	July 4, 2020
Beginning balance	$216,230	$216,173
Acquisition	162	109
Held for sale adjustments	(2,256)	—
Warranties sold	1,158	1,231
Revenue recognized	(1,391)	(1,364)
Expense	15,674	15,468
Settlements	(15,137)	(15,712)
Ending balance	214,440	215,905
Less: current portion	26,702	26,375
Total warranty, less current portion	$187,738	$189,530
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

The following tables set forth the components of the net periodic benefit cost, before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Service cost	$13	$11	$27	$23
Interest cost	636	802	1,271	1,603
Expected return on assets	(1,359)	(1,398)	(2,719)	(2,795)
Amortization of prior service cost	16	16	32	31
Amortization of net actuarial loss	104	753	208	1,504
Net periodic benefit cost (income)	$(590)	$184	$(1,181)	$366

	OPEB Plans
	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Service cost	$5	$4	$9	$8
Interest cost	45	59	89	118
Amortization of net actuarial loss	17	27	35	54
Net periodic benefit cost	$67	$90	$133	$180
We expect to contribute $3.2 million to the Defined Benefit Plans and $0.7 million to OPEB Plans in the year ending December 31, 2021. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 14 — LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	July 3, 2021	December 31, 2020
Asset-based revolving credit facility due April 2026	$160,000	$—
Term loan facility due April 2028	2,593,500	2,497,967
8.00% senior notes due April 2026	—	645,000
6.125% senior notes due January 2029	500,000	500,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(46,741)	(53,938)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,206,759	3,589,029
Less: current portion of long-term debt	26,000	25,600
Total long-term debt, less current portion	$3,180,759	$3,563,429
(1)Includes the unamortized discounts and unamortized deferred financing costs associated with the term loan facility, the 8.00% senior notes due April 2026 (included in December 31, 2020 balance only as the notes were redeemed in full in April 2021), and the 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based and revolving credit facilities of $1.5 million and $1.7 million as of July 3, 2021 and December 31, 2020, respectively, are classified in other assets on the consolidated balance sheets.
Term Loan Facility due April 2028 and Cash Flow Revolver
On April 12, 2018, Ply Gem Midco entered into a Cash Flow Agreement (the "Current Cash Flow Credit Agreement"), which provides for (i) a term loan facility (the “Existing Term Loan Facility”) in an original aggregate principal amount of $1,755.0 million, issued with a discount of 0.5%, and (ii) a cash flow-based revolving credit facility (the “Existing Cash Flow Revolver” and together with the Existing Term Loan Facility, the “Existing Cash Flow Facilities”) of up to $115.0 million.

On November 16, 2018, the Company entered into an incremental term loan facility in connection with the Merger, which increased the aggregate principal amount of the Existing Term Loan Facility by $805.0 million. The proceeds of this incremental term loan facility were used to, among other things, (a) finance the Merger and to pay certain fees, premiums and expenses incurred in connection therewith, (b) repay in full amounts outstanding under the Pre-merger Term Loan Credit Agreement and the Pre-merger ABL Credit Agreement and (c) repay $325.0 million of borrowings outstanding under the ABL Facility. On November 16, 2018, in connection with the consummation of the Merger, NCI and Ply Gem Midco entered into a joinder agreement with respect to the Existing Cash Flow Facilities, and the Company became the Borrower (as defined in the Current Cash Flow Credit Agreement) under the Existing Cash Flow Facilities.
On April 15, 2021, the Company entered into a Second Amendment to the Current Cash Flow Credit Agreement (the “Second Amendment"), among the Company, the several banks and other financial institutions party thereto (the "Cash Flow Lenders") and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), which amended the Current Cash Flow Credit Agreement to, among other things:
•Terminate $92.0 million of commitments by Cash Flow Lenders under the Company’s cash flow-based revolving credit facility of up to $115.0 million, maturing on April 12, 2023 (the “Existing Cash Flow Revolver”) and;
•Replace such commitments with $92.0 million of extended cash flow-based revolving commitments, maturing on April 12, 2026 (the “Extended Cash Flow Revolver” and together with the Existing Cash Flow Revolver, the “ Current Cash Flow Revolver”).
On April 15, 2021, the Company entered into (i) a Third Amendment to Current Cash Flow Credit Agreement (the “Third Amendment”), among the Company, the subsidiary guarantors parties thereto, the Cash Flow Lenders party thereto and the Cash Flow Agent and (ii) an Increase Supplement (the “Increase Supplement”), between the Company and JPMorgan Chase Bank, N.A., as the increasing lender. The Third Amendment amended the Current Cash Flow Credit Agreement to, among other things, refinance the Existing Term Loan Facility in an original aggregate principal amount of $1,755.0 million with Tranche B Term Loans in an aggregate principal amount of approximately $2,491.6 million, maturing on April 12, 2028. The Increase Supplement supplemented the Current Cash Flow Credit Agreement to, among other things, increase the aggregate principal amount of the Tranche B Term Loan Facility by approximately $108.4 million (the “Incremental Tranche B Term Loans”), for a total principal amount of $2,600.0 million (the “Current Term Loan Facility” and together with the Current Cash Flow Revolver, the “Current Cash Flow Facilities”). Proceeds of the Incremental Tranche B Term Loans were used, together with cash on hand, (i) for the redemption of all of the 8.00% Senior Notes (as defined below) (the “Senior Notes Redemption”) and (ii) to pay any fees and expenses incurred in connection with the extension and refinancing of the Company’s senior credit facilities and the Senior Notes Redemption.
In connection with the Third Amendment and the Increase Supplement to the Current Cash Flow Credit Agreement, we incurred $21.8 million and $24.8 million in financing costs for the three and six months ended July 3, 2021, respectively, of which $13.1 million and $13.2 million, respectively, were deferred and will be amortized using the effective interest method.
The Current Term Loan Facility amortizes in nominal quarterly one installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum. At July 3, 2021, the interest rates on the Current Term Loan Facility were as follows:

July 3, 2021
Interest rate	3.75%
Effective interest rate	4.02%
The Company entered into certain interest rate swap agreements in 2019 and 2021 to effectively convert a portion of its variable rate debt to fixed. See Note 15 — Derivatives.
Loans outstanding under the Current Cash Flow Revolver bear annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 2.50% to 3.00% per annum depending on the Company’s secured leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on the Company’s secured leverage ratio. There are no amortization payments under the Current Cash Flow Revolver. Additionally, unused commitments under the Current Cash Flow Revolver are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Company’s secured leverage ratio.

Both the Current Term Loan Facility and Current Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
Subject to certain exceptions, the Current Term Loan Facility is subject to mandatory prepayments in an amount equal to:
•the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and
•50% of annual excess cash flow (as defined in the Current Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. For 2020, no payments were required under the excess cash flow calculation.
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
ABL Facility due April 2026
On April 12, 2018, Ply Gem Midco entered into an ABL Credit Agreement (the "Current ABL Credit Agreement"), which provides for an asset-based revolving credit facility (the “Existing ABL Facility”) of up to $360.0 million, consisting of (i) $285.0 million available to U.S. borrowers (subject to U.S. borrowing base availability) (the “ABL U.S. Facility”) and (ii) $75.0 million available to both U.S. borrowers and Canadian borrowers (subject to U.S. borrowing base and Canadian borrowing base availability) (the “ABL Canadian Facility”). The Company and, at their option, certain of their subsidiaries are the borrowers under the Existing ABL Facility.
On October 15, 2018, Ply Gem Midco entered into an incremental asset-based revolving credit facility of $36.0 million, which upsized the Existing ABL Facility to $396.0 million in the aggregate, and with (x) the ABL U.S. Facility being increased from $285.0 million to $313.5 million and (y) the ABL Canadian Facility being increased from $75.0 million to $82.5 million.
On November 16, 2018, Ply Gem Midco entered into an incremental asset-based revolving credit facility of $215.0 million in connection with the Merger, which upsized the Existing ABL Facility to $611.0 million in the aggregate, and with (x) the ABL U.S. Facility being increased from $313.5 million to approximately $483.7 million and (y) the ABL Canadian Facility being increased from $82.5 million to approximately $127.3 million. On November 16, 2018, in connection with the consummation of the Merger, the Company and Ply Gem Midco entered into a joinder agreement with respect to the Existing ABL Facility, and the Company became the Parent Borrower (as defined in the ABL Credit Agreement) under the Existing ABL Facility.
On April 15, 2021, the Company entered into Amendment No. 6 to the Current ABL Credit Agreement, by and among the Company, the subsidiary borrowers party thereto, the several banks and financial institutions party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, which amended the ABL Credit Agreement in order to, among other things:
•Terminate the existing revolving commitments of each of the Extending ABL Credit Lenders (as defined in therein), originally maturing on April 12, 2023 (the “Existing ABL Commitments”); and
•Replace the Existing ABL Commitments with an extended revolving commitment of $611.0 million, maturing on April 12, 2026 (the “Current ABL Facility”).

Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of July 3, 2021, the Company had the following in relation to the Current ABL Facility (in thousands):

July 3, 2021
Excess availability	$403,994
Revolving loans outstanding	160,000
Letters of credit outstanding	40,902
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
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021. The effective interest rate for the 6.125% Senior Notes was 6.33% as of July 3, 2021, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
The 6.125% Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Current Cash Flow Facilities or the Current ABL Facility (including by reason of being a borrower under the Current ABL Facility on a joint and several basis with the Company or a subsidiary guarantor). The 6.125% Senior Notes are unsecured senior indebtedness and are effectively subordinated to all of the Company’s existing and future senior secured indebtedness, including indebtedness under the Current Term Loan Facility, Current Cash Flow Revolver and Current ABL Facility, and are senior in right of payment to future subordinated indebtedness of the Company.
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
Redemption of 8.00% Senior Notes
On April 15, 2021, the Company redeemed the outstanding $645.0 million aggregate principal amount of the 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”) for $670.8 million using cash on hand and proceeds from the Incremental Tranche B Term Loans. The redemption resulted in a pre-tax loss on extinguishment of debt of $41.9 million during the three and six months ended July 3, 2021, comprising a make-whole premium of $25.8 million and a write-off of $16.1 million in unamortized deferred financing costs.
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of July 3, 2021, the Company was in compliance with all covenants that were in effect on such date.
NOTE 15 — DERIVATIVES
We utilize derivative instruments, including interest rate swap agreements and foreign currency hedging contracts, to manage our exposure to interest rate risk and currency fluctuations. We only hold such instruments for economic hedging purposes, not for speculative or trading purposes. Our derivative instruments are transacted only with highly rated institutions, which reduces our exposure to credit risk in the event of nonperformance.
Interest Rate Swaps
We are exposed to interest rate risk associated with fluctuations in interest rates on our floating-rate Current Term Loan Facility. The objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we have entered into interest rate swap agreements as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
On a monthly basis, we net settle with our swap counterparties for the difference between the fixed rate specified in each swap agreement and the variable rate as applied to the notional amount of the swap.
In May 2019, the Company entered into four-year interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s Current Term Loan Facility. The interest rate swaps effectively converted a portion of the floating rate interest payment into a fixed rate interest payment. Three interest rate swaps each covered of notional amount of $500.0 million. The Company designated the interest rate swaps as qualifying hedging instruments and accounted for these derivatives as cash flow hedges.
As discussed in Note 14 — Long-Term Debt, the Company refinanced its Term Loan Facility. Contemporaneously with the refinancing on April 15, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) we de-designated all existing interest rate swaps as cash flow hedges; (ii) we terminated two existing interest rate swaps with a notional value of $500 million each; (iii) we entered into two receive-fixed interest rate swaps with a notional amount of $250 million each, which are designed to offset the terms of an existing, active interest rate swap with a notional amount of $500 million; and (iv) we entered into two pay-fixed interest rate swaps with a notional amount of $750 million each, effectively blending the liability position of our existing interest rate swap agreements into the new swaps and extending the term of our hedged position to April 2026.
The amount remaining in accumulated other comprehensive loss for the de-designated and terminated swaps at the de-designation date was approximately $65.5 million and will be amortized as an increase to interest expense over the effective period of the original swap agreements.
The new receive-fixed interest rate swaps will remain undesignated to economically offset the now undesignated existing, active swap. The new receive-fixed and the existing, active swaps mature on July 12, 2023. Cash settlements related to these receive-fixed interest rate swaps will offset and are classified as operating activities in the consolidated statements of cash flows.

The new pay-fixed interest rate swaps also qualify as hybrid instruments in accordance with ASC 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. The new swaps are indexed to one-month LIBOR and will be net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.0369% and 2.0340%, respectively, and the variable rate based upon one-month LIBOR (subject to a floor of 0.5%) as applied to the notional amount of the swaps. In connection with the transactions discussed above, no cash was exchanged between the Company and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt will be classified as financing activities in the consolidated statements of cash flows while the portion treated as an at-market derivative will be classified as operating activities.
The key terms of interest rate swaps are as follows (amounts in thousands):

		July 3, 2021		December 31, 2020
Effective Date	Fixed Rate Paid (Received)	Notional Amount	Status	Notional Amount	Status	Maturity Date
Entered into May 2019:
July 12, 2019	2.1570%	$—	Terminated	$500,000	Active	July 12, 2023
July 12, 2019	2.1560%	—	Terminated	500,000	Active	July 12, 2023
July 12, 2019	2.1680%	500,000	Active	500,000	Active	July 12, 2023

Entered into April 2021:
April 15, 2021	2.0369%	750,000	Active			April 15, 2026
April 15, 2021	2.0340%	750,000	Active			April 15, 2026
April 15, 2021	(2.1680)%	(250,000)	Active			July 12, 2023
April 15, 2021	(2.1680)%	(250,000)	Active			July 12, 2023
		$1,500,000		$1,500,000
Our interest rate swap agreements, excluding the portion treated as debt, are recognized at fair value in the consolidated balance sheets and are valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.
Foreign Currency Hedging Contracts
In December 2020, the Company entered into forward contracts to hedge approximately $66.0 million of its 2021 non-functional currency inventory purchases. These forward contracts were established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar. The forward contracts are highly correlated to the changes in the U.S. dollar relative to the Canadian dollar. Unrealized gains and losses on these contracts are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.
During the three months ended July 3, 2021, the Company entered into forward contracts to hedge approximately $20.2 million of its 2022 non-functional currency inventory purchases. Similar to the December 2020 contracts described above, these contracts were established to protect the Company from variability in cash flows attributable to changes in the U.S dollar relative to the Canadian dollar. All of the Company’s foreign currency forward contracts are designated as qualifying hedging instruments and are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
During the three and six months ended July 3, 2021, the Company realized a loss of approximately $0.4 million and $0.5 million, respectively within cost of goods sold in the consolidated statements of operations based on the foreign currency forward contracts described above. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings. As of July 3, 2021, the Company had a hedge liability of approximately $1.3 million and a loss of approximately $1.4 million in accumulated other comprehensive loss on the consolidated balance sheets. No hedge liability or asset or deferred gain or loss in accumulated other comprehensive loss existed as of December 31, 2020 related to the forward contracts.
Fair Values of Derivatives on the Consolidated Balance Sheets
The fair values of our derivatives and their presentation on the consolidated balance sheets as of July 3, 2021 and December 31, 2020 were as follows (in thousands):

		July 3, 2021		December 31, 2020
		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Other assets(1)	$19,518	$—	$—	$—
	Other long-term liabilities(2)	—	19,518	—	—
Total		$19,518	$19,518	$—	$—

Derivatives designated as hedging instruments	Financial statement line item
Interest rate swaps	Other accrued expenses(3)	$—	$13,055	$—	$—
	Other long-term liabilities(4)	—	53,945	—	75,770
Foreign currency contracts	Other accrued expenses	—	—	—	—
	Other long-term liabilities	—	1,273	—	—
Total		$—	$68,273	$—	$75,770
(1)The balance as of July 3, 2021 of $19,518 is related to receive-fixed interest rate swap for which the fair value option has been elected.
(2)The balance as of July 3, 2021 of $19,518 is related to pay-fixed May 2019 active interest rate swap which has been de-designated as cash flow hedge.
(3)The balance as of July 3, 2021 of $13.1 million is related to the financing component of the pay-fixed interest rate swaps.
(4)The balance as of July 3, 2021 includes $50.0 million related to the financing component of the pay-fixed interest rate swaps.
Effect of Derivatives on the Consolidated Statements of Operations
The effect of our derivatives and their presentation on the consolidated statements of operations for the three and six months ended July 3, 2021 and July 4, 2020 were as follows (in thousands):

		Three Months Ended		Six Months Ended
		July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Interest expense(1)	$6,669	$—	$6,669	$—
Foreign currency contracts	Cost of sales	448	—	527	—

Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	3,061	6,456	10,882	9,182
		$10,178	$6,456	$18,078	$9,182
(1)For the three and six months ended July 3, 2021, the entire balance related to the reclassification from accumulated other comprehensive loss to interest expense due to de-designation from hedge accounting of all May 2019 interest rate swaps.

NOTE 16 — CD&R INVESTOR GROUP
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
As of July 3, 2021 and December 31, 2020, the CD&R Investor Group owned approximately 49.1% and 49.4% of the outstanding shares of the Company’s Common Stock, respectively.
NOTE 17 — STOCK REPURCHASE PROGRAM
The Company announced that its Board of Directors authorized new stock repurchase programs for the repurchase of up to $50.0 million of the Company’s outstanding Common Stock on October 10, 2017 and March 7, 2018, for a cumulative total of $100.0 million. Under these repurchase programs, the Company is authorized to repurchase shares at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. Shares repurchased pursuant to the repurchase programs are usually retired. There is no time limit on the duration of the programs. Following repurchases made during the three months ended July 4, 2020, no authorized amount remained available under the program announced on October 10, 2017.
During the six months ended July 3, 2021, there were no stock repurchases under the stock repurchase programs. The Company repurchased 1.1 million shares for $6.4 million under the stock repurchase programs during the six months ended July 4, 2020. As of July 3, 2021, $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the six months ended July 3, 2021 and July 4, 2020, the Company withheld approximately 0.1 million and 0.1 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.

During the six months ended July 3, 2021 and July 4, 2020, the Company cancelled approximately 0.1 million and 1.2 million shares that had been previously withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs. The cancellations resulted in $1.5 million and $6.9 million decreases in both treasury stock and additional paid in capital during the six months ended July 3, 2021 and July 4, 2020, respectively.
NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of July 3, 2021 and December 31, 2020, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At July 3, 2021, there was $160.0 million of borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	July 3, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$2,593,500	$2,589,610	$2,497,967	$2,485,477
8.00% Senior Notes	—	—	645,000	674,025
6.125% Senior Notes	500,000	536,250	500,000	530,000
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of July 3, 2021 and December 31, 2020.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	July 3, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$237	$—	$—	$237
Mutual funds – Growth	536	—	—	536
Mutual funds – Blend	1,333	—	—	1,333
Mutual funds – Foreign blend	438	—	—	438
Mutual funds – Fixed income	—	151	—	151
Total short-term investments in deferred compensation plan(2)	2,544	151	—	2,695
Interest rate swap assets(3)	—	19,518	—	19,518
Total assets	$2,544	$19,669	$—	$22,213

Liabilities:
Deferred compensation plan liability(2)	$—	$2,709	$—	$2,709
Foreign currency hedges	—	1,273	—	1,273
Interest rate swap liabilities(4)	—	86,518	—	86,518
Total liabilities	$—	$90,500	$—	$90,500

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$349	$—	$—	$349
Mutual funds – Growth	487	—	—	487
Mutual funds – Blend	1,006	—	—	1,006
Mutual funds – Foreign blend	338	—	—	338
Mutual funds – Fixed income	—	153	—	153
Total short-term investments in deferred compensation plan(2)	2,180	153	—	2,333
Total assets	$2,180	$153	$—	$2,333

Liabilities:
Deferred compensation plan liability(2)	$—	$2,339	$—	$2,339
Interest rate swap liabilities	—	75,770	—	75,770
Total liabilities	$—	$78,109	$—	$78,109
(1)Unrealized holding gains (losses) for the six months ended July 3, 2021 and July 4, 2020 were $0.2 million and $(0.7) million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.
(3)The balance as of July 3, 2021 of $19,518 is related to receive-fixed interest rate swap for which the fair value option has been elected.

(4)The balance as of July 3, 2021 includes $63.1 million related to the financing component of pay-fixed interest rate swaps and $19.5 million related to pay-fixed May 2019 active interest rate swap which has been de-designated as cash flow hedge.
The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of July 3, 2021, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	July 3, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	$—	$3,948	$3,948
Total assets	$—	$—	$3,948	$3,948
(1)Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset less cost to sell is less than its carrying amount. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value.
NOTE 19 — INCOME TAXES
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
For the six months ended July 3, 2021, the Company’s estimated annual effective income tax of ordinary forecasted pre-tax book income was approximately 31.9%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. For the six months ended July 3, 2021, the effective tax rate was (3.9)%, which varied from the annual effective tax rate due to discrete items recorded during the period, including interest recorded on unrecognized tax benefits, adjustments to state income tax rates, and stock compensation.
Valuation allowance
As of July 3, 2021, the Company remained in a valuation allowance position, in the amount of $12.0 million, against its deferred tax assets for certain state jurisdictions of certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences as well as interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the six months ended July 3, 2021, the tax reserves increased by approximately $6.2 million. The increase is primarily due to a new uncertain tax benefit and additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of July 3, 2021 was approximately $17.9 million and is recorded in other long-term liabilities in the consolidated balance sheet.

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
NOTE 20 — SEGMENT INFORMATION
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
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales:
Windows	$579,744	$428,275	$1,107,007	$876,725
Siding	362,187	285,249	678,578	526,292
Commercial	458,190	371,412	881,568	795,730
Total net sales	$1,400,121	$1,084,936	$2,667,153	$2,198,747
Operating income (loss):
Windows	$38,783	$23,101	$68,145	$(290,089)
Siding	53,383	30,638	80,911	(138,229)
Commercial	53,330	36,664	94,915	53,505
Corporate	(48,686)	(31,478)	(91,953)	(67,053)
Total operating income (loss)	96,810	58,925	152,018	(441,866)
Unallocated other expense, net	(88,947)	(49,358)	(145,018)	(108,654)
Income (loss) before taxes	$7,863	$9,567	$7,000	$(550,520)

			July 3, 2021	December 31, 2020
Total assets:
Windows			$1,776,745	$1,717,032
Siding			2,146,321	2,123,615
Commercial			1,009,460	890,380
Corporate			321,537	747,463
Total assets			$5,254,063	$5,478,490

NOTE 21 — CONTINGENCIES
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
Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of July 3, 2021.
Environmental
The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of its employees and the end-users of its products; regulate the materials used in its products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, consent orders, requirements to install pollution controls or other abatement equipment, or civil sanctions.
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
MW Manufacturers Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the EPA under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study (“LCMS”) based on the investigations was submitted to the VDEQ for review and approval in September 2019. The VDEQ concurred with the LCMS and prepared a Statement of Basis, which was published for a 30-day public review and comment in April 2021. Upon completion, the VDEQ issued its Final Decision and Response to Comments on May 19, 2021 to approve the final remedy proposed in the LCMS. The Company has recorded a liability of $4.5 million for this MW site, of which $1.0 million is in other current liabilities in the Company’s consolidated balance sheet as of July 3, 2021.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party (“PRP”) at the site and has liability for investigation and remediation costs associated with the contamination. On May 17, 2019, KBP and an unrelated respondent, Kroy Industries, Inc., entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was submitted to EPA in November 2019 and approved in December 2019. RI Phase I field sampling and mobile laboratory analysis was initiated in Spring 2020. After a delay due to the COVID-19 pandemic, Phase 2 of the R1 Phase field work was completed in May 2021, and results are being analyzed to determine scope of additional investigation. The Company has recorded a liability of $4.4 million within other current liabilities in its consolidated balance sheet as of July 3, 2021. The Company will adjust our remediation liability in future periods, if necessary, as the RI/FS progresses or if additional requirements are imposed. The Company may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.

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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $3.9 million liability related to the settlement, of which $2.3 million is in other current liabilities in the Company’s consolidated balance sheet as of July 3, 2021.
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
NOTE 22 — SUBSEQUENT EVENTS
On July 30, 2021, the Company entered into an agreement to acquire Cascade Windows for $245 million in cash, subject to customary adjustments. We expect the transaction to close during the third quarter of 2021, subject to regulatory approval and the satisfaction of customary closing conditions. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. We anticipate funding the acquisition with cash available on the balance sheet. The Company expects Cascade Window’s results to be reported within the Windows segment.

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

FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
•industry cyclicality;
•seasonality of the business and adverse weather conditions;
•challenging economic conditions affecting the residential, non-residential and repair and remodeling construction industry and markets;
•commodity price volatility and/or limited availability of raw materials, including polyvinyl chloride (“PVC”) resin, glass, aluminum, and steel;
•our ability to identify and develop relationships with a sufficient number of qualified suppliers and to avoid a significant interruption in our supply chains;
•increasing difficulty in credit or financing availability of consumers or builders;
•increase in inflationary activity;
•ability to successfully achieve price increases;
•success of automation initiatives;
•successful integration of our acquired businesses;
•ability to recruit and retain employees;
•volatility in the United States (“U.S.”) and international economies and in the credit markets;
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
•our ability to fund acquisitions using available liquidity;
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
•our ability to realize the anticipated benefits of acquisitions and dispositions and to use the proceeds from dispositions;
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
We have developed and continue to implement a well-defined business strategy focused on: (i) driving profitable growth in new and existing markets; (ii) leveraging operational excellence across our businesses; (iii) implementing a capital allocation framework balanced between a focus on opportunistic investment in high return initiatives and continued debt repayment; and (iv) operating every part of our business with an ongoing commitment to sustainability.
We believe that by focusing on operational excellence every day, creating a platform for future growth and investing in market-leading residential and commercial building brands, we will deliver unparalleled financial results. We design, engineer, manufacture, install and market external building products through our three operating segments: Windows, Siding, and Commercial.
Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the leading manufacturer of vinyl windows, vinyl siding, insulated metal panels, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes over 20,000 employees at manufacturing, distribution and office locations primarily in North America.
At Cornerstone Building Brands, corporate stewardship is a responsibility that is deeply embedded. Our sustainable business practices have given us the staying power to make a real difference in countless cities and neighborhoods.
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of material costs relative to other building materials, the level of residential and nonresidential construction activity, repair and remodel demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first and fourth fiscal quarters of each year compared to the second and third fiscal quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.
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
COVID-19 Update
We experienced an overall decrease in customer demand across all our markets during 2020 as the COVID-19 pandemic caused temporary closures of non-life sustaining businesses and delayed construction activity. Throughout this pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities as well as taken extraordinary measures and invested significantly in practices to protect the health and safety of our employees and our communities. During 2020, the Company quickly implemented a range of actions aimed at reducing costs and preserving liquidity. These actions included plant closures, permanent workforce reductions, employee furloughs, a hiring freeze, a deferral of annual wage raises, and reducing discretionary and non-essential expenses, such as consulting expenses. Additionally, we reduced capital expenditures to focus on key strategic initiatives, such as automation, product innovation, and critical maintenance items. We believe our business model, our existing balances of domestic cash and cash equivalents, availability under our revolving credit facilities, currently anticipated operating cash flows, and overall liquidity will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	July 3, 2021	July 4, 2020	$ change	% change	July 3, 2021	July 4, 2020	$ change	% change
Net sales	$1,400,121	$1,084,936	315,185	29.1%	$2,667,153	$2,198,747	468,406	21.3%
Gross profit	311,728	254,731	56,997	22.4%	571,457	485,618	85,839	17.7%
% of net sales	22.3%	23.5%			21.4%	22.1%
Selling, general and administrative expenses	163,518	134,371	29,147	21.7%	316,686	299,325	17,361	5.8%
% of net sales	11.7%	12.4%			11.9%	13.6%
Restructuring and impairment charges, net	4,652	15,411	(10,759)	(69.8)%	6,490	29,246	(22,756)	(77.8)%
Strategic development and acquisition related costs	(61)	784	(845)	(107.8)%	3,252	5,641	(2,389)	(42.4)%
Interest expense	47,458	52,384	(4,926)	(9.4)%	103,957	107,219	(3,262)	(3.0)%
Net income (loss)	8,927	26,899	(17,972)	(66.8)%	7,272	(515,174)	522,446	(101.4)%

Net sales - Consolidated net sales for the three and six months ended July 3, 2021 increased by approximately 29.1% and 21.3%, respectively, as compared to the same period last year. The net sales growth was driven by improved volume of 13.4% and price actions in response to rising commodity costs and other inflationary impacts. Strong demand for residential products sold through the Windows and Siding segments was 18.2% higher than last year, while demand for non-residential improved approximately 3.6%.
For the first half of 2021, net sales grew 21.3% as compared to the same period last year with approximately 55% of the increase driven by strong demand within the Windows and Siding segments coupled with higher price realization.
Gross profit % of net sales - The Company’s gross profit percentage was 22.3% and 21.4% for the three and six months ended July 3, 2021, respectively, which was a 120 and 70 basis point decline over the three and six months ended July 4, 2020, respectively. As a result of the quick pace of recovery experienced across many end-markets, there has been a rapid rise in raw materials and many other manufacturing input costs. While we have responded by remaining disciplined with price leadership, the timing delay between when costs were incurred and when the price increase was realized compressed margins. Additionally, the pace and length of time we remain in an inflationary environment can have the effect of reducing gross profit margins. We remain focused on structurally improving our highly variable cost structure with cost savings initiatives. Also contributing to the lower gross profit as a % of net sales are higher manufacturing costs incurred to serve customers. These costs include increased freight, labor, and maintenance expenses.
Selling, general, and administrative expenses increased 21.7% and 5.8% during the three and six months ended July 3, 2021, respectively, compared to the three and six months ended July 4, 2020. The increase was primarily driven by return of near-term costs, such as variable compensation, IT and professional services, to support market recovery and further growth. Additionally, selling, general, and administrative expenses at July 4, 2020 included near-term cost savings initiatives executed in response to the COVID-19 pandemic.
Restructuring and impairment charges, net decreased $10.8 million and $22.8 million during the three and six months ended July 3, 2021, respectively, compared to the three and six months ended July 4, 2020, primarily due to completion of operational and organizational actions taken in response to the COVID-19 pandemic.
Strategic development and acquisition related costs decreased $0.8 million and $2.4 million during the three and six months ended July 3, 2021, respectively, compared to the three and six months ended July 4, 2020, due to the timing of these activities, primarily acquisition related.
Interest expense decreased $4.9 million or 9.4% and $3.3 million or 3.0% in the three and six months ended July 3, 2021, respectively, as compared to the three and six months ended July 4, 2020, primarily as a result of the redemption of the $645 million 8.00% Senior Notes coupled with the refinancing of the Current Term Loan Facility.
Consolidated provision (benefit) for income taxes was a benefit of $1.1 million and $0.3 million for the three and six months ended July 3, 2021, respectively, compared to a benefit of $17.3 million and $35.3 million for the three and six months ended July 4, 2020, respectively. The effective tax rate for the three and six months ended July 3, 2021 was (13.5)% and (3.9)%, respectively, compared to (181.2)% and 6.4% for the three and six months ended July 4, 2020, respectively. The change in the effective tax rate was primarily driven by the improved financial results for the three and six months ended July 3, 2021, in addition to the impact associated with the goodwill impairment recorded during the three months ended April 4, 2020.
Net income (loss) was $8.9 million or $0.07 per diluted share and $7.3 million or $0.06 per diluted share for the three and six months ended July 3, 2021, respectively.
We continue to experience positive momentum from residential single-family and repair and remodel end-markets due to demand and historic backlog levels. Single family housing starts were on a historic pace before construction delays and stoppage due to the COVID-19 pandemic. Housing starts have rebounded above prior levels and are expected to grow for the next couple of years. We are experiencing historic backlog levels from the improving non-residential end-markets as the Architecture Billings Index (“ABI”) increases. In the current marketplace, we continue to face significant raw material and labor inflation.
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
One of the primary measurements used by management to measure the financial performance of each segment is Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; acquisition costs; non-cash charges; goodwill impairment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; and other items.
The presentation of segment results below includes a reconciliation of the changes for each segment reported in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone, Prime Windows LLC (“Prime Windows”), which the Company acquired on April 30, 2021, and Kleary Masonry, Inc. (“Kleary”), which the Company acquired on March 2, 2020. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Prime Windows and Kleary acquisitions or any integration costs. Pro forma balances are not necessarily indicative of operating results had the Prime Windows and Kleary acquisitions occurred on January 1, 2020 or of future results.
See Note 20 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.
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

The following tables presents a comparison of net sales as reported to pro-forma net sales for Cornerstone as if the Prime Windows and Kleary acquisitions had occurred on January 1, 2020:

	Three months ended July 3, 2021			Three months ended July 4, 2020
(Amounts in thousands)	Reported	Acquisitions	Pro Forma	Reported	Acquisitions	Pro Forma
Net Sales
Windows	$579,744	$6,175	$585,919	$428,275	$13,606	$441,881
Siding	362,187	—	362,187	285,249	—	285,249
Commercial	458,190	—	458,190	371,412	—	371,412
Total Net Sales	$1,400,121	$6,175	$1,406,296	$1,084,936	$13,606	$1,098,542

	Six Months Ended July 3, 2021			Six months ended July 04, 2020
	Reported	Acquisitions	Pro Forma	Reported	Acquisitions	Pro Forma
Net Sales
Windows	$1,107,007	$23,936	$1,130,943	$876,725	$27,146	$903,871
Siding	678,578	—	678,578	526,292	8,358	534,650
Commercial	881,568	—	881,568	795,730	—	795,730
Total Net Sales	$2,667,153	$23,936	$2,691,089	$2,198,747	$35,504	$2,234,251

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$1,400,121	$1,084,936	$2,667,153	$2,198,747
Impact of Prime Windows and Kleary acquisitions(1)	6,175	13,606	23,936	35,504
Pro forma net sales	$1,406,296	$1,098,542	$2,691,089	$2,234,251

Operating income (loss), GAAP	$96,810	$58,925	$152,018	$(441,866)
Restructuring and impairment charges, net	4,652	15,411	6,490	29,403
Strategic development and acquisition related costs	(61)	784	3,252	5,641
Goodwill impairment	—	—	—	503,171
Depreciation and amortization	73,286	70,711	145,901	140,480
Other (2)	14,616	13,288	20,792	18,501
Adjusted EBITDA	189,303	159,119	328,453	255,330

Impact of Prime Windows and Kleary acquisitions(1)	876	1,583	2,903	4,528
Pro Forma Adjusted EBITDA	$190,179	$160,702	$331,356	$259,858
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	13.5%	14.6%	12.3%	11.6%
(1)Reflects the net sales and Adjusted EBITDA of Kleary for the period January 1, 2020 to March 1, 2020 and Prime Windows for the periods January 1, 2020 to July 4, 2020 and January 1, 2021 to April 29, 2021.
(2)Primarily includes $5.3 million and $8.6 million of share based compensation for the three and six months ended July 3, 2021, respectively, and $5.2 million and $8.5 million for the three and six months ended July 4, 2020, respectively; $8.6 million and $11.6 million in costs for the three and six months ended July 3, 2021, respectively, associated with debt refinancing transactions; and $0.2 million and $(0.4) million of COVID-19 related costs for the three and six months ended July 3, 2021, respectively, and $6.8 million and $8.0 million for the three and six months ended July 4, 2020, respectively.
Operating income (loss) for the three months ended July 3, 2021 increased to $96.8 million of operating income as compared to $58.9 million for the three months ended July 4, 2020, primarily due to strong residential demand and price actions offsetting inflationary impacts, partially reduced by higher manufacturing costs incurred to serve customers and higher SG&A expense primarily driven by return of near-term costs. Restructuring and impairment charges were also lower versus prior year periods. Operating income for the six months ended July 3, 2021 increased to $152.0 million as compared to an operating loss of $441.9 million in the six months ended July 4, 2020 primarily as a result of a goodwill impairment of $503.2 million in the comparable period.
Pro forma Adjusted EBITDA for the three months ended July 3, 2021 was $190.2 million or 13.5% of pro forma net sales, a decrease of 110 basis points from the pro forma period a year ago. On a year-to-date basis, pro forma Adjusted EBITDA as a percentage of pro forma net sales increased 70 basis points versus the comparable period. The improvement was driven by strong residential demand and price actions offsetting inflationary impacts partially reduced by higher manufacturing costs incurred to serve customers. For the first half of 2021, pro forma Adjusted EBITDA was $331.4 million, 12.3% of pro forma net sales, which increased 70 basis points over the same pro forma period a year ago.

Windows

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net Sales	$579,744	$428,275	$1,107,007	$876,725
Impact of Prime Windows acquisition(1)	6,175	13,606	23,936	27,146
Pro forma net sales	$585,919	$441,881	$1,130,943	$903,871

Operating income (loss), GAAP	$38,783	$23,101	$68,145	$(290,089)
Restructuring and impairment charges, net	23	4,184	955	5,650
Strategic development and acquisition related costs	1,314	—	1,314	16
Goodwill impairment	—	—	—	320,990
Depreciation and amortization	32,174	30,182	62,972	60,035
Other	13	3,179	(74)	4,892
Adjusted EBITDA	$72,307	$60,646	$133,312	$101,494

Impact of Prime Windows acquisition(1)	876	1,583	2,903	2,659
Pro Forma Adjusted EBITDA	$73,183	$62,229	$136,215	$104,153
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	12.5%	14.1%	12.0%	11.5%
(1)Reflects the net sales and Adjusted EBITDA of Prime Windows for the periods January 1, 2020 to July 4, 2020 and January 1, 2021 to April 29, 2021.
Pro forma net sales for the three and six months ended July 3, 2021 were 32.6% and 25.1% higher, respectively, than pro forma net sales in the same period a year ago. Strong volumes across all sales channels drove increased volume of 22.5% coupled with disciplined price actions in response to rising commodity costs and other inflationary impacts.
Operating income (loss) for the three months ended July 3, 2021 increased to $38.8 million of operating income as compared to operating income of $23.1 million for the three months ended July 4, 2020, primarily due to volume leverage coupled with favorable price, net of inflation. Operating income for the six months ended July 3, 2021 increased to $68.1 million as compared to an operating loss of $290.1 million for the six months ended July 4, 2020, primarily due to a goodwill impairment in the comparable period.
Pro forma Adjusted EBITDA for the three months ended July 3, 2021 was $73.2 million or 12.5% of pro forma net sales, a decrease of 160 basis points from the pro forma period a year ago. Pro forma Adjusted EBITDA increased 17.6% over prior year quarter, primarily due to increased volume of 47.2% and favorable price, net of commodity and other inflation impacts, partially offset by increased manufacturing costs to serve customers and inefficiencies caused by labor shortages. On a year-to-date basis, pro forma net sales increased 25.1%, and pro forma Adjusted EBITDA margin increased 50 basis points.

Siding

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net Sales	$362,187	$285,249	$678,578	$526,292
Impact of Kleary acquisition(1)	—	—	—	8,358
Pro forma net sales	$362,187	$285,249	$678,578	$534,650

Operating income (loss), GAAP	$53,383	$30,638	$80,911	$(138,229)
Restructuring and impairment charges, net	13	2,524	154	3,615
Strategic development and acquisition related costs	(3,167)	955	(2,844)	976
Goodwill impairment	—	—	—	176,774
Depreciation and amortization	29,209	28,514	58,357	56,521
Other	—	642	(19)	350
Adjusted EBITDA	79,438	63,273	$136,559	$100,007

Impact of Kleary acquisition(1)	—	—	—	1,869
Pro Forma Adjusted EBITDA	$79,438	$63,273	$136,559	$101,876
Adjusted EBITDA as a % of Net Sales	21.9%	22.2%	20.1%	19.0%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	21.9%	22.2%	20.1%	19.1%
(1)Reflects the net sales and Adjusted EBITDA of Kleary for the period January 1, 2020 to March 1, 2020.
Net sales for the three and six months ended July 3, 2021 were 27.0% and 26.9% higher than the net sales and pro forma net sales, respectively, in the same period a year ago. Rapid recovery of residential demand coupled with rising raw material costs resulted in favorable price/mix of approximately 15% versus prior year. Additionally, strong order momentum in the wholesale and retail channels drove a 12% volume increase in net sales.
Operating income (loss) for the three months ended July 3, 2021 increased to $53.4 million of operating income, as compared to operating income of $30.6 million for the three months ended July 4, 2020, primarily due to increased volume leverage from strong demand coupled with price actions offsetting inflationary impacts from commodities and other manufacturing costs partially offset by higher freight charges and return of near-term costs in SG&A. Operating income for the six months ended July 3, 2021 increased to $80.9 million, as compared to an operating loss of $138.2 million for the six months ended July 4, 2020, primarily due to a goodwill impairment in the comparable period.
Adjusted EBITDA for the three months ended July 3, 2021 was $79.4 million or 21.9% of net sales, an increase of 25.5%, primarily due to increased volume of 20.1% and favorable price, net of commodity and other inflation impacts, partially offset by increased manufacturing costs to serve customers. On a year-to-date basis, net sales increased 26.9%, and Adjusted EBITDA1 margin increased 100 basis points.

Commercial

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net Sales	$458,190	$371,412	$881,568	$795,730

Operating income, GAAP	$53,330	$36,664	$94,915	$53,505
Restructuring and impairment charges, net	2,374	7,364	3,046	19,069
Strategic development and acquisition related costs	774	(149)	832	(254)
Goodwill impairment	—	—	—	5,407
Depreciation and amortization	10,643	11,020	22,003	21,921
Other	385	1,632	128	2,859
Adjusted EBITDA	$67,506	$56,531	$120,924	$102,507
Adjusted EBITDA as a % of Net Sales	14.7%	15.2%	13.7%	12.9%

Net sales for the three and six months ended July 3, 2021 were 23.4% and 10.8% higher than the same period a year ago, respectively, driven by disciplined price actions to mitigate rising steel costs. This combined with an increase in volume of 3.6% and flat volume of 0.1% respectively during the three and six months ended July 3, 2021 driven by strong demand despite supply constraints.
Operating income for the three months ended July 3, 2021 increased $16.7 million or 45.5% compared to the three months ended July 4, 2020, primarily due to realization of price actions taken to offset rising steel and other manufacturing costs coupled with higher volume from positive end-market demand offsetting return of near-term costs and manufacturing inefficiencies as a result of supply constraints. Operating income for the six months ended July 3, 2021 increased $41.4 million or 77.4% compared to the six months ended July 4, 2020, due to lower selling, general and administrative expenses, and lower restructuring and impairment charges, improved manufacturing efficiencies and structural cost, $5.4 million of a goodwill impairment incurred in the comparable period, favorable price/mix, net of inflation.
Adjusted EBITDA for the three months ended July 3, 2021 was $67.5 million or 14.7% of net sales, a decrease of 50 basis points from the same period a year ago primarily due to favorable price, net of commodity and other inflation impacts, partially offset by manufacturing inefficiencies caused by material constraints and labor shortages. On a year-to-date basis, net sales increased 10.8%, and Adjusted EBITDA margin increased 80 basis points.
Unallocated Operating Losses

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Statement of operations data:
SG&A expenses	$(47,669)	$(31,484)	$(88,003)	$(62,134)
Acquisition related expenses	(1,017)	6	(3,950)	(4,919)
Operating loss	(48,686)	(31,478)	$(91,953)	$(67,053)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended July 3, 2021 increased by $17.2 million or 55% compared to the three months ended July 4, 2020, and increased by $24.9 million or 37.1% compared to the six months ended July 4, 2020. The change is due primarily to the return of near-term expenses such as bonus and commission costs. Unallocated operating loss includes $5.3 million and $5.2 million of share-based compensation expense for the three months ended July 3, 2021 and July 4, 2020, respectively, and $8.6 million and $8.5 million for the six months ended July 3, 2021 and July 4, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal source of funds is cash generated from operations, supplemented by borrowings against our asset-based lending and revolving credit facility. We typically invest our excess cash in various overnight investments that are issued or guaranteed by the U.S. federal government. Our cash, cash equivalents and restricted cash decreased from $680.5 million as of December 31, 2020 to $95.2 million as of July 3, 2021. The following table summarizes our consolidated cash flows for the six months ended July 3, 2021 and July 4, 2020 (in thousands):

	Six Months Ended
	July 3, 2021	July 4, 2020
Net cash provided by (used in) operating activities	$(11,721)	$66,962
Net cash used in investing activities	(141,311)	(89,336)
Net cash provided by (used in) financing activities	(431,363)	410,295
Effect of exchange rate changes on cash and cash equivalents	(881)	(508)
Net increase (decrease) in cash, cash equivalents and restricted cash	(585,276)	387,413
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$95,202	$489,720
Operating Activities
The Company used cash in operating activities during the six months ended July 3, 2021 to invest in working capital items to support strong market demand.

The following table shows the impact of working capital items on cash during the six months ended July 3, 2021 and July 4, 2020, respectively (in thousands):

	Six Months Ended
	July 3, 2021	July 4, 2020	$ Change
Net cash (used in) provided by:
Accounts receivable	$(119,813)	$(24,844)	$(94,969)
Inventories	(176,077)	36,872	(212,949)
Accounts payable	73,627	(7,818)	81,445
Net cash (used in) provided by working capital items	$(222,263)	$4,210	$(226,473)

The use of cash for working capital between periods was due to robust market demand across the segments coupled with aggressive price actions in response to rising commodity costs and other inflationary impacts. See the Consolidated Statements of Cash Flows in the unaudited consolidated financial statements for additional information.
Investing Activities
Net cash used in investing activities was $141.3 million during the six months ended July 3, 2021 compared to $89.3 million used in investing activities during the six months ended July 4, 2020. During the six months ended July 3, 2021, we paid approximately $94.4 million toward acquisitions and we used $47.6 million for capital expenditures. In the six months ended July 4, 2020, we paid approximately $41.8 million, net of cash acquired, for the acquisition of Kleary and used $47.6 million for capital expenditures.
Financing Activities
Net cash used in financing activities was $431.4 million during the six months ended July 3, 2021 compared to $410.3 million provided by financing activities in the six months ended July 4, 2020. During the six months ended July 3, 2021, we borrowed an additional $108.4 million on our Current Term Loan Facility, borrowed $160.0 million on our Current ABL Facility, paid $670.8 million to redeem the 8.00% Senior Notes and paid quarterly installments of $12.9 million on the Current Term Loan Facility.

During the six months ended July 4, 2020, we borrowed $40.0 million on our Current ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Current ABL Facility and repaid $30.0 million of that amount, and $115.0 million on our Current Cash Flow Revolver to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic, paid $12.8 million on quarterly installments on our Current Term Loan Facility and used $6.4 million to repurchase shares of our outstanding common stock under our stock repurchase programs.
Debt
Below is a reconciliation of the Company’s net debt (in thousands) as of the dates indicated. Management considers net debt to be more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

	July 3, 2021	December 31, 2020
Asset-based revolving credit facility due April 2026	$160,000	$—
Term loan facility due April 2028	2,593,500	2,497,967
Cash flow revolver due April 2026	—	—
8.00% senior notes due April 2026	—	645,000
6.125% senior notes due January 2029	500,000	500,000
Total Debt	3,253,500	3,642,967
Less: Cash and cash equivalents	88,978	674,255
Net Debt	$3,164,522	$2,968,712
On April 15, 2021, the Company fully redeemed its $645 million aggregate principal amount of 8.00% Senior Notes using available cash from the balance sheet and net proceeds from its extended and upsized senior term loan facility. The Company successfully upsized and extended the maturity of its $2,492 million senior term loan facility due 2025 in the form of $2,600 million in Tranche B term loans due April 12, 2028. Additionally, the Company amended and refinanced its senior cash flow based and asset-based revolving credit facilities, extending the maturities to April 12, 2026.
In connection with the new Tranche B term loans, the Company also terminated existing two interest rate swaps and entered into two new swaps maturing in April 2026 on an aggregate notional value of $1.5 billion. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment.
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
For additional information, see Note 14 — Long-Term Debt and Note 15 — Derivatives in the notes to the unaudited consolidated financial statements.
Additional Liquidity Considerations
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. The following table summarizes key liquidity measures under the Current ABL Credit Agreement and the Current Cash Flow Credit Agreement in effect as of July 3, 2021 and December 31, 2020 (in thousands):

	July 3, 2021	December 31, 2020
Asset-based revolving credit facility due April 2026	$611,000	$611,000
Eligible borrowing base	611,000	568,000
Less: Borrowings	160,000	—
Less: LCs outstanding and priority payables	47,000	40,000
Net ABL availability	404,000	528,000

Plus: Cash flow revolver due April 2026	115,000	115,000
Plus: Cash and cash equivalents	88,978	674,255
Total Liquidity	$607,978	$1,317,255
We expect to contribute $3.2 million to the defined benefit plans and $0.7 million to the postretirement medical and life insurance plans in the year ending December 31, 2021.
On April 15, 2021, the Company fully redeemed its $645 million aggregate principal amount of 8.00% Senior Notes using available cash from the balance sheet and net proceeds from its extended and upsized senior term loan facility, which reduced total liquidity. We expect that cash generated from operations and our availability under the ABL Credit Facility and Current Cash Flow Revolver will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2021 and expansion when needed. The Company expects total capital expenditures to be approximately 2.0% to 2.5% of net sales during fiscal 2021.
Consistent with our growth strategy, we evaluate potential acquisitions that would provide additional synergies in our Windows, Siding and Commercial segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
On April 30, 2021, the Company acquired Prime Windows. Prime Windows serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through borrowings under the Company’s existing credit facilities.
On July 30, 2021, the Company entered into an agreement to acquire Cascade Windows. We expect the transaction to close during the third quarter of 2021, subject to regulatory approval and the satisfaction of customary closing conditions. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. We anticipate funding the acquisition with cash available on the balance sheet.
We also evaluate from time-to-time possible dispositions of assets or businesses when such assets or businesses are no longer core to our operations and do not fit into our long-term strategy.
On June 7, 2021, the Company announced that it has entered into a definitive agreement to sell its insulated metal panels (“IMP”) business to Nucor Insulated Panel Group Inc and certain of its subsidiaries (collectively, “Nucor”) in a cash transaction for $1 billion. The IMP transaction includes products sold under the Metl-Span and CENTRIA brands. On July 27, 2021, the Company announced that it has entered into a definitive agreement to sell its roll-up sheet door business to Janus International Group, Inc. (“Janus”) in a cash transaction for $168 million. The roll-up sheet door transaction includes products sold under the DBCI brand. Both transactions are expected to close in the second-half of 2021, subject to regulatory approval and other customary closing conditions. The Company expects post-tax proceeds of approximately $875 million from these transactions to be used to pay down a portion of its secured credit facilities, invest in organic growth and efficiency projects, and make strategic acquisitions.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On March 7, 2018, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding Common Stock. Under this repurchase programs, we are authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the six months ended July 3, 2021, there were no stock repurchases under the stock repurchase program. As of July 3, 2021, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 3, 2021, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
Our contractual obligations principally include obligations associated with our outstanding indebtedness, operating lease obligations and inventory purchase commitments. Contractual obligations did not materially change during the six months ended July 3, 2021, except for debt related activities as disclosed in Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements and in Liquidity and Capital Resources — Financing Activities, and lease activity as disclosed in Note 9 — Leases in the notes to the unaudited consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Windows and Siding Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 57.6% for the six months ended July 3, 2021 compared to the six months ended July 4, 2020.
Commercial Business
We are subject to market risk exposure principally related to volatility in the price of steel. For the six months ended July 3, 2021, material costs (predominantly steel costs) constituted approximately 64% of our Commercial segment’s cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
With material costs (predominantly steel costs) accounting for approximately 64% of our Commercial segment's cost of sales for the six months ended July 3, 2021, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $4.3 million for our six months ended July 3, 2021. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At July 3, 2021, all of our forward contracts for commodities met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,715.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either LIBOR or an alternate base rate. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.8 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facility at July 3, 2021 and December 31, 2020 was approximately $2,589.6 million and $2,485.5 million, respectively, compared to a face value of approximately $2,593.5 million and $2,498.0 million, respectively. In April 2021, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. As of July 3, 2021, our cash flow hedge contracts had a fair value liability of $86.5 million and are recorded as a non-current liability on our consolidated balance sheet.
See Note 14 — Long-Term Debt and Note 15 — Derivatives in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt and interest rate swaps.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income (loss) for the three and six months ended July 3, 2021 was $38 thousand and $0.3 million, respectively; and $1.7 million and $(1.4) million for the three and six months ended July 4, 2020, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three and six months ended July 3, 2021 was $4.6 million and $10.7 million, respectively; and was $8.6 million and $(1.0) million for the three and six months ended July 4, 2020, respectively.
The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement gain (loss) was $0.2 million and $(0.1) million for the three and six months ended July 3, 2021, respectively; and $0.4 million and $(0.6) million for the three and six months ended July 4, 2020, respectively.
We have entered into currency forward contracts with a financial institution through May 2022 to hedge primarily inventory purchases in Canada of approximately $57.5 million in the aggregate at fixed USD/CAD rates ranging from 1.2120 to 1.2726. In the future, we may enter into additional currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the Canadian dollar and/or the Mexican peso. See Note 15 — Derivatives in the notes to the unaudited consolidated financial statements for information on our currency hedges.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 3, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
We are currently in the process of assessing the internal controls of Prime Windows LLC (“Prime Windows”) as part of the post-close integration process. Prime Windows has been excluded from our assessment of internal control over financial reporting as of July 3, 2021. The total assets and revenues excluded from management’s assessment represent 0.1% and 0.5%, respectively, of the consolidated financial statements as of and for the six months ended July 3, 2021.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 21 — Contingencies, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 7, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock. Under this repurchase program, the Company is authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program.
During the second quarter of fiscal 2021, there were no stock repurchases under the program. At July 3, 2021, approximately $49.1 million remained available for stock repurchases under the program.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*10.1	Securities Purchase Agreement by and among Nucor Insulated Panel Group Inc, Vulcraft Canada Inc., and Cornerstone Building Brands, Inc., dated as of June 5, 2021
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: August 3, 2021	By:	/s/ James S. Metcalf
James S. Metcalf
Chairman of the Board and Chief Executive Officer

Date: August 3, 2021	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President, Chief Financial Officer and Chief Accounting Officer