Form 10-Q
period 2021-10-02
Cornerstone Building Brands, Inc.
filed 2021-11-09
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2021

or

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

Common Stock, $0.01 par value - 126,218,902 shares as of November 2, 2021.

i

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net sales	$1,444,405	$1,227,253	$4,111,558	$3,426,000
Cost of sales	1,134,909	929,751	3,230,605	2,642,880
Gross profit	309,496	297,502	880,953	783,120
Selling, general and administrative expenses	161,134	137,250	477,820	436,575
Intangible asset amortization	45,667	45,446	138,678	135,547
Restructuring and impairment charges, net	971	2,918	7,461	32,164
Strategic development and acquisition related costs	22,250	7,909	25,502	13,550
Gain on divestitures	(831,252)	—	(831,252)	—
Goodwill impairment	—	—	—	503,171
Income (loss) from operations	910,726	103,979	1,062,744	(337,887)
Interest income	71	328	211	1,007
Interest expense	(43,731)	(51,519)	(147,688)	(158,738)
Foreign exchange gain (loss)	(1,270)	812	(1,067)	(1,300)
Loss on extinguishment of debt	—	—	(42,234)	—
Other income (expense), net	337	(23)	1,167	(25)
Income (loss) before income taxes	866,133	53,577	873,133	(496,943)
Provision (benefit) for income taxes	245,598	23,061	245,326	(12,285)
Net income (loss)	620,535	30,516	627,807	(484,658)
Net income allocated to participating securities	(8,380)	(488)	(7,837)	—
Net income (loss) applicable to common shares	$612,155	$30,028	$619,970	$(484,658)
Income (loss) per common share:
Basic	$4.85	$0.24	$4.93	$(3.86)
Diluted	$4.82	$0.24	$4.90	$(3.86)
Weighted average number of common shares outstanding:
Basic	126,159	125,100	125,840	125,655
Diluted	127,079	125,289	126,602	125,655
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Comprehensive income (loss):
Net income (loss)	$620,535	$30,516	$627,807	$(484,658)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	(6,787)	7,354	3,875	6,357
Unrealized gain (loss) on derivative instruments, net of income tax of $2,453, $(426), $654 and $12,788, respectively	4,658	194	8,780	(41,711)
Amount reclassified from Accumulated other comprehensive income (loss) into earnings	7,288	—	13,957	—
Other comprehensive income (loss)	5,159	7,548	26,612	(35,354)
Comprehensive income (loss)	$625,694	$38,064	$654,419	$(520,012)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$677,187	$674,255
Restricted cash	2,211	6,223
Accounts receivable, less allowances of $11,176 and $13,313, respectively	645,298	554,649
Inventories, net	614,573	431,937
Income taxes receivable	11,611	39,379
Investments in debt and equity securities, at market	2,567	2,333
Prepaid expenses and other	119,234	77,751
Assets held for sale	3,909	4,644
Total current assets	2,076,590	1,791,171
Property, plant and equipment, less accumulated depreciation of $613,459 and $644,308, respectively	583,371	631,821
Lease right-of-use assets	278,316	264,107
Goodwill	1,326,411	1,194,729
Intangible assets, net	1,438,039	1,584,604
Deferred income taxes	2,109	1,867
Other assets, net	26,259	10,191
Total assets	$5,731,095	$5,478,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,000	$25,600
Accounts payable	307,153	211,441
Accrued compensation and benefits	96,794	81,548
Accrued interest	12,722	25,485
Accrued income taxes	8,216	5,060
Current portion of lease liabilities	72,983	70,125
Other accrued expenses	294,074	247,893
Total current liabilities	817,942	667,152
Long-term debt	3,015,795	3,563,429
Deferred income taxes	248,544	269,792
Long-term lease liabilities	207,570	198,875
Other long-term liabilities	329,189	337,437
Total long-term liabilities	3,801,098	4,369,533
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 126,228,665 and 126,207,594 shares issued and outstanding at October 2, 2021, respectively; and 125,425,931 and 125,400,599 shares issued and outstanding at December 31, 2020, respectively	1,263	1,255
Additional paid-in capital	1,272,999	1,257,262
Accumulated deficit	(136,878)	(764,685)
Accumulated other comprehensive loss, net	(24,905)	(51,517)
Treasury stock, at cost (21,071 and 25,332 shares at October 2, 2021 and December 31, 2020, respectively)	(424)	(510)
Total stockholders’ equity	1,112,055	441,805
Total liabilities and stockholders’ equity	$5,731,095	$5,478,490
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2021	October 3, 2020
Cash flows from operating activities:
Net income (loss)	$627,807	$(484,658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	216,956	212,413
Non-cash interest expense	19,857	6,948
Share-based compensation expense	16,946	12,568
Loss on extinguishment of debt	42,234	—
Goodwill impairment	—	503,171
Asset impairment	4,091	3,490
Gain on divestitures	(831,252)	—
Loss on sale of assets, net	—	710
Provision for credit losses	2,289	3,762
Deferred income taxes	(23,441)	(27,052)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(137,424)	(84,309)
Inventories	(241,068)	30,980
Income taxes	27,768	16,886
Prepaid expenses and other	(41,355)	6,246
Accounts payable	100,402	22,669
Accrued expenses	31,554	12,920
Other, net	996	132
Net cash provided by (used in) operating activities	(183,640)	236,876
Cash flows from investing activities:
Acquisitions, net of cash acquired	(331,010)	(41,841)
Capital expenditures	(75,183)	(62,535)
Proceeds from divestitures, net of cash divested	1,187,307	—
Proceeds from sale of property, plant and equipment	4,615	1,538
Net cash provided by (used in) investing activities	785,729	(102,838)
Cash flows from financing activities:
Proceeds from ABL facility	190,000	345,000
Payments on ABL facility	(190,000)	(415,000)
Proceeds from cash flow revolver	—	115,000
Payments on cash flow revolver	—	(115,000)
Proceeds from term loan	108,438	—
Payments on term loan	(19,405)	(19,215)
Proceeds from senior notes	—	500,000
Payments on senior notes	(670,800)	—
Payments of financing costs	(13,187)	(6,905)
Purchases of treasury stock	—	(6,428)
Payments on derivative financing obligations	(6,131)	—
Other	(1,300)	(478)
Net cash provided by (used in) financing activities	(602,385)	396,974
Effect of exchange rate changes on cash and cash equivalents	(784)	507
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,080)	531,519
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$679,398	$633,826
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$149,025	$138,325
Taxes paid, net	$232,755	$(1,881)
 See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Fiscal Quarters	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, July 3, 2021	126,072,088	$1,261	$1,265,887	$(757,413)	$(30,064)	(21,071)	$(424)	$479,247
Treasury stock purchases	—	—	—	—	—	(88,330)	(1,320)	(1,320)
Retirement of treasury shares	(88,330)	(1)	(1,319)	—	—	88,330	1,320	—
Issuance of restricted stock	238,329	2	(2)	—	—	—	—	—
Stock options exercised	6,578	1	80	—	—	—	—	81
Other comprehensive income	—	—	—	—	5,159	—	—	5,159
Share-based compensation	—	—	8,353	—	—	—	—	8,353
Net income	—	—	—	620,535	—	—	—	620,535
Balance, October 2, 2021	126,228,665	$1,263	$1,272,999	$(136,878)	$(24,905)	(21,071)	$(424)	$1,112,055

Balance, July 4, 2020	125,122,988	$1,252	$1,249,852	$(797,081)	$(75,300)	(25,650)	$(511)	$378,212
Treasury stock purchases	—	—	—	—	—	(1,635)	(11)	(11)
Issuance of restricted stock	5,816	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7,548	—	—	7,548
Share-based compensation	—	—	4,025	—	—	—	—	4,025
Net income	—	—	—	30,516	—	—	—	30,516
Balance, October 3, 2020	125,128,804	$1,252	$1,253,877	$(766,565)	$(67,752)	(27,285)	$(522)	$420,290
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
December 31, 2020	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(200,198)	(2,861)	(2,861)
Retirement of treasury shares	(200,198)	(2)	(2,859)	—	—	200,198	2,861	—
Issuance of restricted stock	835,259	8	(8)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	152,453	2	1,559	—	—	—	—	1,561
Other comprehensive income	—	—	—	—	26,612	—	—	26,612
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	16,946	—	—	—	—	16,946
Net income	—	—	—	627,807	—	—	—	627,807
Balance, October 2, 2021	126,228,665	$1,263	$1,272,999	$(136,878)	$(24,905)	(21,071)	$(424)	$1,112,055

Balance, December 31, 2019	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(1,168,514)	(6,906)	(6,906)
Retirement of treasury shares	(1,166,973)	(12)	(6,883)	—	—	1,166,973	6,895	—
Issuance of restricted stock	185,777	2	(2)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(35,354)	—	—	(35,354)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	12,568	—	—	—	—	12,568
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(484,658)	—	—	—	(484,658)
Balance, October 3, 2020	125,128,804	$1,252	$1,253,877	$(766,565)	$(67,752)	(27,285)	$(522)	$420,290
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2021
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone Building Brands,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2021 through October 2, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	October 2, 2021	December 31, 2020
Cash and cash equivalents	$677,187	$674,255
Restricted cash(1)	2,211	6,223
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$679,398	$680,478
(1)Restricted cash primarily relates to escrow balances held for an outstanding earn-out agreement as of December 31, 2020 and indemnification agreements in both periods presented.
Accounts Receivables and Related Allowance
The Company reports accounts receivable net of an allowance for expected credit losses. Trade accounts receivable are the result of sales of vinyl windows, aluminum windows, vinyl siding, metal siding, injection molded products, metal building products, metal coating, and other products and services to customers throughout the United States and Canada and affiliated territories, including international builders who resell to end users. Sales are primarily denominated in U.S. dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process and we require payment prior to shipment for certain international shipments.
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

The following table represents the rollforward of the allowance for credit losses for the periods indicated (in thousands):

	Nine Months Ended
	October 2, 2021	October 3, 2020
Ending balance, prior period	$13,313	$9,962
Cumulative effect of accounting change(1)	—	678
Provision for expected credit losses	2,289	3,762
Amounts charged against allowance for credit losses, net of recoveries	(268)	(1,801)
Allowance for credit losses of acquired company at date of acquisition	—	810
Divestitures	(4,158)	—
Ending balance	$11,176	$13,411
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

The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Windows Net Sales Disaggregation:
Vinyl windows	$562,097	$465,472	$1,607,704	$1,283,337
Aluminum windows	22,420	22,056	64,336	61,338
Other	11,969	13,786	31,453	33,364
Total	$596,486	$501,314	$1,703,493	$1,378,039

Siding Net Sales Disaggregation:
Vinyl siding	$182,019	$146,585	$508,121	$387,559
Metal	70,667	75,477	221,260	192,567
Injection molded	19,131	20,460	58,420	49,556
Stone	23,025	20,988	66,659	61,999
Other products & services(1)	63,028	58,388	181,988	156,509
Total	$357,870	$321,898	$1,036,448	$848,190

Commercial Net Sales Disaggregation:
Metal building products(2)	$395,869	$281,339	$1,014,663	$842,863
Insulated metal panels(3)	32,934	89,088	208,220	260,410
Metal coil coating	61,246	33,614	148,734	96,498
Total	$490,049	$404,041	$1,371,617	$1,199,771

Total Net Sales:	$1,444,405	$1,227,253	$4,111,558	$3,426,000
(1)Other products & services primarily consist of installation of stone veneer products.
(2)The Company’s roll-up sheet doors (“DBCI”) business is only included in the results of operations through August 17, 2021 as a result of divestiture. See Note 8 — Assets and Liabilities Held for Sale and Divestitures for more information.
(3)The Company’s insulated metal panels (“IMP”) business is only included in the results of operations through August 8, 2021 as a result of divestiture. See Note 8 — Assets and Liabilities Held for Sale and Divestitures for more information.
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

NOTE 3 — ACQUISITIONS
2021 Acquisitions
Cascade Windows
On August 20, 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $239.5 million in cash. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through cash available on the balance sheet. The Company reports Cascade Windows’ results within the Windows segment.

The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$2,838
Accounts receivable	15,663
Other receivables	409
Inventories	15,644
Prepaid expenses and other current assets	1,538
Property, plant and equipment	15,561
Lease right of use assets	19,335
Goodwill	220,428
Other assets	500
Total assets acquired	291,916
Liabilities assumed:
Accounts payable	17,680
Accrued expenses	7,673
Deferred income taxes	2,491
Current portion of lease liability	247
Other current liabilities	215
Non-current portion of lease liabilities	19,926
Other long-term liabilities	4,220
Total liabilities assumed	52,452
Net assets acquired	$239,464
The $220.4 million of goodwill was allocated to the Windows segment and is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
During the three and nine months ended October 2, 2021, Cascade Windows contributed net sales of $19.0 million and a net loss of $0.6 million, which have been included within the Company’s consolidated statements of operations. During the three and nine months ended October 2, 2021, the Company incurred $1.9 million of acquisition-related costs for Cascade Windows, $1.2 million of which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
Due to the recent closing of the Cascade Windows transaction, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessment of the fair value of acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuations of accounts receivable, other receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, lease right of use assets, goodwill, intangible assets, other assets, accounts payable, accrued expenses, other current liabilities, other long-term liabilities, lease liabilities, and deferred income taxes.
Prime Windows
On April 30, 2021, the Company acquired Prime Windows LLC (“Prime Windows”) for total consideration of $93.0 million, exclusive of a $2.0 million working capital adjustment which has not been finalized as of October 2, 2021. Prime Windows serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through borrowings under the Company’s existing credit facilities. Prime Windows’ results are reported within the Windows segment.

The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$997
Accounts receivable	5,500
Inventories	4,446
Prepaid expenses and other current assets	823
Property, plant and equipment	2,500
Lease right of use assets	2,787
Intangible assets (trade names/customer relationships)	51,600
Goodwill	32,069
Other assets	50
Total assets acquired	100,772
Liabilities assumed:
Accounts payable	1,676
Other accrued expenses	1,429
Lease liabilities	2,637
Total liabilities assumed	5,742
Net assets acquired	$95,030
The $32.1 million of goodwill was allocated to the Windows segment and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
During the three and nine months ended October 2, 2021, Prime Windows contributed net sales of $20.9 million and $33.7 million, respectively, and net income of $0.8 million and $2.5 million, respectively, which have been included within the Company’s consolidated statements of operations. During the nine months ended October 2, 2021, the Company incurred $1.0 million of acquisition-related costs for Prime Windows, $0.7 million of which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The purchase price allocation for the acquisition of Prime Windows remains subject to further adjustments, and the measurement period remained open as of October 2, 2021. The specific accounts subject to ongoing acquisition accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, property, plant and equipment, lease right of use assets, intangibles, goodwill, accounts payable, other accrued expenses, accrued warranties and lease liabilities. The Company anticipates completing the acquisition accounting adjustments during the first quarter of fiscal 2022.
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
Strategic development and acquisition related costs in the consolidated statements of operations for the nine months ended October 2, 2021 included a reduction of $4.2 million to the previously estimated accrual to reflect the final contingent earnout for the Kleary acquisition at approximately $5.4 million, which was paid as of October 2, 2021.
Unaudited Pro Forma Financial Information
The following table provides unaudited supplemental pro forma results for the Company for the three and nine months ended October 2, 2021 and October 3, 2020 as if the Cascade Windows, Prime Windows and Kleary acquisitions had occurred on January 1, 2020 (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net sales	$1,467,982	$1,281,692	$4,243,700	$3,582,308
Net income (loss) applicable to common shares	609,695	32,053	618,073	(483,488)
Net income (loss) per common share:
Basic	$4.83	$0.26	$4.91	$(3.85)
Diluted	$4.80	$0.26	$4.88	$(3.85)

The unaudited supplemental pro forma financial information was prepared based on historical information of the Company, Cascade Windows, Prime Windows and Kleary. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the Cascade Windows, Prime Windows and Kleary acquisitions occurred on January 1, 2020 or of future results.

NOTE 4 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses (“SG&A”), manufacturing costs and to optimize the Company’s combined manufacturing footprint. During the nine months ended October 2, 2021, the Company incurred restructuring charges of $1.2 million, $0.3 million and $5.7 million in the Windows, Siding and Commercial segments, respectively, and $0.2 million in corporate restructuring charges. Restructuring charges incurred to date since the current restructuring initiatives began in 2019 are $59.8 million. The following table summarizes the costs related to those restructuring plans for the three and nine months ended October 2, 2021 and costs incurred to date since inception of those initiatives and programs (in thousands):

	Three Months Ended	Nine Months Ended	Costs Incurred to Date
	October 2, 2021	October 2, 2021	(Since inception)
Severance	$646	$3,125	$39,356
Asset impairments	103	4,091	11,959
Gain on sale of facilities, net	—	—	(1,298)
Other restructuring costs	222	245	9,781
Total restructuring costs	$971	$7,461	$59,798
For the three and nine months ended October 2, 2021, total restructuring costs are recorded within restructuring and impairment costs in the consolidated statements of operations. The asset impairments of $4.1 million for the nine months ended October 2, 2021 primarily included assets that were recorded at fair value less cost to sell, which was less than the assets’ carrying amount, and the write-off of previously capitalized software development costs.
The following table summarizes our severance liability, included within other accrued expenses on the consolidated balance sheets, and cash payments made pursuant to the restructuring plans from inception through October 2, 2021 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	4,294	2,705	16,561	3,013	26,573
Cash payments	(4,406)	(2,352)	(14,570)	(4,346)	(25,674)
Balance, December 31, 2020	$306	$835	$1,991	$430	$3,562
Costs incurred	932	264	1,772	157	3,125
Cash payments	(1,196)	(933)	(2,241)	(587)	(4,957)
Balance, October 2, 2021	$42	$166	$1,522	$—	$1,730
We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months and we may incur future additional restructuring charges associated with these plans.

NOTE 5 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2019	$714,023	$807,280	$148,291	$1,669,594
Goodwill recognized from acquisition	—	12,539	—	12,539
Impairment(1)	(320,990)	(176,774)	(5,407)	(503,171)
Currency translation	3,991	10,000	—	13,991
Purchase accounting adjustments from prior year acquisitions	—	1,776	—	1,776
Balance, December 31, 2020	$397,024	$654,821	$142,884	$1,194,729
Goodwill recognized from acquisitions	252,497	122	—	252,619
Divestiture	—	—	(121,464)	(121,464)
Currency translation	303	224	—	527
Balance, October 2, 2021	$649,824	$655,167	$21,420	$1,326,411
(1)Goodwill impairment charges occurred during the quarter ended April 4, 2020 as a result of a decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic.
NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	October 2, 2021	December 31, 2020
Raw materials	$373,034	$241,353
Work in process and finished goods	241,539	190,584
Total inventory	$614,573	$431,937
 As of October 2, 2021, the Company had inventory purchase commitments of $24.9 million.

NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of October 2, 2021 and December 31, 2020 (in thousands). Intangible assets that are fully amortized have been removed from the disclosures.

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of October 2, 2021
Amortized intangible assets:
Trademarks/Trade names/Other	3	–	15	7	$233,067	$(69,885)	$163,182
Customer lists and relationships	7	–	20	9	1,716,511	(441,654)	1,274,857
Total intangible assets				9	$1,949,578	$(511,539)	$1,438,039

As of December 31, 2020
Amortized intangible assets:
Trademarks/Trade names/Other	5	–	15	8	$248,155	$(51,722)	$196,433
Customer lists and relationships	7	–	20	9	1,758,611	(370,440)	1,388,171
Total intangible assets				9	$2,006,766	$(422,162)	$1,584,604
The Company expects to recognize amortization expense over the next five fiscal years as follows (in thousands):

2021 (excluding the nine months ended October 2, 2021)	$45,517
2022	181,916
2023	181,904
2024	181,246
2025	181,136
NOTE 8 — ASSETS AND LIABILITIES HELD FOR SALE AND DIVESTITURES
On August 9, 2021, the Company completed the sale of its IMP business for cash proceeds of $1.0 billion. On August 18, 2021, the Company completed the sale of its DBCI business for cash proceeds of $168.9 million. The IMP and DBCI businesses were within the Company’s Commercial segment and their assets and liabilities were presented as held for sale as of July 3, 2021. For the three and nine months ended October 2, 2021, the Company recognized a pre-tax gain of $679.8 million for the IMP divestiture and $151.5 million for the DBCI divestiture, which are included in gain on divestitures in the consolidated statements of operations. As part of the consideration received for the sale of the IMP business, we entered into a short-term agreement to supply steel to Nucor for the IMP business and deferred approximately $15.5 million, which was recorded in other accrued expenses on the consolidated balance sheet, for the estimated fair value of this agreement (representing a Level 3 fair value measurement). The deferred revenue will be amortized into net sales on a straight-line basis over the term of the agreement, which terminates in December 2021. For the three and nine months ended October 2, 2021, we amortized $6.2 million to net sales related to this agreement. For the three and nine months ended October 2, 2021, the Company incurred $17.9 million and $21.3 million, respectively, of divestiture-related costs, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations. The divested businesses did not represent strategic shifts that have a major effect on our operations and financial results, so they were not presented as discontinued operations.
The total carrying value of assets held for sale was $3.9 million and $4.6 million as of October 2, 2021 and December 31, 2020, respectively. Assets held for sale at October 2, 2021 are actively marketed for sale. In determining the fair value of the real property assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the nine months ended October 2, 2021, the Company completed the sale of certain real property assets resulting in approximately $4.6 million in net proceeds and immaterial losses from the transactions.

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
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at the commencement date of the leases. Few of the Company’s lease contracts provide a readily determinable implicit rate. As such, an estimated incremental borrowing rate (“IBR”) is utilized, based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Accounting for leases requires judgment, including determining whether a contract contains a lease, the incremental borrowing rates to utilize for leases without a stated implicit rate, the reasonably certain holding period for a leased asset, and the allocation of consideration to lease and non-lease components. The allocation of the lease and non-lease components for durable tooling is based on the Company’s best estimate of standalone price.
Weighted average information about the Company’s lease portfolio as of October 2, 2021 was as follows:

Weighted-average remaining lease term	5.9 years
Weighted-average IBR	5.82%
Operating lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Operating lease costs
Fixed lease costs	$26,117	$21,220	$79,342	$78,183
Variable lease costs(1)	29,942	19,013	82,730	54,188
(1)Includes short-term lease costs, which are immaterial.

Cash and non-cash activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,994	$24,853	$74,734	$80,241

Right-of-use assets obtained in exchange for new operating lease liabilities	$23,267	$2,070	$40,782	$18,940
Future minimum lease payments under non-cancelable leases as of October 2, 2021 are as follows (in thousands):

Operating Leases
2021 (excluding the nine months ended October 2, 2021)	$17,972
2022	81,817
2023	56,245
2024	43,479
2025	36,384
Thereafter	98,707
Total future minimum lease payments	334,604
Less: interest	54,051
Present value of future minimum lease payments	$280,553

As of October 2, 2021
Current portion of lease liabilities	72,983
Long-term portion of lease liabilities	207,570
Total	$280,553
NOTE 10 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “2003 Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards (“RSUs”) and long-term incentive awards with performance conditions (“performance share units” or “PSUs”). Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger (as defined herein) with Ply Gem Parent, LLC (“Ply Gem”), on November 16, 2018, awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, RSUs, and PSUs. A portion of the Founders Awards was not granted under the 2003 Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan. These Founders Awards were subject to award agreements with the same terms and provisions as awards of the same type granted under the 2003 Incentive Plan.
As of October 2, 2021, and for all periods presented, the Founders Awards and our share-based awards granted under the 2003 Incentive Plan have consisted of RSUs, PSUs and stock options, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment through the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. As a general rule, stock option awards expire on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve.
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
Vesting of the PSUs granted as part of the Founders Awards is contingent upon the achievement of synergies captured from the Merger and continued employment. Based on achieved synergies during the period comprising the two fiscal years ended December 31, 2020, the Founders Awards will vest at 200% of target amounts, subject to continuing employment through the requisite service period ending on November 16, 2021. Vesting of the PSUs granted under the 2003 Incentive Plan during the nine months ended October 2, 2021 and October 3, 2020 are contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total shareholder return. The grant-date fair values of the PSUs granted during the nine months ended October 2, 2021 and October 3, 2020 were determined by Monte Carlo simulations.
Stock option awards
During the nine months ended October 2, 2021 and October 3, 2020, we granted 0.8 million and 1.1 million stock options, respectively. The average grant date fair value of options granted during the nine months ended October 2, 2021 and October 3, 2020 was $7.38 and $2.13 per share, respectively. There were 0.2 million options with an intrinsic value of $0.7 million exercised during the nine months ended October 2, 2021 and cash received from the options exercised was $1.6 million. No options were exercised during the nine months ended October 3, 2020.
Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the nine months ended October 2, 2021, we granted RSUs to key employees with a fair value of $18.0 million representing approximately 1.2 million shares. During the nine months ended October 3, 2020, we granted RSUs to key employees with a fair value of $7.0 million, representing 1.4 million shares. During the nine months ended October 2, 2021 and October 3, 2020, we granted PSUs with a total fair value of approximately $28.0 million and $5.6 million, respectively, to key employees.
Share-based compensation expense
During the three and nine months ended October 2, 2021, we recorded share-based compensation expense for all awards of $8.4 million and $16.9 million, respectively. During the three and nine months ended October 3, 2020, we recorded share-based compensation expense for all awards of $4.0 million and $12.6 million, respectively.

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

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$612,155	$30,028	$619,970	$(484,658)
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	126,159	125,100	125,840	125,655
Common stock equivalents:
Employee stock options	920	189	762	—
PSUs and Performance Share Awards	—	—	—	—
Weighted average diluted number of common shares outstanding	127,079	125,289	126,602	125,655

Basic income (loss) per common share	$4.85	$0.24	$4.93	$(3.86)
Diluted income (loss) per common share	$4.82	$0.24	$4.90	$(3.86)

Incentive Plan securities excluded from dilution(1)	160	2,146	176	3,338
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the nine months ended October 2, 2021 and October 3, 2020 (in thousands):

	Nine Months Ended
	October 2, 2021	October 3, 2020
Beginning balance	$216,230	$216,173
Acquisitions	6,464	109
Divestiture	(2,245)	—
Warranties sold	1,597	1,885
Revenue recognized	(2,043)	(2,054)
Expense	22,856	23,257
Settlements	(23,978)	(22,645)
Ending balance	218,881	216,725
Less: current portion	29,523	27,201
Total warranty, less current portion	$189,358	$189,524
The current portion of the warranty liabilities is recorded within other accrued expenses and the long-term portion of the warranty liabilities is recorded within other long-term liabilities in the Company’s consolidated balance sheets.
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
Coil Coating Benefit Plans — On January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “Coil Coating Benefit Plans”) and which are closed to new participants. Benefits under the Coil Coating Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the Coil Coating Benefit Plans are invested in fixed income funds. The Company also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”). Currently, the Company’s policy is to fund the Coil Coating Benefit Plans as required by minimum funding standards of the Internal Revenue Code.
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
We refer to the RCC Pension Plan, the Coil Coating Benefit Plans, the Ply Gem Plan and the MW Plan collectively as the “Defined Benefit Plans” in this Note.

The following tables set forth the components of the net periodic benefit cost, before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Service cost	$14	$11	$41	$34
Interest cost	635	802	1,906	2,405
Expected return on assets	(1,360)	(1,398)	(4,079)	(4,193)
Amortization of prior service cost	17	16	49	47
Amortization of net actuarial loss	104	753	312	2,256
Net periodic benefit (income) cost	$(590)	$184	$(1,771)	$549

	OPEB Plans
	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Service cost	$4	$4	$13	$13
Interest cost	44	59	133	178
Amortization of net actuarial loss	18	27	53	81
Net periodic benefit cost	$66	$90	$199	$272
We expect to contribute $3.2 million to the Defined Benefit Plans and $0.7 million to OPEB Plans in the year ending December 31, 2021. Our policy is to fund the Coil Coating Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 14 — LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	October 2, 2021	December 31, 2020
Term loan facility due April 2028	$2,587,000	$2,497,967
8.00% senior notes due April 2026	—	645,000
6.125% senior notes due January 2029	500,000	500,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(45,205)	(53,938)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,041,795	3,589,029
Less: current portion of long-term debt	26,000	25,600
Total long-term debt, less current portion	$3,015,795	$3,563,429
(1)Includes the unamortized discounts and unamortized deferred financing costs associated with the term loan facility, the 8.00% senior notes due April 2026 (included in December 31, 2020 balance only as the notes were redeemed in full in April 2021), and the 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based and revolving credit facilities of $1.4 million and $1.7 million as of October 2, 2021 and December 31, 2020, respectively, are classified in other assets on the consolidated balance sheets.
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
On April 15, 2021, the Company entered into a Second Amendment to the Current Cash Flow Credit Agreement (the “Second Amendment"), among the Company, the several banks and other financial institutions party thereto (the "Cash Flow Lenders") and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), which amended the Current Cash Flow Credit Agreement to, among other things:
•Terminate $92.0 million of commitments by Cash Flow Lenders under the Company’s cash flow-based revolving credit facility of up to $115.0 million, maturing on April 12, 2023 (the “Existing Cash Flow Revolver”; and
•Replace such commitments with $92.0 million of extended cash flow-based revolving commitments, maturing on April 12, 2026 (the “Extended Cash Flow Revolver” and together with the Existing Cash Flow Revolver, the “ Current Cash Flow Revolver”).
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
In connection with the Third Amendment and the Increase Supplement to the Current Cash Flow Credit Agreement, the Company incurred $24.8 million in financing costs of which $13.2 million was deferred and are being amortized using the effective interest method.
The Current Term Loan Facility amortizes in nominal quarterly one installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum. At October 2, 2021, the interest rates on the Current Term Loan Facility were as follows:

October 2, 2021
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
Subject to certain exceptions, the Current Term Loan Facility is subject to mandatory prepayments in an amount equal to:
•the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and
•50% of annual excess cash flow (as defined in the Current Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. No payments were required in 2021 under the fiscal year 2020 excess cash flow calculation.
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

Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of October 2, 2021, the Company had the following in relation to the Current ABL Facility (in thousands):

October 2, 2021
Excess availability	$564,442
Revolving loans outstanding	—
Letters of credit outstanding	40,925
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
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021. The effective interest rate for the 6.125% Senior Notes was 6.33% as of October 2, 2021, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
Redemption of 8.00% Senior Notes
On April 15, 2021, the Company redeemed the outstanding $645.0 million aggregate principal amount of the 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”) for $670.8 million using cash on hand and proceeds from the Incremental Tranche B Term Loans. The redemption resulted in a pre-tax loss on extinguishment of debt of $41.9 million during the nine months ended October 2, 2021, comprising a make-whole premium of $25.8 million and a write-off of $16.1 million in unamortized deferred financing costs.
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of October 2, 2021, the Company was in compliance with all covenants that were in effect on such date.
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
The amount remaining in accumulated other comprehensive loss for the de-designated and terminated swaps as of October 2, 2021 was approximately $51.9 million and is being amortized as an increase to interest expense over the effective period of the original swap agreements.
The new receive-fixed interest rate swaps remain undesignated to economically offset the now undesignated existing, active swap. The new receive-fixed and the existing, active swaps mature on July 12, 2023. Cash settlements related to these receive-fixed interest rate swaps offset and are classified as operating activities in the consolidated statements of cash flows.

The new pay-fixed interest rate swaps also qualify as hybrid instruments in accordance with ASC 815, Derivatives and Hedging, consisting of a loan and an embedded at-market derivative that was designated as a cash flow hedge. The loan is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. The new swaps are indexed to one-month LIBOR and will be net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.0369% and 2.0340%, respectively, and the variable rate based upon one-month LIBOR (subject to a floor of 0.5%) as applied to the notional amount of the swaps. In connection with the transactions discussed above, no cash was exchanged between the Company and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as debt are classified as financing activities while the portion treated as an at-market derivative are classified as operating activities in the consolidated statements of cash flows.
The key terms of interest rate swaps are as follows (amounts in thousands):

		October 2, 2021		December 31, 2020
Effective Date	Fixed Rate Paid (Received)	Notional Amount	Status	Notional Amount	Status	Maturity Date
Entered into May 2019:
July 12, 2019	2.1570%	$—	Terminated	$500,000	Active	July 12, 2023
July 12, 2019	2.1560%	—	Terminated	500,000	Active	July 12, 2023
July 12, 2019	2.1680%	500,000	Active	500,000	Active	July 12, 2023

Entered into April 2021:
April 15, 2021	2.0369%	750,000	Active			April 15, 2026
April 15, 2021	2.0340%	750,000	Active			April 15, 2026
April 15, 2021	(2.1680)%	(250,000)	Active			July 12, 2023
April 15, 2021	(2.1680)%	(250,000)	Active			July 12, 2023
		$1,500,000		$1,500,000
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
In the second quarter of 2021, the Company entered into forward contracts to hedge approximately $20.2 million of its 2022 non-functional currency inventory purchases. Similar to the December 2020 contracts described above, these contracts were established to protect the Company from variability in cash flows attributable to changes in the U.S dollar relative to the Canadian dollar. All of the Company’s foreign currency forward contracts are designated as qualifying hedging instruments and are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
During the three and nine months ended October 2, 2021, the Company realized a loss of approximately $0.3 million and $0.9 million, respectively, within cost of goods sold in the consolidated statements of operations based on the foreign currency forward contracts described above. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings. As of October 2, 2021, the Company had a hedge asset of approximately $0.2 million and a gain of approximately $0.2 million in accumulated other comprehensive loss on the consolidated balance sheets. No hedge liability or asset or deferred gain or loss in accumulated other comprehensive loss existed as of December 31, 2020 related to the forward contracts.
Fair Values of Derivatives on the Consolidated Balance Sheets
The fair values of our derivatives and their presentation on the consolidated balance sheets as of October 2, 2021 and December 31, 2020 were as follows (in thousands):

		October 2, 2021		December 31, 2020
		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Other assets(1)	$17,140	$—	$—	$—
	Other long-term liabilities(2)	—	17,140	—	—
Total		$17,140	$17,140	$—	$—

Derivatives designated as hedging instruments	Financial statement line item
Interest rate swaps	Other accrued expenses(3)	$—	$13,127	$—	$—
	Other long-term liabilities(4)	—	48,386	—	75,770
Foreign currency contracts	Other accrued expenses	—	—	—	—
	Other long-term liabilities	—	(202)	—	—
Total		$—	$61,311	$—	$75,770
(1)The balance as of October 2, 2021 of $17.1 million is related to receive-fixed interest rate swap for which the fair value option has been elected.
(2)The balance as of October 2, 2021 of $17.1 million is related to pay-fixed May 2019 active interest rate swap which has been de-designated as a cash flow hedge.
(3)The balance as of October 2, 2021 of $13.1 million is related to the financing component of the pay-fixed interest rate swaps.
(4)The balance as of October 2, 2021 includes $48.4 million related to the financing component of the pay-fixed interest rate swaps.
Effect of Derivatives on the Consolidated Statements of Operations
The effect of our derivatives and their presentation on the consolidated statements of operations for the three and nine months ended October 2, 2021 and October 3, 2020 were as follows (in thousands):

		Three Months Ended		Nine Months Ended
		October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Interest expense(1)	$7,288	$—	$13,957	$—
Foreign currency contracts	Cost of sales	339	—	853	—

Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	2,540	7,462	13,422	16,644
		$10,167	$7,462	$28,232	$16,644
(1)For the three and nine months ended October 2, 2021, the entire balance related to the reclassification from accumulated other comprehensive loss to interest expense is due to de-designation from hedge accounting of all May 2019 interest rate swaps.

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
As of October 2, 2021 and December 31, 2020, the CD&R Investor Group owned approximately 49.1% and 49.4% of the outstanding shares of the Company’s Common Stock, respectively.
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
During the nine months ended October 2, 2021, there were no stock repurchases under the stock repurchase programs. The Company repurchased 1.1 million shares for $6.4 million under the stock repurchase programs during the nine months ended October 3, 2020. As of October 2, 2021, $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the nine months ended October 2, 2021 and October 3, 2020, the Company withheld approximately 0.2 million and 0.1 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.

During the nine months ended October 2, 2021 and October 3, 2020, the Company cancelled approximately 0.2 million and 1.2 million shares that had been previously withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards and shares repurchased under the stock repurchase programs. The cancellations resulted in $2.9 million and $6.9 million decreases in both treasury stock and additional paid in capital during the nine months ended October 2, 2021 and October 3, 2020, respectively.
NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of October 2, 2021 and December 31, 2020, respectively, because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At October 2, 2021, there were no borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	October 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$2,587,000	$2,578,929	$2,497,967	$2,485,477
8.00% Senior Notes	—	—	645,000	674,025
6.125% Senior Notes	500,000	527,500	500,000	530,000
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of October 2, 2021 and December 31, 2020.
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

The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	October 2, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$37	$—	$—	$37
Mutual funds – Growth	549	—	—	549
Mutual funds – Blend	1,380	—	—	1,380
Mutual funds – Foreign blend	450	—	—	450
Mutual funds – Fixed income	—	151	—	151
Total short-term investments in deferred compensation plan(2)	2,416	151	—	2,567
Interest rate swap assets(3)	—	17,140	—	17,140
Total assets	$2,416	$17,291	$—	$19,707

Liabilities:
Deferred compensation plan liability(2)	$—	$2,561	$—	$2,561
Foreign currency hedges	—	(202)	—	(202)
Interest rate swap liabilities(4)	—	78,653	—	78,653
Total liabilities	$—	$81,012	$—	$81,012

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$349	$—	$—	$349
Mutual funds – Growth	487	—	—	487
Mutual funds – Blend	1,006	—	—	1,006
Mutual funds – Foreign blend	338	—	—	338
Mutual funds – Fixed income	—	153	—	153
Total short-term investments in deferred compensation plan(2)	2,180	153	—	2,333
Total assets	$2,180	$153	$—	$2,333

Liabilities:
Deferred compensation plan liability(2)	$—	$2,339	$—	$2,339
Interest rate swap liabilities	—	75,770	—	75,770
Total liabilities	$—	$78,109	$—	$78,109
(1)Unrealized holding gains (losses) for the nine months ended October 2, 2021 and October 3, 2020 were $0.2 million and $(0.7) million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.
(3)The balance as of October 2, 2021 of $17.1 million is related to receive-fixed interest rate swaps for which the fair value option has been elected.
(4)The balance as of October 2, 2021 includes $61.5 million related to the financing component of pay-fixed interest rate swaps and $17.1 million related to pay-fixed May 2019 active interest rate swaps which have been de-designated as cash flow hedges.

The following table summarizes information regarding our liabilities that are measured at fair value on a nonrecurring basis as of October 2, 2021, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	October 2, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Short-term steel supply agreement(1)	$—	$—	$9,333	$9,333
Total liabilities	$—	$—	$9,333	$9,333
(1)See Note 8 — Assets and Liabilities Held for Sale and Divestitures for more information. The fair value of the supply agreement was estimated using level 3 inputs, including broker quotes and the Company’s steel procurement agreements.
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
For the nine months ended October 2, 2021, the Company’s estimated annual effective income tax rate of ordinary forecasted pre-tax book income was approximately 28.5%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, foreign income taxes, and divestitures. For the nine months ended October 2, 2021, the effective tax rate was 28.1%, which varied from the annual effective tax rate due to discrete items recorded during the period, including interest recorded on unrecognized tax benefits, adjustments to state income tax rates, and stock compensation.
Valuation allowance
As of October 2, 2021, the Company remained in a valuation allowance position, in the amount of $12.1 million, against its deferred tax assets for certain state jurisdictions of certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences as well as interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the nine months ended October 2, 2021, the tax reserves increased by approximately $6.4 million. The increase is primarily due to a new uncertain tax benefit and additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of October 2, 2021 was approximately $18.1 million and is recorded in other long-term liabilities in the consolidated balance sheet.

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
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net sales:
Windows	$596,486	$501,314	$1,703,493	$1,378,039
Siding	357,870	321,898	1,036,448	848,190
Commercial	490,049	404,041	1,371,617	1,199,771
Total net sales	$1,444,405	$1,227,253	$4,111,558	$3,426,000
Operating income (loss):
Windows	$15,756	$37,295	$83,901	$(252,794)
Siding	46,108	45,313	127,019	(92,916)
Commercial	908,458	56,137	1,003,373	109,642
Corporate	(59,596)	(34,766)	(151,549)	(101,819)
Total operating income (loss)	910,726	103,979	1,062,744	(337,887)
Unallocated other expense, net	(44,593)	(50,402)	(189,611)	(159,056)
Income (loss) before taxes	$866,133	$53,577	$873,133	$(496,943)

			October 2, 2021	December 31, 2020
Total assets:
Windows			$2,076,604	$1,717,032
Siding			2,120,543	2,123,615
Commercial			516,366	890,380
Corporate			1,017,582	747,463
Total assets			$5,731,095	$5,478,490

NOTE 21 — CONTINGENCIES
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. The Company regularly reviews the status of ongoing proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance.
Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of October 2, 2021.
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
MW Manufacturers Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the U.S. Environmental Protection Agency (“EPA”) under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study based on the investigations was submitted to the VDEQ for review and approval in September 2019. Upon completion of a 30-day public comment period, the VDEQ issued its Final Decision and Response to Comments approving a final remedy on May 19, 2021. The final remedy consists of continuing groundwater monitoring until the VDEQ’s corrective actions have been met; and implementing and complying with land use restrictions and institutional controls imposed by an environmental covenant. The Company has recorded a liability of $4.5 million for this MW site, of which $1.0 million is in other current liabilities in the Company’s consolidated balance sheet as of October 2, 2021.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party at the site and has liability for investigation and remediation costs associated with the contamination. On May 17, 2019, KBP and an unrelated respondent, Kroy Industries, Inc., entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was approved by EPA in December 2019. Two phases of RI field sampling have been completed through May 2021 and results are being analyzed to determine a monitoring well plan and scope of additional investigation. The Company has recorded a liability of $4.4 million within other current liabilities in its consolidated balance sheet as of October 2, 2021. If necessary, the Company will adjust our remediation liability if the RI/FS scope materially changes or the EPA imposes additional investigative requirements. The Company may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.

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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $3.9 million liability related to the settlement, of which $2.3 million is in other current liabilities in the Company’s consolidated balance sheet as of October 2, 2021.
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action Complaint in the Delaware Court of Chancery against Clayton Dubilier & Rice, LLC (“CD&R”), Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), and certain directors of the Company. Voigt purported to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. An Amended Complaint was filed on April 11, 2019. The Amended Complaint asserted claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against twelve director defendants in connection with the Merger. Defendants moved to dismiss the Amended Complaint and, on February 10, 2020, the court denied the motions except as to four of the director defendants. Voigt sought damages in an amount to be determined at trial.
On August 25, 2021, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation remains subject to court approval, and the court has scheduled a hearing to consider the Stipulation on January 19, 2022. The Stipulation provides for CD&R, CD&R Fund VIII, and the eight director defendants to cause their respective insurers to pay a total of $100 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the Company. The Stipulation further provides that plaintiff’s counsel intends to seek attorneys’ fees and litigation expenses in an amount no greater than 23.5% of the $100 million payment by the insurers, and that any incentive award for the plaintiff will be paid solely from the amount of attorneys’ fees awarded.
Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020 the USITC opinion was published in the Federal Register, ceasing the Company’s requirement to pay the AD and CVD tariffs. The Company received full reimbursement for the $4.1 million in tariffs previously deposited with United States Customs and Border Protection and recorded a reduction in costs of sales during the fiscal year ended December 31, 2020. This matter was appealed and, on September 22, 2021, the U.S. Court of International Trade (“CIT”) issued an opinion upholding the USITC’s determination that there was no injury or threat of injury to the domestic FSS industry caused by the cumulated imports of FSS from Mexico, Canada, and China. The CIT decision is subject to further appeal to the U.S. Court of Appeals for the Federal Circuit and would have preclusive effect only with respect to the proceedings involving China, because the USITC’s determination as it applies to imports of FSS from Mexico has been appealed to a separate tribunal established pursuant to the North American Free Trade Agreement. However, because the CIT decision addresses the USITC’s analysis of cumulated imports of FSS from Mexico, Canada, and China, the court’s opinion may be persuasive in the appeal of the USITC’s determination as it applies to imports of FSS from Mexico.

NOTE 22 — SUBSEQUENT EVENTS
On November 6, 2021, the Company entered into a definitive agreement to acquire Union Corrugating Company Holdings, Inc. (“UCC”). UCC provides metal roofing, roofing components and accessories from locations primarily in the Central and Eastern U.S. regions. The Company expects to fund this acquisition with cash on hand. The closing of the transaction is expected during the fourth quarter of 2021, subject to regulatory approval and other customary closing conditions.

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
•commodity price volatility and/or limited availability of raw materials, including polyvinyl chloride (“PVC”) resin, glass, aluminum, and steel due to supply chain disruptions;
•our ability to identify and develop relationships with a sufficient number of qualified suppliers to mitigate risk in the event a significant supplier experiences a significant production or supply chain interruption;
•increasing difficulty in credit or financing availability of consumers or builders;
•increase in inflationary activity;
•ability to successfully achieve price increases to offset cost increases;
•ability to successfully implement operational efficiency initiatives, including automation;
•ability to successfully integrate our acquired businesses;
•ability to attract and retain employees, including through various initiatives and actions;
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
•our ability to retain and replace key personnel;
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
•ability to compete effectively against competitors with substitutable products;
•additional costs from new regulations which relate to the utilization or manufacturing of our products or services;
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
We have developed and continue to implement a well-defined business strategy focused on: (i) driving profitable growth in new and existing markets; (ii) leveraging operational excellence across our businesses; (iii) implementing a capital allocation framework balanced between a focus on opportunistic investment in high return initiatives and continued debt repayment; and (iv) operating with an ongoing attention to sustainability.

We believe that by focusing on operational excellence every day, creating a platform for future growth and investing in market-leading residential and commercial building brands, we will deliver unparalleled financial results. We design, engineer, manufacture, install and market external building products through our three operating segments: Windows, Siding, and Commercial.
Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the leading manufacturer of vinyl windows, vinyl siding, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes over 20,000 employees at manufacturing, distribution and office locations primarily in North America.
At Cornerstone Building Brands, corporate stewardship is a responsibility that is deeply embedded in our culture. We believe that our sustainable business practices will provide us the staying power to make a real difference in countless cities and neighborhoods.
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
Acquisitions and Divestitures
Our portfolio optimization is rooted in our core growth strategy and leverages areas where we have a competitive advantage resulting in a more focused and optimized business portfolio, strengthening our market position and financial flexibility. To deliver long-term value, we must participate in categories where meaningful growth exists. We believe this approach will enhance Cornerstone Building Brands’ value proposition, fueling both growth and value creation. Sustainable value creation is important because it allows us to deliver shareholder returns while establishing a foundation to support our long-term growth aspirations.
On April 30, 2021, the Company acquired Prime Windows LLC (“Prime Windows”) for total consideration of $93.0 million, exclusive of a $2.0 million working capital adjustment which has not been finalized as of October 2, 2021. This acquisition was funded through borrowings under the Company’s existing credit facilities. Prime Windows’ results are reported within the Windows segment as of the acquisition date. On August 20, 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $239.5 million in cash. This acquisition was funded through cash available on the balance sheet. The Company reports Cascade Windows’ results within the Windows segment as of the acquisition date.
On August 9, 2021, the Company completed the sale of its IMP business for cash proceeds of $1.0 billion. On August 18, 2021, the Company completed the sale of its DBCI business for cash proceeds of $168.9 million. The Company previously reported the results of the IMP and DBCI businesses within the Commercial segment.
Markets We Serve
Our products are available across several large and attractive end markets, including residential new construction, repair and remodel and low-rise non-residential construction. We believe that there are favorable underlying fundamental factors that will drive long-term growth across the end markets in which we operate. We also believe that the ongoing COVID-19 pandemic, while still causing economic uncertainty worldwide, has driven strong demand for residential repair and remodel activity, residential new construction and select segments of the low-rise non-residential construction market, such as distribution, warehouse, healthcare and educational facilities in suburban regions. However, the COVID-19 pandemic has also caused challenges in other areas of non-residential construction, most notably in retail and commercial office facilities in densely populated urban centers, where we have minimal participation. We believe our business is well-positioned to benefit from broader societal and population trends favoring suburban regions, as employment and living preferences shift toward such regions.
Cornerstone Building Brands is deeply committed to the communities where our customers and employees live, work and play. We recognize that our customers are increasingly environmentally conscious in their purchasing behavior, and we aim to offer sustainable solutions to address these evolving consumer preferences. For example, certain products in our portfolio are high in recycled end content, virtually 100% recyclable at the end of their useful life and often manufactured to meet or exceed specified sustainability targets, such as windows with ENERGY STAR and LEED certifications. We recognize that efficient use of recycled materials helps to conserve natural resources and reduces environmental impact, and we are committed to offering these sustainable products to our customers.

RESULTS OF OPERATIONS
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	October 2, 2021	October 3, 2020	$ change	% change	October 2, 2021	October 3, 2020	$ change	% change
Net sales	$1,444,405	$1,227,253	217,152	17.7%	$4,111,558	$3,426,000	685,558	20.0%
Gross profit	309,496	297,502	11,994	4.0%	880,953	783,120	97,833	12.5%
% of net sales	21.4%	24.2%			21.4%	22.9%
Selling, general and administrative expenses	161,134	137,250	23,884	17.4%	477,820	436,575	41,245	9.4%
% of net sales	11.2%	11.2%			11.6%	12.7%
Restructuring and impairment charges, net	971	2,918	(1,947)	(66.7)%	7,461	32,164	(24,703)	(76.8)%
Strategic development and acquisition related costs	22,250	7,909	14,341	181.3%	25,502	13,550	11,952	88.2%
Interest expense	43,731	51,519	(7,788)	(15.1)%	147,688	158,738	(11,050)	(7.0)%
Net income (loss)	620,535	30,516	590,019	1933.5%	627,807	(484,658)	1,112,465	(229.5)%

Net sales - Consolidated net sales for the three and nine months ended October 2, 2021 increased by approximately 17.7% and 20.0%, respectively, as compared to the same period last year. The net sales growth was primarily driven by price actions across all segments in response to rising commodity costs and other inflationary impacts. Demand for our products during the quarter was strong relative to prior year. Limited raw materials from our suppliers, primarily steel and PVC resin, and labor shortages constrained operations and shipments. As a result, volume for the quarter was essentially flat compared to the same periods in the prior year.
For the nine months ended October 2, 2021, net sales grew 20.0% compared to the same period last year with approximately 15% of the increase driven by our Windows and Siding segments serving the new home construction and repair and remodel end-markets with the remaining 5% increase coming from the Commercial segment.
Gross profit % of net sales - The Company’s gross profit percentage was 21.4% for both the three and nine months ended October 2, 2021, which was a 280 and 150 basis point decline over the three and nine months ended October 3, 2020, respectively. As a result of the quick pace of recovery experienced across many end-markets, there has been a rapid rise in raw materials and many other manufacturing input costs. While we have responded by remaining price disciplined, the pace and length of time we remain in an inflationary environment can have the effect of reducing gross profit margins. We remain focused on structurally improving our highly variable cost structure with cost savings initiatives. Also contributing to the lower gross profit as a % of net sales are manufacturing inefficiencies incurred as a result of operating in an environment limited by shortages in the supply of raw materials and labor. We continue to manage through this environment with a focus on serving our customers. Additionally, we have taken actions to improve recruiting and retention.
Selling, general, and administrative expenses increased 17.4% and 9.4% during the three and nine months ended October 2, 2021, respectively, compared to the three and nine months ended October 3, 2020. The increase was primarily driven by return of near-term costs, such as variable compensation, IT and professional services, to support market recovery and further growth. Additionally, selling, general, and administrative expenses at October 3, 2020 included near-term cost savings initiatives executed in response to the COVID-19 pandemic.
Restructuring and impairment charges, net decreased $1.9 million and $24.7 million during the three and nine months ended October 2, 2021, respectively, compared to the three and nine months ended October 3, 2020, primarily due to completion of operational and organizational actions taken in response to the COVID-19 pandemic.
Strategic development and acquisition related costs increased $14.3 million and $12.0 million during the three and nine months ended October 2, 2021, respectively, compared to the three and nine months ended October 3, 2020, due to the timing of these activities, primarily related to the IMP divestiture.
Interest expense decreased $7.8 million or 15.1% and $11.1 million or 7.0% in the three and nine months ended October 2, 2021, respectively, as compared to the three and nine months ended October 3, 2020, primarily as a result of the redemption of the $645 million 8.00% Senior Notes coupled with the refinancing of the Current Term Loan Facility.
Consolidated provision (benefit) for income taxes was a provision of $245.6 million and $245.3 million for the three and nine months ended October 2, 2021, respectively, compared to a provision $23.1 million and a benefit of $12.3 million for the three and nine months ended October 3, 2020, respectively. The effective tax rate for the three and nine months ended

October 2, 2021 was 28.4% and 28.1%, respectively, compared to 43.0% and 2.5% for the three and nine months ended October 3, 2020, respectively. The change in the effective tax rate was primarily driven by the divestitures and improved financial results for the three and nine months ended October 2, 2021, and the impact associated with the goodwill impairment recorded during the three months ended April 4, 2020.
Net income (loss) was $620.5 million or $4.82 per diluted share and $627.8 million or $4.90 per diluted share for the three and nine months ended October 2, 2021, respectively.
We continue to experience positive momentum from residential single-family and repair and remodel end-markets due to demand and elevated backlog levels. Single family housing starts increased approximately 24% and 29% over 2020 and 2019, respectively, on a year-to-date basis. We expect starts activity to remain strong for the near to medium-term outlook. Repair and remodel market demand is at historic levels, and is expected to grow for the next couple of years. Additionally, we are experiencing historic backlog levels from the improving non-residential end-markets as well, particularly for component products. Non-residential starts typically lag residential starts by 18 to 24 months. Additionally, particularly over the last eight months, the Architecture Billings Index (“ABI”), an indicator for non-residential activity, continues to be among the highest levels ever reported in the immediate post-recession periods that have been captured throughout the index’s history. As a result, we expect non-residential market activity to remain healthy in 2022.
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
One of the primary measurements used by management to measure the financial performance of each segment is Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; acquisition costs; gain on divestitures, non-cash charges; goodwill impairment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; and other items.
The presentation of segment results below includes a reconciliation of the changes for each segment reported in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone Building Brands, which includes historical information of Kleary Masonry, Inc. (“Kleary”), which the Company acquired on March 2, 2020; Prime Windows LLC (“Prime Windows”), which the Company acquired on April 30, 2021; Cascade Windows, Inc. (“Cascade Windows”), which the Company acquired on August 20, 2021; and the insulated metals panels (“IMP”) and the roll-up sheet doors (“DBCI”) businesses, which the Company divested on August 9, 2021 and August 18, 2021, respectively. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Kleary, Prime Windows and Cascade Windows acquisitions; or any integration costs; and from the IMP and DBCI divestitures. Pro forma balances are not necessarily indicative of operating results had the Kleary, Prime Windows and Cascade Windows acquisitions and the IMP and DBCI divestitures occurred on January 1, 2020 or of future results.
See Note 20 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.
NON-GAAP FINANCIAL MEASURES
Set forth below are certain “non-GAAP financial measures” as defined under the Securities Exchange Act of 1934. Management believes the use of such non-GAAP financial measures assists investors in understanding the ongoing operating performance of the Company by presenting the financial results between periods on a more comparable basis. Such non-GAAP financial measures should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. We have included reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and provided in accordance with U.S. GAAP.
The following tables present a comparison of net sales as reported to pro forma net sales for Cornerstone Building Brands as if the Cascade Windows, Prime Windows and Kleary acquisitions, and IMP and DBCI divestitures had each occurred on January 1, 2020 rather than the respective date referenced above for each transaction:

	Three Months Ended October 2, 2021			Three Months Ended October 3, 2020
(Amounts in thousands)	Reported	Acquisitions and Divestitures	Pro Forma	Reported	Acquisitions and Divestitures	Pro Forma
Net Sales
Windows	$596,486	$23,577	$620,063	$501,314	$54,439	$555,753
Siding	357,870	—	357,870	321,898	—	321,898
Commercial	490,049	(39,970)	450,079	404,041	(93,655)	310,386
Total Net Sales	$1,444,405	$(16,393)	$1,428,012	$1,227,253	$(39,216)	$1,188,037

	Nine Months Ended October 2, 2021			Nine Months Ended October 3, 2020
	Reported	Acquisitions and Divestitures	Pro Forma	Reported	Acquisitions and Divestitures	Pro Forma
Net Sales
Windows	$1,703,493	$132,142	$1,835,635	$1,378,039	$147,950	$1,525,989
Siding	1,036,448	—	1,036,448	848,190	8,358	856,548
Commercial	1,371,617	(231,347)	1,140,270	1,199,771	(281,729)	918,042
Total Net Sales	$4,111,558	$(99,205)	$4,012,353	$3,426,000	$(125,421)	$3,300,579

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net sales	$1,444,405	$1,227,253	$4,111,558	$3,426,000
Impact of acquisitions and divestitures(1)	(16,393)	(39,216)	(99,205)	(125,421)
Pro forma net sales	$1,428,012	$1,188,037	$4,012,353	$3,300,579

Operating income (loss), GAAP	$910,726	$103,979	$1,062,744	$(337,887)
Restructuring and impairment charges, net	971	2,918	7,461	32,321
Strategic development and acquisition related costs	22,250	7,909	25,502	13,550
Gain on divestitures	(831,252)	—	(831,252)	—
Goodwill impairment	—	—	—	503,171
Depreciation and amortization	71,055	71,933	216,956	212,413
Other (2)	9,547	6,588	30,337	25,089
Adjusted EBITDA	183,297	193,327	511,748	448,657

Impact of acquisitions and divestitures(1)	(1,710)	(17,884)	(7,953)	(41,091)
Pro Forma Adjusted EBITDA	$181,587	$175,443	$503,795	$407,566
Adjusted EBITDA as a % of Net Sales	12.7%	15.8%	12.4%	13.1%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	12.7%	14.8%	12.6%	12.3%
(1)Reflects the acquisition impact from January 1, 2020 of the net sales and Adjusted EBITDA of Kleary through March 1, 2020, Prime Windows through April 29, 2021 and Cascade Windows through August 19, 2021; and reflects the impact from January 1, 2020 of the divestitures of IMP and DBCI through the divestiture dates of August 9, 2021 and August 18, 2021, respectively.

(2)Primarily includes $8.4 million and $16.9 million of share-based compensation for the three and nine months ended October 2, 2021, respectively, and $4.0 million and $12.6 million for the three and nine months ended October 3, 2020, respectively; $11.6 million in costs for the nine months ended October 2, 2021 associated with debt refinancing transactions; and COVID-19 related costs of $0.0 million and $(0.4) million for the three and nine months ended October 2, 2021, respectively, and $2.6 million and $10.6 million for the three and nine months ended October 3, 2020, respectively.
Operating income (loss) for the three months ended October 2, 2021 increased to $910.7 million as compared to $104.0 million for the three months ended October 3, 2020, primarily due to the gain on the sales of the IMP and DBCI businesses of $831.3 million. Disciplined price actions more than offset inflationary impacts by approximately $69 million and were partially reduced by manufacturing inefficiencies experienced as a result of raw material constraints and labor shortages and higher SG&A expense primarily driven by return of near-term costs. Restructuring and impairment charges were also lower versus prior year periods. Strategic development charges were higher than prior year periods due primarily to the IMP divestiture. Operating income for the nine months ended October 2, 2021 increased to $1,062.7 million as compared to an operating loss of $337.9 million in the nine months ended October 3, 2020 primarily as a result of the gain on the sales of the IMP and DBCI businesses of $831.3 million and goodwill impairment of $503.2 million in the comparable period.
Pro forma Adjusted EBITDA for the three months ended October 2, 2021 was $181.6 million or 12.7% of pro forma net sales, a decrease of 210 basis points from the pro forma period a year ago. On a year-to-date basis, pro forma Adjusted EBITDA as a percentage of pro forma net sales increased 30 basis points versus the comparable period. The improvement was driven by strong residential demand and price actions offsetting inflationary impacts partially reduced by manufacturing inefficiencies, as a result of the challenges brought on by supply chain disruptions and labor constraints and higher SG&A costs.

Windows

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net Sales	$596,486	$501,314	$1,703,493	$1,378,039
Impact of acquisitions(1)	23,577	54,439	132,142	147,950
Pro forma net sales	$620,063	$555,753	$1,835,635	$1,525,989

Operating income (loss), GAAP	$15,756	$37,295	$83,901	$(252,794)
Restructuring and impairment charges, net	258	1,539	1,213	7,189
Strategic development and acquisition related costs	831	—	2,145	16
Goodwill impairment	—	—	—	320,990
Depreciation and amortization	34,876	30,644	97,848	90,679
Other	38	1,168	(36)	6,060
Adjusted EBITDA	$51,759	$70,646	$185,071	$172,140

Impact of acquisitions(1)	1,588	7,499	15,315	17,097
Pro Forma Adjusted EBITDA	$53,347	$78,145	$200,386	$189,237
Adjusted EBITDA as a % of Net Sales	8.7%	14.1%	10.9%	12.5%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	8.6%	14.1%	10.9%	12.4%
(1)Reflects the impact from January 1, 2020 of the net sales and Adjusted EBITDA of Prime Windows through April 29, 2021 and Cascade Windows through August 19, 2021.
Pro forma net sales for the three and nine months ended October 2, 2021 were 11.6% and 20.3% higher, respectively, than pro forma net sales in the same periods a year ago. Disciplined price actions in response to rising commodity costs and other inflationary impacts drove the increase in pro forma net sales as compared to the same periods last year. Supply chain disruptions and constraints caused by labor shortages impacted volumes. As such, volumes were slightly favorable compared to the third quarter 2020.
Operating income (loss) for the three months ended October 2, 2021 decreased to $15.8 million of operating income as compared to operating income of $37.3 million for the three months ended October 3, 2020, primarily due to manufacturing inefficiencies associated with supply chain disruptions and labor shortages. Positive price mix net of inflation of $8 million was partially offset by higher SG&A costs of $6 million. Operating income for the nine months ended October 2, 2021 increased to $83.9 million as compared to an operating loss of $252.8 million for the nine months ended October 3, 2020, primarily due to a goodwill impairment in the nine months ended October 3, 2020. Excluding the goodwill impairment, operating income improved $15.7 million or approximately 23% as a result of strong shipments in the first half of the year of $56 million coupled with positive price mix net of inflation, which more than offset the manufacturing impacts from supply chain disruptions and higher costs to serve our customers.
Pro forma Adjusted EBITDA for the three months ended October 2, 2021 was $53.3 million or 8.6% of pro forma net sales, a decrease of 550 basis points from the pro forma period a year ago. Pro forma Adjusted EBITDA decreased 31.7% over the prior year quarter, primarily due to manufacturing inefficiencies discussed above. On a year-to-date basis, pro forma net sales increased 20.3%, and pro forma Adjusted EBITDA increased 5.9%.

Siding

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net Sales	$357,870	$321,898	$1,036,448	$848,190
Impact of acquisition(1)	—	—	—	8,358
Pro forma net sales	$357,870	$321,898	$1,036,448	$856,548

Operating income (loss), GAAP	$46,108	$45,313	$127,019	$(92,916)
Restructuring and impairment charges, net	133	(714)	287	2,901
Strategic development and acquisition related costs	(50)	7,139	(2,894)	8,115
Goodwill impairment	—	—	—	176,774
Depreciation and amortization	29,084	28,547	87,441	85,068
Other	(45)	(1,191)	(64)	(841)
Adjusted EBITDA	75,230	79,094	$211,789	$179,101

Impact of acquisition(1)	—	—	—	1,869
Pro Forma Adjusted EBITDA	$75,230	$79,094	$211,789	$180,970
Adjusted EBITDA as a % of Net Sales	21.0%	24.6%	20.4%	21.1%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	21.0%	24.6%	20.4%	21.1%
(1)Reflects the impact of net sales and Adjusted EBITDA of Kleary from January 1, 2020 through March 1, 2020.
Net sales for the three and nine months ended October 2, 2021 were 11.2% and 22.2% higher than the net sales in the same periods a year ago. For the quarter, price/mix of $62 million more than offset lower volume due to raw material and labor constraints during the quarter. On a year-to-date basis, the rapid recovery of residential demand contributed 6.4% of the favorable increase, while disciplined price actions needed to offset inflationary raw material costs resulted in favorable price/mix of approximately 14% versus prior year.
Operating income (loss) for the three months ended October 2, 2021 increased to $46.1 million of operating income, as compared to operating income of $45.3 million for the three months ended October 3, 2020, primarily due to $13 million of positive price mix net of inflation, partially offset by lower volumes and return of near-term costs in SG&A of $5 million. Lower volumes were a direct result of raw material and labor constraints during the quarter. Operating income for the nine months ended October 2, 2021 increased to $127.0 million, as compared to an operating loss of $92.9 million for the nine months ended October 3, 2020, primarily due to a goodwill impairment in the comparable period. Excluding the goodwill impairment, operating income increased 51.5% primarily due to disciplined price actions net of inflation of $30 million, favorable volume of $18 million and lower strategic development costs, offsetting higher costs in SG&A.
Adjusted EBITDA for the three months ended October 2, 2021 was $75.2 million or 21.0% of net sales, a decrease of 4.9%, primarily due to lower volume as mentioned above, increased manufacturing costs to serve customers and inefficiencies from supply chain and labor disruptions coupled with the return of near-term costs in SG&A. Offsetting these increased costs was positive price mix net of inflation of 16.1%. On a year-to-date basis, pro forma net sales increased 21.0% and Adjusted EBITDA margin decreased 70 basis points.

Commercial

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net Sales	$490,049	$404,041	$1,371,617	$1,199,771
Impact of divestitures(1)	(39,970)	(93,655)	(231,347)	(281,729)
Pro forma net sales	$450,079	$310,386	$1,140,270	$918,042

Operating income, GAAP	$908,458	$56,137	$1,003,373	$109,642
Restructuring and impairment charges, net	2,673	1,358	5,719	20,427
Strategic development and acquisition related costs	2,263	(8)	3,095	(262)
Gain on divestitures	(831,252)	—	(831,252)	—
Goodwill impairment	—	—	—	5,407
Depreciation and amortization	7,012	11,743	29,015	33,664
Other	396	1,108	524	3,967
Adjusted EBITDA	89,550	70,338	210,474	172,845

Impact of divestitures(1)	(3,298)	(25,383)	(23,268)	(60,057)
Pro Forma Adjusted EBITDA	$86,252	$44,955	$187,206	$112,788
Adjusted EBITDA as a % of Net Sales	18.3%	17.4%	15.3%	14.4%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	19.2%	14.5%	16.4%	12.3%
(1)Reflects the net adjustments of IMP and DBCI from January 1, 2020 through the divestiture dates of August 9, 2021 and August 18, 2021, respectively.
Pro forma net sales for the three and nine months ended October 2, 2021 were 45.0% and 24.2% higher than the same period a year ago, respectively, driven by disciplined price actions to mitigate rising steel costs of approximately 42.7% and 23.0%, respectively. Additionally, higher volumes that resulted from recovering demand contributed to the increase.
Operating income for the three months ended October 2, 2021 increased $852.3 million compared to the three months ended October 3, 2020, primarily due to the gain on the sales of the IMP and DBCI businesses as a result of strategic portfolio optimization actions to accelerate long-term value creation. Excluding the gain on the sales, operating income of $77.2 million increased 37.5% from the realization of price actions taken to offset rising steel and other manufacturing costs coupled with higher volume from positive end-market demand, offsetting return of near-term costs and manufacturing inefficiencies as a result of supply constraints. Operating income for the nine months ended October 2, 2021 increased $893.7 million compared to the nine months ended October 3, 2020. Excluding the gain on divestitures and the goodwill impairment incurred in the comparable period in the prior year, operating income increased 49.6% primarily due to favorable price mix net of inflation.
Pro forma Adjusted EBITDA for the three months ended October 2, 2021 was $86.3 million or 19.2% of net sales, an improvement of 470 basis points from the same period a year ago primarily due to favorable price mix net of commodity and other inflation impacts of $49 million, partially offset by manufacturing inefficiencies caused by material constraints and higher SG&A costs together totaling $16 million. On a year-to-date basis, pro forma net sales increased 24.2%, and pro forma Adjusted EBITDA increased 66.0%.

Unallocated Operating Losses

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Statements of operations data:
SG&A expenses	$(40,390)	$(33,988)	$(128,393)	$(96,122)
Strategic development and acquisition related costs	(19,206)	(778)	(23,156)	(5,697)
Operating loss	(59,596)	(34,766)	$(151,549)	$(101,819)
Unallocated operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended October 2, 2021 increased by $24.8 million or 71.4% compared to the three months ended October 3, 2020, and the unallocated operating loss for the nine months ended October 2, 2021 increased by $49.7 million or 48.8% compared to the nine months ended October 3, 2020. The change is primarily due to the increase in strategic development divestiture related expenses as well as debt issuance costs and the return of near-term expenses such as bonus and commission costs. Unallocated operating loss includes $8.4 million and $4.0 million of share-based compensation expense for the three months ended October 2, 2021 and October 3, 2020, respectively, and $16.9 million and $12.6 million for the nine months ended October 2, 2021 and October 3, 2020, respectively.
LIQUIDITY AND CAPITAL RESOURCES
General
Our ongoing principal source of funds is cash generated from operations, supplemented by borrowings against our asset-based lending and revolving credit facility, as necessary. We typically invest our excess cash in various overnight investments that are issued or guaranteed by the U.S. federal government. Our cash, cash equivalents and restricted cash decreased from $680.5 million as of December 31, 2020 to $679.4 million as of October 2, 2021. The following table summarizes our consolidated cash flows for the nine months ended October 2, 2021 and October 3, 2020 (in thousands):

	Nine Months Ended
	October 2, 2021	October 3, 2020
Net cash provided by (used in) operating activities	$(183,640)	$236,876
Net cash provided by (used in) investing activities	785,729	(102,838)
Net cash provided by (used in) financing activities	(602,385)	396,974
Effect of exchange rate changes on cash and cash equivalents	(784)	507
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,080)	531,519
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$679,398	$633,826
Operating Activities
The Company used cash in operating activities during the nine months ended October 2, 2021 to invest in working capital items to support strong market demand.

The following table shows the impact of working capital items on cash during the nine months ended October 2, 2021 and October 3, 2020, respectively (in thousands):

	Nine Months Ended
	October 2, 2021	October 3, 2020	$ Change
Net cash (used in) provided by:
Accounts receivable	$(137,424)	$(84,309)	$(53,115)
Inventories	(241,068)	30,980	(272,048)
Accounts payable	100,402	22,669	77,733
Net cash (used in) provided by working capital items	$(278,090)	$(30,660)	$(247,430)

The use of cash for working capital between periods was driven by investments in net working capital to support the strong demand environment and increased inventory valuations from rising commodity costs and other inflationary aspects. See the Consolidated Statements of Cash Flows in the unaudited consolidated financial statements for additional information.
Investing Activities
Net cash provided by investing activities was $785.7 million during the nine months ended October 2, 2021 compared to $102.8 million used in investing activities during the nine months ended October 3, 2020. During the nine months ended October 2, 2021, we paid approximately $331.0 million toward acquisitions, primarily for acquisitions of Cascade Windows and Prime Windows, received proceeds of $1,187.3 million from the divestitures of our insulated metal panels and roll-up sheet doors businesses, and used $75.2 million for capital expenditures. In the nine months ended October 3, 2020, we paid approximately $41.8 million, net of cash acquired, for the acquisition of Kleary and used $62.5 million for capital expenditures.
Financing Activities
Net cash used in financing activities was $602.4 million during the nine months ended October 2, 2021 compared to $397.0 million provided by financing activities in the nine months ended October 3, 2020. During the nine months ended October 2, 2021, we increased our Current Term Loan Facility by $108.4 million, borrowed and then repaid $190.0 million on our Current ABL Facility, paid $670.8 million to redeem the 8.00% Senior Notes and paid quarterly installments of $19.4 million on the Current Term Loan Facility.
During the nine months ended October 3, 2020, we issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029, borrowed $40.0 million on our Existing ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Existing ABL Facility and repaid all outstanding balances at the end of the third quarter of 2020, and borrowed and paid $115.0 million on our Existing Cash Flow Revolver balances. Additionally, we paid quarterly installments of $19.2 million on the Existing Term Loan and used $6.4 million to repurchase shares of our outstanding common stock under our stock repurchase programs.
Debt
Below is a reconciliation of the Company’s net debt (in thousands) as of the dates indicated. Management considers net debt to be more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

	October 2, 2021	December 31, 2020
Asset-based revolving credit facility due April 2026	$—	$—
Term loan facility due April 2028	2,587,000	2,497,967
Cash flow revolver due April 2026	—	—
8.00% senior notes due April 2026	—	645,000
6.125% senior notes due January 2029	500,000	500,000
Total Debt	3,087,000	3,642,967
Less: Cash and cash equivalents	677,187	674,255
Net Debt	$2,409,813	$2,968,712
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
In connection with the new Tranche B term loans, the Company also terminated two interest rate swaps and entered into two new swaps maturing in April 2026 on an aggregate notional value of $1.5 billion. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate interest payment.
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
Additional Liquidity Considerations
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. The following table summarizes key liquidity measures under the Current ABL Credit Agreement and the Current Cash Flow Credit Agreement in effect as of October 2, 2021 and December 31, 2020 (in thousands):

	October 2, 2021	December 31, 2020
Asset-based revolving credit facility due April 2026	$611,000	$611,000
Eligible borrowing base	611,000	568,000
Less: Borrowings	—	—
Less: LCs outstanding and priority payables	47,000	40,000
Net ABL availability	564,000	528,000

Plus: Cash flow revolver due April 2026	115,000	115,000
Plus: Cash and cash equivalents	677,187	674,255
Total Liquidity	$1,356,187	$1,317,255
We expect to contribute $3.2 million to the defined benefit plans and $0.7 million to the postretirement medical and life insurance plans in the year ending December 31, 2021.
On April 15, 2021, the Company fully redeemed its $645 million aggregate principal amount of 8.00% Senior Notes using available cash from the balance sheet and net proceeds from its extended and upsized senior term loan facility, which reduced total liquidity. We expect that cash generated from operations and our availability under the ABL Credit Facility and Current Cash Flow Revolver will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2021 and expansion when needed. The Company expects total capital expenditures to be between $90 million and $110 million during fiscal 2021.
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
On August 20, 2021, the Company acquired Cascade Windows. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded with cash available on the balance sheet.
On November 6, 2021, the Company entered into a definitive agreement to acquire Union Corrugating Company Holdings, Inc. (“UCC”). UCC provides metal roofing, roofing components and accessories from locations primarily in the Central and Eastern U.S. regions. The Company expects to fund this acquisition with cash on hand. The closing of the transaction is expected during the fourth quarter of 2021, subject to regulatory approval and other customary closing conditions.
We also evaluate from time-to-time possible dispositions of assets or businesses when such assets or businesses are no longer core to our operations and do not fit into our long-term strategy. On August 9, 2021, the Company completed the sale of its insulated metal panels (“IMP”) business to Nucor Insulated Panel Group Inc. and certain of its subsidiaries (collectively, “Nucor”) in a cash transaction for $1 billion. The IMP transaction includes products sold under the Metl-Span and CENTRIA brands. On August 18, 2021, the Company completed the sale of its roll-up sheet doors business to Janus International Group, Inc. (“Janus”) in a cash transaction for $169 million. The roll-up sheet doors transaction includes products sold under the DBCI brand.

From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On March 7, 2018, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding Common Stock. Under this repurchase program, we are authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the nine months ended October 2, 2021, there were no stock repurchases under the stock repurchase program. As of October 2, 2021, approximately $49.1 million remained available for stock repurchases under the program announced on March 7, 2018. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of share-based compensation.
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
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 2, 2021, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
Our contractual obligations principally include obligations associated with our outstanding indebtedness, operating lease obligations and inventory purchase commitments. Contractual obligations did not materially change during the nine months ended October 2, 2021, except for debt related activities as disclosed in Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements and in Liquidity and Capital Resources — Financing Activities, and lease activity as disclosed in Note 9 — Leases in the notes to the unaudited consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Prices for our raw material inputs are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.
Windows and Siding Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 59.8% for the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020.
Commercial Business
We are subject to market risk exposure principally related to volatility in the price of steel. For the nine months ended October 2, 2021, material costs (predominantly steel costs) constituted approximately 66% of our Commercial segment’s cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future.
With material costs (predominantly steel costs) accounting for approximately 66% of our Commercial segment's cost of sales for the nine months ended October 2, 2021, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $6.9 million for our nine months ended October 2, 2021. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, aluminum, PVC resin, and glass, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At October 2, 2021, all of our forward contracts for commodities met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,715.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either LIBOR or an alternate base rate. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.8 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facility at October 2, 2021 and December 31, 2020 was approximately $2,578.9 million and $2,485.5 million, respectively, compared to a face value of approximately $2,587.0 million and $2,498.0 million, respectively. In April 2021, we entered into cash flow interest rate swap hedge contracts for $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. As of October 2, 2021, our cash flow hedge contracts had a fair value liability of $61.5 million with $13.1 million recorded in accrued expenses and the remainder recorded as a non-current liability on our consolidated balance sheet.
See Note 14 — Long-Term Debt and Note 15 — Derivatives in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt and interest rate swaps.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange loss included in net income (loss) for the three and nine months ended October 2, 2021 was $(0.9) million and $(0.6) million, respectively; and $0.9 million and $(0.5) million for the three and nine months ended October 3, 2020, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three and nine months ended October 2, 2021 was $(6.8) million and $3.9 million, respectively; and was $7.4 million and $6.4 million for the three and nine months ended October 3, 2020, respectively.
The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement loss was $(0.4) million and $(0.5) million for the three and nine months ended October 2, 2021, respectively; and insignificant and $(0.6) million for the three and nine months ended October 3, 2020, respectively.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of October 2, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
We are currently in the process of assessing the internal controls of Cascade Windows Inc. (“Cascade Windows”) and Prime Windows LLC (“Prime Windows”) as part of the post-close integration process. Cascade Windows and Prime Windows have been excluded from our assessment of internal control over financial reporting as of October 2, 2021. The total assets and revenues excluded from management’s assessment represent 3.0% and 1.3%, respectively, of the consolidated financial statements as of and for the nine months ended October 2, 2021.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The U.S. government’s pending rules and regulations concerning mandatory COVID-19 vaccination could materially and adversely affect our business, financial condition and results of operations.
On September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (“OSHA”) to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination against COVID-19 or weekly testing of employees for employers with 100 or more employees. OSHA issued the ETS on November 4, 2021, requiring covered employers to comply with the vaccine mandate beginning with January 4, 2022 or face substantial penalties for non-compliance. Additional, more protective vaccine mandates may be announced by the state or local jurisdictions in which our businesses operate. We are currently reviewing its provisions and potential impacts on us. Further, our suppliers may be subject to, or voluntarily impose, vaccine mandates, which could result in disruptions in our business and supply chain. It is currently not possible to predict with certainty the impact the executive order, the OSHA ETS, and other vaccine mandates will have on our workforce. Additional vaccine mandates may be announced in jurisdictions in which we operate. Our implementation of any of these or other requirements may result in employee attrition, including attrition of critically skilled workforce, and difficulty securing future workforce needs, which could have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended October 2, 2021:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program(2) (in thousands)
July 4, 2021 to July 31, 2021	—	$—	—	$49,145
August 1, 2021 to August 28, 2021	88,380	14.94	—	49,145
August 29, 2021 to October 2, 2021	—	—	—	49,145
Total	88,380	14.94	—

(1)The total number of shares includes shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)On March 7, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock. Under this repurchase program, the Company is authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. At October 2, 2021, approximately $49.1 million remained available for stock repurchases under the program.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*†10.1	Retirement Agreement between Cornerstone Building Brands, Inc. and James S. Metcalf, dated September 20, 2021
*†10.2	Employment Agreement between Cornerstone Building Brands, Inc, and Rose Lee, dated August 3, 2021
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURE
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: November 9, 2021	By:	/s/ Rose Lee
Rose Lee
President and Chief Executive Officer

Date: November 9, 2021	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President, Chief Financial Officer and Chief Accounting Officer