Form 10-K
period 2021-12-31
Cornerstone Building Brands, Inc.
filed 2022-03-01
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 3, 2021 was $966,794,672, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 22, 2022 was 127,001,002.
__________________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

1

i

FORWARD LOOKING STATEMENTS
This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
•the outcome of negotiations with and any definitive agreement entered into with respect to the recent offer received from Clayton, Dubilier & Rice, LLC (“CD&R”) to purchase all of the shares of the Company’s common stock that CD&R does not already own and whether any transaction will be consummated in connection therewith;
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
•the increasing difficulty of consumers and builders in obtaining credit or financing;
•increase in the macroeconomic inflationary environment;
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
•the severity, duration and spread of the COVID-19 pandemic, as well as actions that may be taken by the Company or governmental authorities to contain the COVID-19 pandemic or to treat its impact;
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
•additional costs from new regulations which relate to the utilization or manufacturing of our products or services, including changes in building codes and standards;
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

PART I

Item 1. Business.
Recent Developments
On February 13, 2022, funds affiliated with Clayton Dubilier & Rice, LLC (“CD&R”) submitted a non-binding proposal to acquire all of the Company’s outstanding shares of common stock that CD&R does not already own for a purchase price of $24.65 in cash per share (the “CD&R Offer”).
The CD&R Offer stated that any transaction would be subject to (i) approval by a special committee (“Special Committee”) of our independent directors; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of our common stock owned by stockholders not affiliated with CD&R.
The board of directors of the Company (the “Board”) previously formed a Special Committee to evaluate and consider any potential or actual proposal from CD&R and any other alternative proposals or other strategic alternatives that may be available to the Company.
The CD&R Offer provides that CD&R reserves the right to withdraw or modify the CD&R Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by us and CD&R. There can be no assurance that the transaction proposed by CD&R or any related transaction will be completed or as to the terms of any such potential transaction, including with respect to pricing or timing.
Overview
Cornerstone Building Brands, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “Cornerstone,” “we,” “us” or “our”) became a newly formed company on November 16, 2018 as the result of a merger (the “Merger”) between NCI Building Systems, Inc. (“NCI”) and Ply Gem Parent, LLC (“Ply Gem”) wherein Ply Gem was merged into NCI, incorporated in the State of Delaware, and 58,709,067 shares of NCI common stock, par value of $0.01 per share, were issued to the holders of all the equity interests in Ply Gem. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Merger with Ply Gem.”
We are the largest manufacturer of exterior building products in North America. The Company serves residential and commercial customers across the new construction and repair & remodel markets. We believe our business model emphasizes a commitment to our customers and operational excellence, supported by strong sourcing, vertical integration and engineering & design capabilities across an extensive national manufacturing footprint, and leveraging robust distribution channel access. Substantially all of the Company’s operations and customers are in North America.
We believe we have one of the broadest product offerings with the most well-regarded brand portfolio and value-added services in our industry. We have established a leading market position in the majority of our product categories within the North American exterior building products market, including vinyl windows, vinyl siding, stone veneer installation, metal accessories, metal roofing/wall systems, and a top-three position in engineered metal building systems. Our expansive product offering and brand portfolio enable us to better serve our customers across the multiple end markets in which we operate, and we have worked to position ourselves as a one-stop-shop solution for exterior building products.
We have an extensive coast-to-coast network of manufacturing, distribution, and branch office facilities throughout North America. We operate 107 manufacturing facilities across the U.S. and Canada, supported by a network of 52 distribution and branch office facilities. Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. We continually invest in our manufacturing and distribution operations to drive efficiencies, enhance safety and improve our cost structure, including the introduction of various automation technologies.
We are mindful of the harmful effects of global climate change and the contributions to climate change from manufacturing operations and the end-use of building construction products. We have made and continue to make progress on our work related to environmental, social and governance (“ESG”) matters.
We believe our vertically integrated, cost-advantaged manufacturing platform, along with our national scale, expansive product offerings, leading brands, multi-channel distribution network servicing long-tenured customers and dedicated employees, create significant competitive advantages relative to other exterior building products manufacturers.
Our principal offices are located at 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513, and our telephone number is (866) 419-0042.

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at our corporate website at http://www.cornerstonebuildingbrands.com as soon as practicable after such material is electronically filed with, or furnished to the SEC. In addition, our website includes other items related to corporate governance matters, including our corporate governance guidelines, charters of various committees of our board of directors (the “Board of Directors”) and our code of conduct (the “Code of Conduct”) applicable to our employees, officers and directors. You may obtain copies of these documents, free of charge, from our corporate website. However, the information on our website is not incorporated by reference into this Form 10-K.
Operating Segments
We design, engineer, manufacture, install residential products and market external building products through three operating segments: Windows, Siding, and Commercial. Our segments are exposed to the construction industry, whose net sales have historically fluctuated based on seasonality, with increases in the second and third fiscal quarters when construction activity is the most robust, which generally results in higher sales and profits in these periods. Working capital requirements have historically been greatest during the first half of our fiscal year mainly due to the timing of the buildup of inventory to support the heavier construction season. Fiscal years 2021 and 2020 had different working capital requirements as a result of the COVID-19 pandemic and its variants (collectively, the “COVID-19 pandemic”).
Windows Segment
In our Windows segment, we offer a broad line of windows and doors at multiple price tiers for residential new construction and residential repair and remodel end markets primarily in the United States and Canada. Our principal products include vinyl, aluminum, wood and aluminum clad-wood windows and patio doors, as well as steel, wood, and fiberglass entry doors. We frequently introduce new products to our product portfolio, enabling further penetration of new distribution channels and customers. We intend to complement this organic growth with continued strategic acquisitions in this segment, and we intend to drive margin improvement through focused price discipline and improved product mix, as well as continuous improvement and increased automation in our manufacturing operations.
The breadth of our product offering and our multiple price-point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing), end user markets (residential new construction and residential repair and remodel) and customer types (entry level, move-up and high-end). Our collection of leading brands in this segment includes: Ply Gem, Simonton, Atrium, American Craftsman, Silver Line, Cascade Windows, Prime Windows, Great Lakes Window, and North Star.
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
Siding Segment
In our Siding segment, we offer a broad suite of exterior cladding, fencing and stone products, other accessories products at multiple price tiers for the residential new construction and residential repair and remodel end markets, and stone installation that is sold directly to builders and general contractors. Our principal products include vinyl siding and skirting, composite siding, steel siding, vinyl and aluminum soffit, aluminum trim coil, aluminum gutter coil, fabricated aluminum gutter protection, PVC trim and moldings, window and door trim, injection molded designer accents such as shakes, shingles, shutters and vents, vinyl fencing and railing, and stone veneer.
We intend to drive organic growth in this segment through focused product innovation in siding and new product development in attractive adjacent product lines. We have successfully expanded our siding product offering to include innovative alternatives to our existing portfolio, including a luxury vinyl siding alternative and stone veneer. In stone veneer, we have increased market share through our differentiated business model and national footprint with a strong network of architects, general contractors and builders.
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
Variform
We sell our siding, fencing and stone products through multiple distribution channels, including wholesale and specialty distributors, retail home centers, manufactured housing producers, homebuilders and contractors. In the specialty channel, we have an extensive network of independent dealers and distributors serving contractors and homebuilders nationwide. We believe we are well-positioned in this channel with over 11,000 distribution locations and partnerships with many of the largest and most successful distributors in the industry. In Canada, our complete offering of vinyl siding, accessories, trim, and moldings and attached stone veneers, along with in-house manufactured and third-party sourced complementary products, are distributed nationwide, primarily through our distribution centers and to retail home centers, lumberyards and contractors.
Commercial Segment
In our Commercial segment, we design, engineer, manufacture and distribute extensive lines of metal products for the low-rise non-residential construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. Low-rise non-residential, which we generally define as building applications of up to five stories, typically lags housing cycles by 18 to 24 months.
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
Metal Roofing and Wall Systems – These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural, rural, and residential uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems.
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

We believe there is a meaningful opportunity to drive growth in this segment through select strategic acquisitions. We intend to drive margin improvement through focused price discipline and improved product mix, as well as continuous improvement initiatives and increased automation in our manufacturing operations.
We believe we maintain leading positions across all of our key product categories in this segment and we believe that our brands, many of which have been in use for several decades, are well-recognized by our customers and industry associations. Our collection of leading brands in this segment includes the following:

Metal Building Systems	Components	Metal Roofing	Coil Coatings
Metallic Building Systems	MBCI	Union Corrugating Company	Metal Coaters
Ceco Building Systems	American Building Components	Reed’s Metals	Metal Prep
Star Building Systems	Metal Depots
Heritage Building Systems
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
Raw materials are generally available from numerous sources, and the number of suppliers is adequate to support production. The Company is not dependent on any single source of supply except for aluminum, which is sourced from a single supplier.
Competition
We are the largest manufacturer of exterior building products in North America and have established a leading market position for many of our core product categories including: vinyl windows; vinyl siding; metal accessories; metal roofing and wall systems; stone veneer, as the only turnkey installation provider of stone solutions on a national basis; and a leading position in engineered metal building systems.
We compete with a number of other domestic manufacturers. Our vinyl siding competitors include CertainTeed, Alside, Westlake Royal Building Products and smaller regional competitors. Our aluminum accessories competitors include Rollex, Euramax, Gentek and other smaller regional competitors. Our vinyl fencing and railing competitors including U.S. Fence, Homeland, Westech, Bufftech, and Azek. Our cellular PVC trim and moulding competitors include Azek, Inteplast, Kommerling (KOMA), Wolfpac (Versatex), Tapco (Kleer), CertainTeed and Westlake Royal Building Products. Our stone veneer competitors include Boral (Cultured Stone and Eldorado Stone), Coronado Stone and smaller regional competitors.
The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings. The sector’s competitors in the United States include national brands, such as Jeld-Wen, Pella, MI Home Products and Andersen, and other regional brands, including Weathershield and others. Competitors in Canada include Jeld-Wen, All Weather, Durabuilt, Vinylbilt and numerous regional brands. We generally compete on service, product performance, product offering, sales and support. We believe all of our products are competitively priced and that we are one of the few manufacturers to serve all end markets and price points on a national basis.
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
We believe the diversity of our revenue base across geographies, end markets, channels, customers, products, and raw materials provides us with significant benefits. We operate a broad manufacturing and distribution platform of 159 facilities across North America, enabling us to serve customers across all 50 U.S. states and all 10 Canadian provinces, thereby limiting our dependence on any one specific geographic region. This integrated North American footprint also enables deeper relationships with large homebuilders and retail customers due to our ability to serve them on a nationwide basis. We are also diversified across residential new construction, residential repair and remodel and low-rise non-residential construction end markets. We employ a multichannel distribution strategy with a broad product portfolio serving thousands of customers across North America, including over 5,000 distribution partners, which serves to insulate our business model from any negative trends in any one particular channel, customer or product. The breadth of diversification across our business, from what we sell, to where we sell and to whom we sell, enables significant resiliency in our business model by insulating us from any negative trends or fluctuations in any single market segment, distribution channel, customer segment or product category.
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
Backlog
Our Windows and Siding segments had a backlog of approximately $539.4 million and $172.8 million, respectively, at December 31, 2021. We expect to fill 100% of this backlog during 2022. Within our Commercial segment, the total backlog of orders for our products, primarily engineered building systems, was $666.9 million at December 31, 2021. We anticipate that approximately 24% of the backlog within the Commercial segment will extend beyond one year. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in customer requirements and the inability of customers to obtain necessary financing or zoning variances.
Business Strategy
We are relentlessly committed to our customers and to creating great and sustainable building solutions that enable communities to grow and thrive. By focusing on operational excellence every day, we create a platform for future growth and invest in market-leading residential and commercial building brands. We play an essential role in our communities where people live, work and play to enable those communities to grow and thrive.
We have developed and continue to implement a well-defined business strategy focused on several primary elements:
Profitable Growth. The Company intends to expand into new and existing markets by leveraging its customer relationships and full portfolio of leading products. We believe that our customers look to the Company for quality products, dependable service and the national footprint required for large homebuilders and retail customers. We participate in the large exterior building products market and have established leading market positions in many of our core product categories. Given our broad market participation, our growth strategy is differentiated by being focused and targeted on market segments exhibiting favorable characteristics, industry positioning and growth outlook.
We believe we have a meaningful opportunity for organic growth through product line extension and new product development with innovation being a key pillar of our organic growth strategy. We also believe we have an opportunity to drive cross-selling of our products to deepen penetration, drive growth and maximize profitability across customer channels.
Using a highly collaborative selling approach, the Company intends to grow in attractive market sectors, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by the Company’s products.
In addition to driving organic growth, we believe that we have a meaningful opportunity to grow through acquisitions, in a manner that is both prudent and profitable.
Operational Excellence. Cornerstone Building Brands operates with a relentless drive for exceptional results and a passion for superior execution. The Cornerstone Production System (CPS) drives how we improve execution effectiveness and efficiency to deliver margin expansion across our business. Additionally, the Company embraces a continuous improvement culture that is charged with increasing efficiency, optimizing costs, eliminating waste, encouraging organizational agility and building greater brand equity to fuel growth and establish Cornerstone Building Brands as a “supplier of choice” for our customers. This requires the Company’s ongoing commitment to attract, retain and develop the best talent, a paramount focus on the safety of our employees, and a commitment to diversity, equity, and inclusion. This is particularly evident during periods of high risk, such as the COVID-19 pandemic, where we continue to drive our culture of safety and employee care through rapid and effective implementation of safety guidelines throughout our business. This also includes making investments in automation while maximizing quality within our manufacturing facilities, transforming the way work gets done, and deploying capital in ways we believe will drive the greatest returns for our stockholders over the long-term.
The relentless focus on superior execution and our culture of continuous improvement create and protect our position as a cost-advantaged manufacturer with a highly variable and flexible cost structure and continue to favorably impact our financial results.
Disciplined Capital Allocation. The Company is intently focused on providing the highest returns for stockholders through its capital allocation framework, which includes: (1) investing in the Company’s core business through capital expenditures and other organic growth initiatives; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across the residential and commercial markets, with a focus on adjacent exterior building products and related services; and (3) targeting long-term net debt leverage of 2.0x to 2.5x. As part of this framework, the Company may also restructure, reposition or divest non-core product lines or assets.
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
Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect selling, general, and administrative (“SG&A”) costs. During the fiscal year ended December 31, 2021, we incurred restructuring charges of $26.2 million. See Note 6 — Restructuring in the notes to the consolidated financial statements for additional information.
Acquisitions & Divestitures
We have a history of making strategic acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and divestitures. We believe that there are opportunities for growth through acquisitions in the Windows, Siding and Commercial segments, and our goal is to supplement organic growth with opportunistic strategic acquisitions that meet our strict criteria.
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
Sustainability
Cornerstone Building Brands is uniquely positioned to make positive impacts on the communities we serve as we continue our journey to become North America’s premier manufacturer of exterior building solutions. To do so, we consider how we can increase manufacturing efficiencies, reduce environmental impacts, take care of our people, and uphold professional integrity and ethics in everything we do.
We recognize our responsibility as a provider of building solutions to communities across North America to incorporate sustainability into our products and business operations. Our business was formed by brands that have been making sustainability-focused decisions for several years, and now we are building on that foundation to challenge ourselves to do more. In 2021, we honored this commitment by establishing Board of Director oversight for ESG initiatives, hiring dedicated ESG leaders, creating an ESG Council, and completing an ESG materiality assessment. As we continue to develop an integrated strategy of financial growth and corporate responsibility for the future, we acknowledge that there is still much work to do as we take the next steps on our sustainability journey.
We believe that we can use our footprint for good and act as stewards of the environment. By addressing energy usage and operational environmental impacts, we seek to have a positive impact for both our stakeholders and the planet. We are committed to the well-being of our employees and the communities and customers we serve. We believe that our sustainable business practices provide positive social benefits to our people. Our highest priority is always the safety of our employees. We feel a responsibility not only to uphold product integrity and safety, but also to leverage innovation and stewardship to make products that meet the needs of our customers and promote sustainability. We are committed to conducting business at the highest levels of ethics every day.
Environmental, Health, and Safety Matters
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
We could be held liable for costs to investigate, remediate, or otherwise address contamination at any real property we have ever owned, operated or used as a disposal site, or at other sites where we or predecessors may have released hazardous materials. We could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise as a result of violations of (or liabilities under) environmental, health and safety laws, or in connection with releases of hazardous or other materials.
Changes in or new interpretations of existing laws, regulations or enforcement policies, the discovery of previously unknown contamination or other environmental liabilities or obligations with respect to our products or business activities, or the imposition of new regulatory requirements for our facilities may lead to additional costs that could have an adverse effect on our business, financial condition or results of operations.
We do not believe that compliance with environmental, health and safety laws, including existing requirements to investigate and remediate contamination, will have a material adverse effect on our business, financial position, or manufacturing processes.
The following are representative environmental, health and safety requirements relating to our operations:
Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state and foreign laws. These laws govern emissions of air pollutants from industrial stationary sources, such as our manufacturing facilities, and impose various permitting, air pollution control, emissions monitoring, recordkeeping and reporting requirements. Such laws may require us to obtain pre-approval for constructing or modifying our facilities in ways that have the potential to produce new or increased air emissions; obtain and comply with operating permits that limit air emissions or certain operating parameters, or employ best available control technologies to reduce or minimize emissions from our facilities. We may be required to purchase air pollution control equipment to comply with air emissions laws.
Greenhouse Gases. Efforts to mitigate the effects of global climate change has led to federal, state, and foreign legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. While GHG regulations do not currently affect our facilities as they are insignificant sources, more stringent federal, regional, state, and foreign laws and regulations relating to global climate change and GHG emissions may be adopted. These laws and regulations could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses, which could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any future legislation or regulation becomes known, we cannot predict its effect on our business. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, extreme temperatures and other events that could affect our facilities, raw material suppliers, the transportation and distribution of our products, and demand for our products.
Hazardous and Solid Industrial Waste. Our operations generate industrial solid wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and foreign laws. RCRA imposes requirements for the handling, storage, treatment, and disposal of hazardous waste. Industrial wastes we generate in our manufacturing processes, such as used chemicals, may be regulated as hazardous waste, although RCRA has provisions to exempt some of our wastes from classification as hazardous waste. However, our non-hazardous or exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA.
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
MW Manufacturers Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the U.S. Environmental Protection Agency (“EPA”) under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA

Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study based on the investigations was submitted to the VDEQ for review and approval in September 2019. Upon completion of a 30-day public comment period, the VDEQ issued its Final Decision and Response to Comments approving a final remedy in May 2021. The final remedy consists of continuing groundwater monitoring until the VDEQ’s corrective actions have been met; and implementing and complying with land use restrictions and institutional controls imposed by an environmental covenant. We have recorded a liability of $4.5 million for this MW site, of which $1.0 million is in other current liabilities and $3.5 million is in other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
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
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party at the site and has liability for investigation and remediation costs associated with the contamination. In May 2019, KBP and an unrelated respondent entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was approved by EPA in December 2019. Two phases of RI field sampling have been completed through May 2021 and a Monitoring Well Plan was approved by EPA in November 2021. We have recorded a liability of $4.4 million within other current liabilities on our consolidated balance sheet as of December 31, 2021. If necessary, we will adjust our remediation liability if the RI/FS scope materially changes or the EPA imposes additional investigative requirements. We may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.
Wastewater Discharges. Our operations are subject to the federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state and foreign laws. These laws impose requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws may require that we comply with stormwater runoff and wastewater discharge standards or obtain permits limiting our discharges of pollutants. Failure to comply with CWA requirements could subject us to monetary penalties, injunctions, restrictions on operations, and administrative or civil enforcement actions. We may be required to incur certain capital expenditures for wastewater discharge or stormwater runoff treatment technology to comply with wastewater permits and water quality standards.
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
Research and Development Costs
Total expenditures for research and development were $13.4 million, $13.7 million and $14.2 million for fiscal years 2021, 2020 and 2019, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products.

Human Capital Resources
As of December 31, 2021, we employed approximately 21,700 persons worldwide. Approximately 2,564 of our employees worldwide are represented by various unions under collective bargaining agreements, which either are under negotiations or will expire in fiscal years 2022, 2023 and 2024.
At Cornerstone Building Brands, corporate stewardship is a responsibility that is deeply embedded in our long brand history. We believe our employees drive our business and our ability to effectively serve our customers and sustain our competitive position.
Leadership, Talent Acquisition and Talent Management
Our talent strategy is rooted in our Success Model, which is built upon our core values of safety, integrity, innovation and teamwork.
Our talent philosophy dictates the way we manage our talent processes to ensure transparent, fair, inclusive, and differentiated treatment for all employees and candidates. We measure performance based upon both results achieved and the way in which results are achieved. Our Success Model reinforces the culture that we want to have at Cornerstone Building Brands. It highlights four key leadership elements and associated behaviors our employees must demonstrate to help us effectively lead at every level. The four elements are: Lead Inclusively, Drive Change, Win as One, and Make an Impact. Success Model behaviors, along with goal achievement, comprise a performance rating that is used in our pay for performance and talent review processes.
We measure performance based upon the results achieved and the way results are achieved. The Success Model is the reference point reinforcing the culture that we want to have at Cornerstone Building Brands. This performance rating is used in our pay for performance and talent review process. Our talent philosophy dictates the way we manage our talent processes to ensure transparent, fair, inclusive, and differentiated treatment for all employees and candidates.
Our leaders receive training on our three pillars of performance management, succession and talent planning, and learning and talent development. This creates the foundation for our leaders to support their teams to connect their work to our purpose, mission, values, and strategies of the Company, motivating and giving them a higher sense of purpose.
Our talent strategy is focused on having the right people in the right places and a consistent and compelling employee experience. This ensures that we are able to exceed our customers’ expectations and allow our people to develop and increase their career opportunities. Our talent management process:
•Clearly defines roles and goals;
•Establishes clear-cut performance and behavior expectations;
•Focuses work in alignment with business strategy and company goals; and
•Creates consistent, structured processes to enable development and career growth — including extensive curriculum and training programs.
The connection with our Success Model creates an environment that makes us a talent magnet. Core to our talent management strategy is embracing all candidates, no matter their background, race, age or sexual orientation and identity, and delivering a transparent, fair and engaging experience across the organization. We recruit, hire and train candidates using a process that is free from biases for or against any individual or group of candidates. Using technology and grass roots recruiting, we specifically target sources where candidates congregate, and we go to market with an employer brand that highlights the value we place on people and opinions from all walks of life.
Competitive Pay and Benefits
To attract and retain the best employees, we focus on providing competitive pay and benefits. Our programs target the market for competitiveness. We provide benefit programs with the goal of improving physical, mental and financial wellness of our employees throughout their lifetime. Some examples include base and variable pay, medical, dental, vision, life and accidental death and dismemberment insurance, paid time off, and retirement savings plans.
When designing our base pay compensation ranges, we perform market analyses to ensure ranges are current and our employees are advancing their earning potential. We also perform frequent compensation studies to assess market movement and competitive changes in local marketplaces. We continually review wages in all countries we operate to ensure we are fair, equitable, competitive and can attract and retain the best talent.
We also provide diverse benefit programs that are aligned with our values and focused on supporting employees and their families based on their unique needs. For example, our Employee Assistance Foundation assists employees in need of emergency financial support and is offered to all employees. We also offer a broad range of benefits to support our employees wanting to expand their families through adoption benefits, infertility treatment benefits, and paid time off to bond with their new families.
Employee Safety and Wellness
Cornerstone Building Brands is committed to safety as our highest priority. Safety is one of the Company’s core values and nothing is more important to us than providing a safe work environment. We publicly disclose operational health and safety statistics on our rate of recordable injuries and our rate of lost workdays due to injury involving full-time and part-time employees, temporary employees, and contractors.
Our response to the COVID-19 pandemic illustrated our commitment to safety. To support our employees, customers and communities, we took extraordinary measures and invested in practices to protect employees and reduce the risk of spreading the virus. Our actions included additional cleaning of our facilities, staggering crews, incorporating visual cues to reinforce social distancing, providing face coverings and gloves, as well as implementing daily health validation at our manufacturing and office facilities.
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
Our Diversity, Equity & Inclusion Council (the “Council”) began with 12 key leaders who were selected based on capability, sphere of influence, interests and their passion for creating an inclusive culture. In 2021, we added the chairs of each Employee Resource Group to the Council, bringing our total Council to 20 members. The Council has a charter and an ongoing prioritized action plan to accelerate the adoption of DE&I in our processes to positively impact our culture. The Council’s responsibilities include defining metrics, setting targets, benchmarking, providing education and training, seeking employee feedback, and building engagement as well as evaluating the Company’s current initiatives with a DE&I context.
The Employee Resource Groups (“ERGs”) have expanded the network of advocates including members and allies of Women!, Unity, Pride, and Patriots. Each group has a core active group who meet monthly and the ERGs meet together once per quarter.
Our success depends on valuing all individuals and leveraging our diverse talent. For more information on the topics above and our management of our human capital resources, please visit our website at https://investors.cornerstonebuildingbrands.com.

Item 1A. Risk Factors.
Risks Related to the CD&R Offer
The transaction proposed by CD&R may not occur, may increase the volatility of the market price of our common stock and will result in certain costs and expenses.
On February 13, 2022, we received the CD&R Offer, a non-binding letter from CD&R proposing a transaction pursuant to which CD&R would purchase all outstanding shares of our common stock not owned by CD&R for a purchase price of $24.65 in cash per share.
The CD&R Offer provides that no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered with respect thereto. There can be no assurance that the transaction proposed by CD&R or any related transaction will be completed, or as to the terms of any such potential transaction.
The market price of our common stock may reflect various assumptions as to whether the proposed transaction with CD&R will occur. Variations in the market price of our common stock may occur as a result of changing assumptions regarding the proposed transaction, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions. As a result, a definitive agreement regarding a transaction, or a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of our common stock.
We expect to incur costs in connection with the consideration of the CD&R Offer, including costs of financial and legal advisors to the Special Committee. Mergers such as the one proposed in the CD&R Offer often attract litigation and the Company may be required to expend additional resources defending such litigation. It is difficult to estimate the aggregate amount of such costs, although they could be substantial. In addition, uncertainly associated with the potential transaction could adversely affect the Company's ability to attract, retain and motivate key employees, which could have a negative effect on our operations and business plans.
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
Current market estimates continue to show recovery across the nonresidential construction markets from the dip in fiscal 2020, returning above fiscal 2019 levels. According to Dodge Data & Analytics, Inc. (“Dodge”), low-rise nonresidential construction starts as measured in square feet and comprising buildings of up to five stories, were up in fiscal 2021 by as much as 15% as compared to our fiscal 2020. However, there can be no assurance that a recovery will be sustained as this market is impacted by the greater-than-normal economic volatility, rising inflation rates and continued supply chain disruptions.
In addition to commercial and residential market indicators, we also depend to a significant extent upon the levels of home repair and remodeling and new construction spending for our residential businesses, which have declined significantly in the past and may decline in the future. According to the U.S. Census Bureau, housing levels in fiscal 2021 increased over 12% as compared to our fiscal 2020 while remodeling activity increased 9%, according to the Leading Indicator of Remodeling Activity published by the Joint Center of Housing Studies. While each of these markets has performed well, greater-than-normal volatility in factors such as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit could negatively impact our business.
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
Our business and operations have been adversely affected by the COVID-19 pandemic and may continue to be adversely affected by any recurrence or worsening of the pandemic, particularly if located in regions where we derive a significant amount of our sales or profit or where our manufacturing facilities, suppliers or customers are located. Since 2020, we have experienced volatility in the markets in which we participate due to the COVID-19 pandemic.
In response to the pandemic, we have implemented and may need to further implement a range of actions aimed at reducing costs and preserving liquidity. While our manufacturing facilities are fully operational, closures of facilities may be needed in the future, which could disrupt our operations and negatively impact our business, financial condition and results of operation.
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
Risks Related to Our Business

Failure to attract and retain employees could adversely affect our results of operation and financial condition.
Our ability to attract and retain or replace employees is challenging due to a shortage of both hourly and technically skilled workers for our manufacturing facilities. We face intense competition for talent to operate our manufacturing facilities, including from current and potential competitors in our industry. As a large-scale manufacturer, our workforce is distributed across North America, where candidates are in high demand which changes based upon many factors in local markets, and we may incur significant costs to attract and retain them. If we do not attract and retain the services of individuals to operate our manufacturing facilities we may experience delays in producing our products which may reduce our net revenues and adversely affect our results of operations and financial condition.
Increases in labor costs, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.
Our ability to attract and retain qualified manufacturing team members to operate our manufacturing plants efficiently is critical to our financial performance. Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2021, approximately 12% of our employees were represented by labor unions, the collective bargaining agreements with whom either are under negotiations or will expire in fiscal years 2022, 2023 and 2024. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs. Any labor shortage will create operating inefficiencies that could adversely impact our financial performance.
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
Our Windows and Siding segments depend on a core group of significant customers for a substantial portion of net sales and we expect this to continue for the foreseeable future. The loss of, or a significant adverse change in our relationships with our largest customers, or loss of market position of any major customer, whether because of an inability to successfully develop new products or improve existing products, or otherwise, could cause a material decrease in net sales. The loss of, or a reduction in orders, from any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or an inability to collect accounts receivable from any major customer could adversely impact our net income and cash flow. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.
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
Further, other external factors beyond our control could cause disruptions at any of our facilities, including maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any equipment or other operational problems; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, hurricanes, earthquakes or other catastrophic disasters; pandemics, including the COVID-19 pandemic; or an act of terrorism. Any prolonged disruption in operations at any of our facilities could cause a significant loss in production. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to customers during the time that it takes for us to reopen or replace a damaged facility, which could cause our customers to purchase from our competitors either temporarily or permanently. If any of these events were to occur, it could adversely affect our business, financial condition, cash flows and results of operations.
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
A sudden increase in demand for steel, PVC resin, aluminum or glass could affect our ability to purchase such raw materials and result in rapidly increasing prices. We have historically been able to substantially pass on significant cost increases in raw materials through price increases to our customers; however, we may not be able to do so in the future. Further, if the available supply of any of the raw materials we use declines, we could experience a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. We can give no assurance that steel, PVC resin, aluminum or glass will remain available, that prices will not continue to be volatile or that we will be able to purchase these raw materials on favorable or commercially reasonable terms.
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
Our operations are subject to various federal, state, local and foreign environmental, health and safety (“EHS”) laws. Among other things, these laws (i) regulate the emission or discharge of materials into the environment, (ii) govern the use, storage, treatment, disposal and management of hazardous substances and wastes, (iii) protect the health and safety of our employees, the end-users of our products, and the general public, (iv) regulate the materials used in our products, and (v) impose liability for the costs of investigating and remediating present and past releases of hazardous substances and other related damages. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or equipment, civil and criminal sanctions, permit revocations, and facility shutdowns. We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have historically owned, operated, or contracted for waste disposal site or at which we or predecessors released hazardous materials. We also could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise because of violations of or liabilities under EHS laws or in connection with releases of hazardous materials. In addition, changes in or new interpretations of existing EHS laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, in each case with respect to our products or business activities, may lead to additional costs that could have a material adverse effect on our business, financial condition or results of operations.
Changes in building codes and standards could increase the cost of our products, lower the demand for our products, or otherwise adversely affect our business.
Our products and markets are subject to extensive and complex local, state, federal, and foreign statutes, ordinances, rules, and regulations. These mandates, including building design safety and construction standards and zoning requirements, affect the cost, selection, and quality requirements of building structures and envelopes, including roofs, windows and siding.
These statutes, ordinances, rules, and regulations often provide broad discretion to governmental authorities as to the types and quality specifications of products used in new residential and non-residential construction and home renovations and improvement projects. Compliance with these standards and changes in such statutes, ordinances, rules, and regulations may increase the costs of manufacturing our products or may reduce the demand for certain of our products in affected geographical areas or product markets. All or any of these changes could have a material adverse effect on our business, financial condition, and results of operations.
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
•increasing the scope, geographic diversity and complexity of our operations; and
•potential litigation or other claims arising from an acquisition or disposition.
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
Efforts to mitigate the effects of global climate change have led to, and may lead to future, federal, state and foreign legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. While GHG regulations do not materially affect our facilities as they are insignificant sources, more stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions, if adopted, could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses, which could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any future legislation or regulation becomes known, we cannot predict its effect on our business. Further, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, extreme temperatures, and other events that could affect our facilities and demand for our products.
Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.
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
In addition to the United States, we operate our business in certain foreign jurisdictions, principally in Canada and Mexico, and make sales in certain other jurisdictions. Our operations in Canada generated approximately 7.6% of our revenues in 2021. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures.
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
We evaluate assets on our balance sheet, including goodwill and intangible assets, annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, market capitalization, and external market conditions that would require an impairment test. We may experience unforeseen events in the future, including related to or as a result of the COVID-19 pandemic, that could adversely affect the value of our goodwill or intangible assets and trigger an interim impairment evaluation. There can be no assurance that valuation multiples will not decline, discount rates will not increase, or the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of intangible assets could have a negative impact on the Company’s results of operations and financial condition.
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
During 2021, our stock price on the NYSE ranged from a high of $19.50 per share to a low of $9.47 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.
The CD&R Investors own a significant amount of our Common Stock and have substantial governance and other rights pursuant to the New Stockholders Agreement.
The CD&R Investor Group collectively owned approximately 48.8% of our outstanding Common Stock as of December 31, 2021. As a significant stockholder, the CD&R Investors could significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence over us may have the effect of delaying or preventing a change of control or may adversely affect the voting and other rights of other stockholders.
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

As of December 31, 2021, the CD&R Fund VIII Investor Group, CD&R Pisces and the Golden Gate Investor Group owned approximately 18.0%, 30.9% and 5.9%, respectively, of our issued and outstanding Common Stock. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible purchase or sale of a large number of shares by these stockholders could cause volatility in our stock price or result in the sale by some of our stockholders of our common stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.
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
As of December 31, 2021, we had total indebtedness of approximately $3.1 billion.
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
•our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be limited in the future;
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
Further, the terms of the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, and the 2020 Indenture provide us and our subsidiaries with the flexibility to incur a substantial amount of additional secured or unsecured indebtedness in the future if we or our subsidiaries are in compliance with certain incurrence ratios set forth therein. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of December 31, 2021, we were able to borrow up to approximately $565.6 million under the Current ABL Facility. All of these borrowings under the Current ABL Facility would be secured.

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
•repurchase, prepay or redeem the 6.125% Senior Notes (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and subordinated indebtedness;
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
Our failure to comply with obligations under the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, or the 2020 Indenture, as well as others contained in any future debt instruments from time to time, may result in an event of default under the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, or the 2020 Indenture, as applicable. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, results of operations, financial condition and cash flows could be adversely affected.

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
To the extent LIBOR exceeds 0.00%, our indebtedness under the Current Cash Flow Facilities (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and the Current ABL Facility will bear interest at variable rates, and our future indebtedness may bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2021, assuming all Cash Flow Revolving Credit Facility and Current ABL Facility revolving loans were fully drawn and LIBOR exceeded 0.00%, each one percent change in interest rates would result in approximately a $33.3 million change in annual interest expense on the Current Term Loan Facility and the Current ABL Facility (excluding the impact of any Company hedging arrangements). The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.
The phase-out of LIBOR could increase our interest expense and have a material adverse effect on us.
Borrowings under our Current Cash Flow Facilities and the Current ABL Facility use LIBOR as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority of the United Kingdom ceased the publication of the 1-week and 2-month LIBOR offered rates on December 31, 2021. However, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates, in some cases significantly higher, than those we paid based on LIBOR, and may similarly be higher in the future. Therefore, if LIBOR ceases to exist, the interest rates on our Current Term Loan Facility and Current ABL Facility will likely change. The consequences of the phase out of LIBOR cannot be entirely predicted at this time. Any alternative rate for calculating interest with respect to our outstanding indebtedness may not be as favorable or perform in the same manner as LIBOR and could lead to an increase in our interest expense or could impact our ability to refinance some or all of our existing indebtedness. In addition, the transition process may involve, among other things, increased volatility or illiquidity in financial markets, which could also have an adverse effect on us whether or not any replacement rate applicable to our borrowings is affected. Any such effects of the transition away from LIBOR, as well as other unforeseen impacts, may result in increased interest expense and other expenses, difficulties, complications or delays in connection with future financing efforts or otherwise have a material adverse impact on our financial condition.

Item 1B. Unresolved Staff Comments.
There are no unresolved staff comments outstanding with the SEC at this time.
Item 2. Properties.
Our corporate headquarters is located in Cary, North Carolina. We own and lease properties primarily in the United States, Canada, and Mexico. The following table lists our principal manufacturing and warehousing facilities as of December 31, 2021:

Facility	Product type/Usage
Commercial Segment:
Florence, Alabama(1)	Metal building products
Atwater, California	Metal building products
Lithia Springs, Georgia	Metal building products
Marietta, Georgia	Metal coil coating
Monticello, Iowa	Metal building products
Mount Pleasant, Iowa	Metal building products
Brookhaven, Mississippi(1)	Metal building products
Hernando, Mississippi	Metal building products
Jackson, Mississippi	Metal coil coating
Cambridge, Ohio	Metal coil coating
Middletown, Ohio	Metal coil coating
Elizabethton, Tennessee	Metal building products
Lexington, Tennessee	Metal building products
Houston, Texas(2)	Metal building products
Monterrey, Mexico	Metal building products
Siding Segment:
Kearney, Missouri(1)	Vinyl siding and other (trim)
Kansas City, Missouri(1)	Warehousing
Sidney, Ohio	Metal
Gaffney, South Carolina	Injection molded
Gaffney, South Carolina(1)	Warehousing
Jasper, Tennessee	Vinyl siding
Harrisonburg, Virginia(1)	Warehousing
Stuarts Draft, Virginia	Vinyl siding
Martinsburg, West Virginia(1)	Vinyl siding
Martinsburg, West Virginia(1)	Warehousing
Brantford, Ontario, Canada(1)	Warehousing
Paris, Ontario, Canada	Vinyl siding
Windows Segment:
Phoenix, Arizona(1)	Vinyl and aluminum windows
Sacramento, California(1)	Vinyl windows
Vacaville, California(1)	Vinyl windows
Denver, Colorado(1)	Vinyl windows and doors and warehousing
Lithia Springs, Georgia(1)	Vinyl windows and warehousing
Peachtree City, Georgia(1)	Vinyl windows
Lansing, Illinois(1)	Vinyl windows
Paris, Illinois	Vinyl windows
Paris, Illinois(1)	Warehousing
North Brunswick, New Jersey(1)	Vinyl windows
Welcome, North Carolina(1)	Vinyl windows
Marion, Ohio(1)	Vinyl windows
Walbridge, Ohio(1)	Vinyl windows and warehousing
Bryan, Texas	Vinyl and aluminum windows
Dallas, Texas(1)	Vinyl and aluminum windows
Salt Lake City, Utah(1)	Vinyl windows

Rocky Mount, Virginia(1)(2)	Vinyl and aluminum windows and other (doors) and warehousing
Auburn, Washington(1)	Vinyl windows
Spokane Valley, Washington(1)	Vinyl windows
Ellenboro, West Virginia	Vinyl windows
Pennsboro, West Virginia	Vinyl windows
St. Marys, West Virginia	Vinyl windows and other (trim)
Vienna, West Virginia(1)	Warehousing
Calgary, Alberta, Canada(1)	Vinyl and aluminum windows and other (doors) and warehousing
St. Thomas, Ontario, Canada	Vinyl windows
(1) Location is leased as of December 31, 2021
(2) Location has multiple principal facilities

Item 3. Legal Proceedings.
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $3.9 million liability related to the settlement in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action Complaint in the Delaware Court of Chancery against Clayton Dubilier & Rice, LLC (“CD&R”), Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), and certain directors of the Company. Voigt purported to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. An Amended Complaint was filed on April 11, 2019. The Amended Complaint asserted claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against twelve director defendants in connection with the Merger. Defendants moved to dismiss the Amended Complaint and, on February 10, 2020, the court denied the motions except as to four of the director defendants. Voigt sought damages in an amount to be determined at trial. On August 25, 2021, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation provides for CD&R, CD&R Fund VIII, and the eight director defendants to cause their respective insurers to pay a total of $100 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the Company. The Stipulation further provided that plaintiff’s counsel would apply for an award of attorneys’ fees and litigation expenses in an amount of up to 23.5% of the $100 million payment by the insurers, and that an incentive award for the named plaintiff will be paid solely from the amount of plaintiff attorneys’ fees awarded. This Stipulation required court approval. On January 19, 2022, the Court held a hearing, verbally approved the Stipulation, and approved the plaintiff’s counsel’s application for a fee award of 23.5% of the $100 million settlement payment and the incentive award. On January 20, 2022, the Court entered an Order and Final Judgment approving the Stipulation. The Stipulation represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of December 31, 2021. The proceeds from the Stipulation will be recorded when received.
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

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMMON STOCK
Our Common Stock is listed on the NYSE under the symbol “CNR.” As of February 22, 2022, there were 15,821 holders of record and an estimated 35 beneficial owners of our Common Stock.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows our purchases of our Common Stock during the fourth quarter of fiscal 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Programs(2)
October 03, 2021 to October 30, 2021	—	$—	—	$49,145
October 31, 2021 to November 27, 2021	400,656	$16.61	—	$49,145
November 28, 2021 to December 31, 2021	11,157	$15.16	—	$49,145
Total	411,813	$16.57	—

(1)The total number of shares purchased includes shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)On March 7, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of this program. As of December 31, 2021, approximately $49.1 million remained available for stock repurchases under the program.

STOCK PERFORMANCE CHART
The following chart compares the yearly percentage change in the cumulative stockholder return on our Common Stock from October 30, 2016 to the end of the fiscal year ended December 31, 2021 with the cumulative total return on the (i) S&P SmallCap 600 Index and (ii) S&P Smallcap Building Products peer group. The comparison assumes $100 was invested on October 30, 2016 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
300
250
200
150
100
50
0
10/30/16
10/29/17
10/28/18
12/31/18
12/31/19
12/31/20
12/31/21
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
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RECENT DEVELOPMENTS
On February 13, 2022, funds affiliated with Clayton Dubilier & Rice, LLC (“CD&R”) submitted a non-binding proposal to acquire all of the Company’s outstanding shares of common stock that CD&R does not already own for a purchase price of $24.65 in cash per share (the “CD&R Offer”).
The CD&R Offer stated that any transaction would be subject to (i) approval by a special committee (“Special Committee”) of our independent directors; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of our common stock owned by stockholders not affiliated with CD&R.
The board of directors of the Company (the “Board”) previously formed a Special Committee to evaluate and consider any potential or actual proposal from CD&R [and any other alternative proposals or other strategic alternatives that may be available to the Company].
The CD&R Offer provides that CD&R reserves the right to withdraw or modify the CD&R Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by us and CD&R. There can be no assurance that the transaction proposed by CD&R or any related transaction will be completed or as to the terms of any such potential transaction, including with respect to pricing or timing.
BUSINESS OVERVIEW
Cornerstone Building Brands, Inc. is the largest manufacturer of exterior building products in North America. The Company serves residential and commercial customers across new construction and the repair & remodel markets. Our mission is to be relentlessly committed to our customers and to create great building solutions that enable communities to grow and thrive.
We have developed and continue to implement a well-defined business strategy focused on (i) driving profitable growth in new and existing markets; (ii) leveraging operational excellence across our businesses; and (iii) implementing a capital allocation framework balanced between a focus on opportunistic investment in high return initiatives and continued debt repayment.
We believe that by focusing on operational excellence every day, creating a platform for future growth and investing in market-leading residential and commercial building brands, we will deliver unparalleled financial results. We design, engineer, manufacture, install and market external building products through our three operating segments: Windows, Siding, and Commercial.
Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the leading manufacturer of vinyl windows, vinyl siding, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes over 21,700 employees at manufacturing, distribution and office locations primarily in North America.
At Cornerstone Building Brands, corporate stewardship is a responsibility that is deeply embedded in our 75-year history. Our business practices have given us the staying power to make a real difference in countless cities and neighborhoods.
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
Markets We Serve
Our products are available across several large and attractive end markets, including residential new construction, residential repair and remodel and low-rise non-residential construction. We believe that there are favorable underlying fundamental factors that will drive long-term growth across the end markets in which we operate. We also believe the recent COVID-19 pandemic, while still causing economic uncertainty worldwide, has driven strong demand for residential repair and remodel activity, residential new construction and select segments of the low-rise non-residential construction market, such as distribution, warehouse, healthcare and educational facilities in suburban regions; however, the COVID-19 pandemic has also caused challenges in other areas of non-residential construction, most notably in retail and commercial office facilities in densely populated urban centers, where we have minimal, if any, participation. We believe our business is well-

positioned to benefit from broader societal and population trends favoring suburban regions, as employment and living preferences shift towards such regions.
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
Significant Business Developments
Our significant business development activities in 2021 include the: (i) acquisition of Prime Windows LLC (April 2021), (ii) divestitures of our IMP and DBCI businesses (August 2021), (iii) acquisition of Cascade Windows, Inc. (August 2021), and (iv) acquisition of Union Corrugating Company Holding, Inc. (December 2021). In addition, in April 2021, we amended our cash flow credit and ABL credit agreements. See Note 4 — Acquisitions, Note 5 — Divestitures and Note 13 — Long Term Debt, in the notes to the consolidated financial statements for more information on our divestitures, acquisitions, and debt.
Residential (Windows and Siding)
Our residential building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, there is a lag between the timing of the single-family housing start date and the time in which our products are installed on a home. From an industry perspective, we evaluate the new construction environment by reviewing the U.S. Census Bureau single family housing start statistics to assess the performance of the new construction market for a normal period. We evaluated U.S. Census Bureau single family housing starts for the year ended December 31, 2021 as compared to December 31, 2020 to assess the demand impacts for our products, noting that single-family housing starts increased over 12% on a seasonally adjusted annual rate (SAAR) basis due to overall economic conditions specifically for new construction. For Canada, we evaluate the Canada Mortgage and Housing Corporate statistics, which showed housing starts increased by 25% for the year ended December 31, 2021 compared to 2020.

The graph below shows the seasonally adjusted annual single family residential new construction starts as of each year end since 1982 as compiled and reported by U.S. Census Bureau:

U.S. Census Bureau Seasonally Adjusted Annual Rate - Single Family Housing Starts
Single Family Housing Starts (in thousands)
2000
1500
1000
500
0
1982
1985
1988
1991
1994
1997
2000
2003
2006
2009
2012
2015
2018
2021

In addition to new construction, we also evaluate the repair and remodel market to assess residential market conditions by evaluating the Leading Indicator of Remodeling Activity (“LIRA”). For the year ended December 31, 2021, LIRA reflected that the trailing 12 months of remodeling activity increased 9% from 2020. While LIRA is a remodeling economic indicator as it tracks all remodeling activity including kitchen, bathroom and low ticket remodeling, it is not a specific metric for our residential businesses measuring solely windows and siding remodeling growth. Therefore, we utilize this index as a trend indicator for our repair and remodeling business.
Finally, we assess our performance relative to our competitors and the overall siding industry by evaluating the marketing indicators produced by the Vinyl Siding Institute (“VSI”), a third party which summarizes vinyl siding unit sales for the industry. For the year ended December 31, 2021, the VSI reported that siding units increased 9% for the industry. Overall, our Siding segment, including stone veneer, is weighted to the repair and remodel market with approximately 53% of our net sales being attributed to repair and remodeling with the remaining 47% attributed to the new construction market. Historically, we evaluate our net sales performance within the Windows segment by evaluating our net sales for the new construction market and the repair and remodel market. Overall, our Windows segment is relatively balanced with approximately 51% of our net sales attributed to new construction with the remaining 49% attributed to the repair and remodel market.
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

The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1982 as compiled and reported by Dodge Data & Analytics, Inc. (“Dodge”):

Dodge Data & Analytics Nonresidential Construction Activity
Square Feet (in millions)
2000
1750
1500
1250
1000
750
500
1982
1985
1988
1991
1994
1997
2000
2003
2006
2009
2012
2015
2018
2021

Current market estimates continue to show recovery across the nonresidential construction markets from the 2020 dip, returning above 2019 levels. According to Dodge Data & Analytics, Inc. (“Dodge”), low-rise nonresidential construction starts as measured in square feet and comprising buildings of up to five stories, were up in fiscal 2021 by approximately 19% as compared to our fiscal 2020.
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

RESULTS OF OPERATIONS
This section of the Form 10-K generally discusses fiscal 2021 and fiscal 2020 items and year-over-year comparisons of these periods. Discussions of fiscal 2019 items and year-over-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Cornerstone’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020	$ change	% change
Net sales	$5,583,137	$4,617,369	$965,768	20.9%
Gross profit	1,199,075	1,050,320	148,755	14.2%
% of net sales	21.5%	22.7%
Selling, general and administrative expenses	649,472	579,200	70,272	12.1%
% of net sales	11.6%	12.5%
Restructuring and impairment charges, net	26,247	34,120	(7,873)	(23.1)%
Strategic development and acquisition related costs	27,875	19,341	8,534	44.1%
Interest expense	191,301	213,610	(22,309)	(10.4)%
Net income (loss)	665,859	(482,778)	1,148,637	(237.9)%
Net sales - Consolidated net sales for the year ended December 31, 2021 increased by approximately 20.9%, as compared to the year ended December 31, 2020. The increase was primarily due to favorable price actions taken in all segments to offset commodity inflation, higher volume mainly from increased demand in the residential end markets, and an increase from acquisitions ($113.2 million in the Windows segment from Prime and Cascade and $21.9 million in the Commercial segment from UCC).
Gross profit % of net sales - The Company’s gross profit percentage was 21.5% for the year ended December 31, 2021, which was a 120 basis point decrease from the year ended December 31, 2020. The manufacturing inefficiencies and higher costs to serve our customers that were brought on by supply chain disruptions and labor constraints drove the decrease in gross profit as a percentage of net sales. This reduction was partially offset by positive price mix net of inflation.
Selling, general, and administrative expenses increased 12.1% during the year ended December 31, 2021, compared to the year ended December 31, 2020. The return of near-term costs, such as variable compensation, professional services, and sales commissions drove the higher selling, general, and administrative expenses at December 31, 2021 as compared to December 31, 2020.
Restructuring and impairment charges, net decreased $7.9 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to asset impairments in 2021 which were lower in total than the restructuring charges taken in 2020 in response to the COVID-19 pandemic.
Strategic development and acquisition related costs increased $8.5 million, during the year ended December 31, 2021 compared to the year ended December 31, 2020 as our merger-related activities increased as a result of strategic portfolio rationalization actions to accelerate long-term value creation.
Interest expense decreased $22.3 million or 10.4% in 2021, primarily as a result of the redemption of the $645 million 8.00% Senior Notes coupled with the refinancing of the Current Term Loan Facility.
Consolidated provision (benefit) for income taxes was an expense of $236.0 million for the year ended December 31, 2021 compared to an expense of $5.6 million for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 was 26.2% compared to 1.2% for the year ended December 31, 2020. The change in the effective tax rate was primarily driven by the divestitures and improved financial results for the year ended December 31, 2021, and the impact associated with the goodwill impairment recorded during the year ended December 31, 2020.
Net Income (loss) - Net income was $665.9 million or $5.19 per diluted share. Effective execution of our priorities, which included maintaining cost discipline, strengthening price leadership, driving operational excellence and investing in growth opportunities delivered improved profitability in 2021 (excluding the impact of the gain on sales from the divestitures in 2021 and the impact of the goodwill impairment in 2020).

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
One of the primary measurements used by management to measure the financial performance of each segment is Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; strategic development and acquisition related costs; gain on divestitures; goodwill impairment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; and other items.
The presentation of segment results below includes a reconciliation of the changes for each segment reported in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone Building Brands, which includes historical information of Kleary Masonry, Inc. (“Kleary”), which the Company acquired on March 2, 2020; Prime Windows LLC (“Prime Windows”), which the Company acquired on April 30, 2021; Cascade Windows, Inc. (“Cascade Windows”), which the Company acquired on August 20, 2021; and the insulated metals panels (“IMP”) and the roll-up sheet doors (“DBCI”) businesses, which the Company divested on August 9, 2021 and August 18, 2021, respectively. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Kleary, Prime Windows and Cascade Windows acquisitions; or any integration costs; and from the IMP and DBCI divestitures. Pro forma balances are not necessarily indicative of operating results had the Kleary, Prime Windows and Cascade Windows acquisitions and the IMP and DBCI divestitures occurred on January 1, 2020 or of future results. UCC, which was acquired on December 3, 2021, is only included from the acquisition date as pro forma results would comprise substantially all of the comparative periods and would not be meaningful for comparison.
See Note 22 — Segment Information in the notes to the consolidated financial statements for more information on our segments.
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

The following tables present a comparison of net sales as reported to pro forma net sales for Cornerstone Building Brands as if the Cascade Windows, Prime Windows and Kleary acquisitions, and IMP and DBCI divestitures had each occurred on January 1, 2020 rather than the respective date referenced above for each transaction. UCC’s results are only included from the acquisition date as discussed above.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Reported	Acquisitions and Divestitures	Pro Forma	Reported	Acquisitions and Divestitures	Pro Forma
Net Sales
Windows	$2,322,277	$132,141	$2,454,418	$1,889,625	$206,639	$2,096,264
Siding	1,364,080	—	1,364,080	1,141,946	8,358	1,150,304
Commercial	1,896,780	(231,347)	1,665,433	1,585,798	(375,261)	1,210,537
Total Net Sales	$5,583,137	$(99,206)	$5,483,931	$4,617,369	$(160,264)	$4,457,105

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Net sales	$5,583,137	$4,617,369
Impact of acquisitions and divestitures(1)	(99,206)	(160,264)
Pro forma net sales	$5,483,931	$4,457,105

Operating income (loss), GAAP	$1,137,245	$(266,506)
Restructuring and impairment charges, net	26,247	34,277
Strategic development and acquisition related costs	27,875	19,341
Gain on divestitures	(831,252)	—
Goodwill impairment	—	503,171
Depreciation and amortization	292,901	284,602
Other (2)	42,919	31,919
Adjusted EBITDA	695,935	606,804

Impact of acquisitions and divestitures(1)	(7,953)	(52,223)
Pro forma Adjusted EBITDA	$687,982	$554,581
Adjusted EBITDA as a % of net sales	12.5%	13.1%
Pro forma Adjusted EBITDA as a % of pro forma net sales	12.5%	12.4%
(1)Reflects the acquisition from January 1, 2020 of the net sales and Adjusted EBITDA of Kleary through March 1, 2020, Prime Windows through April 29, 2021 and Cascade Windows through August 19, 2021; and reflects the impact from January 1, 2020 of the divestitures of IMP and DBCI through the divestiture dates of August 9, 2021 and August 18, 2021, respectively.
(2)Primarily consists of $29.0 million and $17.1 million of share-based compensation expense for the years ended December 31, 2021 and 2020, respectively; $11.6 million in costs for the year ended December 31, 2021 associated with debt refinancing transactions; and $(0.4) million and $12.5 million of COVID-19 pandemic related costs for years ended December 31, 2021 and 2020, respectively.
Pro forma net sales for the year ended December 31, 2021 increased $1,026.8 million, a 23.0% improvement over pro forma net sales in the same period a year ago. Disciplined price actions in response to rising commodity costs and other inflationary impacts across all segments drove approximately 75% of the increase. Rapid recovery of residential demand drove increased volume within the Windows and Siding segments of approximately $210 million, and non-residential demand drove increased volume in the Commercial segment of approximately $48 million.

Operating income (loss) for the year ended December 31, 2021 increased to $1,137.2 million income as compared to an operating loss of $266.5 million in the year ended December 31, 2020 primarily as a result of the gain on the sales of the IMP and DBCI businesses of $831.3 million in 2021 and the goodwill impairment of $503.2 million in the comparable period.
Pro forma Adjusted EBITDA for 2021 was $688.0 million or 12.5% of pro forma net sales, an improvement of 24.1% or 10 basis points from the same pro forma period a year ago. The improvement was primarily driven by positive price mix net of inflation of $210 million and higher demand of $85 million, mostly from the rapid recovery in the residential end markets. Partially reducing these favorable impacts were manufacturing inefficiencies and higher costs to serve our customers as a result of the challenges brought on by supply chain disruptions and labor constraints of $93 million. SG&A costs were $69 million higher than the same pro forma period last year primarily due to the return of near-term costs, such as variable compensation, professional services, and sales commissions.

Windows

	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Net sales	$2,322,277	$1,889,625
Impact of acquisitions(1)	132,141	206,639
Pro forma net sales	$2,454,418	$2,096,264

Operating income (loss), GAAP	$100,725	$(223,646)
Restructuring and impairment charges, net	1,252	7,499
Strategic development and acquisition related costs	2,976	16
Goodwill impairment	—	320,990
Depreciation and amortization	134,626	121,519
Other	(88)	7,338
Adjusted EBITDA	239,491	233,716

Impact of acquisitions(1)	15,314	25,740
Pro forma Adjusted EBITDA	$254,805	$259,456
Adjusted EBITDA as a % of net sales	10.3%	12.4%
Pro forma Adjusted EBITDA as a % of pro forma net sales	10.4%	12.4%
(1)Reflects the impact of the net sales and Adjusted EBITDA of Prime Windows LLC through April 29, 2021 and Cascade Windows Inc. through August 19, 2021 as if the acquisitions had occurred on January 1, 2020.
Pro forma net sales for the year ended December 31, 2021 were 17.1% higher compared to the year ended December 31, 2020 due to 9.0% from disciplined price actions in response to rising commodity costs and other inflationary impacts coupled with approximately 8.1% increase in sales volume as a result of the rapid recovery within the residential end markets in the U.S. and Canada.
Operating income (loss) for the year ended December 31, 2021 was $100.7 million of operating income as compared to an operating loss of $223.6 million in the year ended December 31, 2020 primarily due to the goodwill impairment of $321.0 million in the comparable year.
Pro forma Adjusted EBITDA was $254.8 million or 10.4% of pro forma net sales, a 200 basis point decline over the year ended December 31, 2020. Positive price mix net of inflation of $22.8 million and higher demand of $46.6 million, mostly from the rapid recovery in the residential end markets, were partially offset by manufacturing inefficiencies and higher costs to serve our customers as a result of the challenges brought on by supply chain disruptions and labor constraints of $61.3 million. SG&A costs were $12.8 million higher than the same pro forma period last year primarily due to the return of near-term costs, such as variable compensation, professional services, and sales commissions.

Siding

	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Net sales	$1,364,080	$1,141,946
Impact of acquisition(1)	—	8,358
Pro forma net sales	$1,364,080	$1,150,304

Operating income (loss), GAAP	$137,772	$(61,930)
Restructuring and impairment charges, net	14,226	2,966
Strategic development and acquisition related costs	(2,974)	10,158
Goodwill impairment	—	176,774
Depreciation and amortization	116,660	113,737
Other	(13)	(523)
Adjusted EBITDA	265,671	241,182

Impact of acquisition(1)	—	1,869
Pro forma Adjusted EBITDA	$265,671	$243,051
Adjusted EBITDA as a % of net sales	19.5%	21.1%
Pro forma Adjusted EBITDA as a % of pro forma net sales	19.5%	21.1%
(1)Reflects the impact of the net sales and Adjusted EBITDA of Kleary Masonry, Inc. through March 1, 2020 as if the acquisition had occurred on January 1, 2020.
Net sales for the year ended December 31, 2021 were 18.6% higher compared to the pro forma net sales for the year ended December 31, 2020. The rapid recovery of residential demand contributed 3.4% of the favorable increase, while disciplined price actions to offset inflationary raw material costs resulted in favorable price mix of approximately 15.1% versus the pro forma prior year.
Operating income for the year ended December 31, 2021 increased to $137.8 million as compared to an operating loss of $(61.9) million for the year ended December 31, 2020 primarily due to a goodwill impairment of $176.8 million in the year ended December 31, 2020. Excluding the 2020 goodwill impairment of $176.8 million and a 2021 asset impairment of $13.9 million related to a discontinued product line, operating income increased 32.1% in 2021 primarily due to disciplined price actions net of inflation of $40.0 million, favorable volume of $12.2 million and lower strategic development costs, offsetting higher costs in manufacturing and SG&A.
Pro Forma Adjusted EBITDA was $265.7 million or 19.5% of pro forma net sales, a 160 basis point decline over the year ended December 31, 2020. As mentioned above, positive price mix net of inflation and higher volume partially offset increased manufacturing costs to serve our customers and inefficiencies from supply chain disruptions of $16.7 million and an increase in SG&A of $12.8 million from return of near-term costs, such as variable compensation and professional service expenses.

Commercial

	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Net Sales	$1,896,780	$1,585,798
Impact of divestitures(1)	(231,347)	(375,261)
Pro forma net sales	$1,665,433	$1,210,537

Operating income, GAAP	$1,104,335	$159,586
Restructuring and impairment charges, net	10,131	20,270
Strategic development and acquisition related costs	3,103	(262)
Gain on divestitures	(831,252)	—
Goodwill impairment	—	5,407
Depreciation and amortization	36,282	45,213
Other	934	4,346
Adjusted EBITDA	323,533	234,560

Impact of divestitures(1)	(23,267)	(79,832)
Pro forma Adjusted EBITDA	$300,266	$154,728
Adjusted EBITDA as a % of net sales	17.1%	14.8%
Pro forma Adjusted EBITDA as a % of pro forma net sales	18.0%	12.8%
(1)Reflects the net adjustments of IMP and DBCI through the divestiture dates of August 9, 2021 and August 18, 2021, respectively, as if the divestitures had occurred on January 1, 2020.
Pro forma net sales for the year ended December 31, 2021 were higher by 37.6% compared to the year ended December 31, 2020 driven approximately by a 33.7% increase from disciplined price actions to mitigate rising steel costs. Additionally, higher volumes of 3.9% from recovering demand in the non-residential end markets also contributed to the increase in net sales. Included in pro forma net sales at December 31, 2021 are $21.9 million of net sales from Union Corrugating Company Holdings, Inc. (“UCC”) from the acquisition date on December 3, 2021. The UCC acquisition furthers our presence in the high-growth residential metal roofing market.
Operating income for the year ended December 31, 2021 increased $944.7 million compared to year ended December 31, 2020 primarily due to the gain on the sales of the IMP and DBCI businesses as a result of strategic portfolio rationalization actions to accelerate long-term value creation. Excluding the gain on the sales in 2021 and the goodwill impairment in 2020, operating income of $273.1 million increased 65.5% primarily from the realization of price actions taken to offset rising steel and other inflationary impacts. Additionally, higher volume of $26 million from recovering non-residential end markets offset manufacturing inefficiencies from steel constraints and higher SG&A costs. Included in operating income at December 31, 2021 is $1.8 million from UCC from the acquisition date.
Pro forma Adjusted EBITDA was $300.3 million or 18.0% of pro forma net sales, a 520 basis point improvement compared to the year ended December 31, 2020. Included in pro forma EBITDA at December 31, 2021 is $2.2 million from UCC from the acquisition date. As mentioned above, positive price mix net of inflation of approximately $147.6 million and higher volume of $26.3 million offset manufacturing inefficiencies of $14.7 million and higher SG&A costs of $13.6 million.
Unallocated Operating Loss

	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Statement of operations data:
SG&A expenses	$(180,817)	$(131,087)
Strategic development and acquisition related costs	(24,770)	(9,429)
Operating loss	$(205,587)	$(140,516)

Unallocated (Corporate expenses) operating losses include items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the year ended December 31, 2021 increased by $65.1 million or 46.3% compared to the year ended December 31, 2020. The change is primarily due to the increase in strategic development expenses as well as debt issuance costs and the return of near-term expenses such as variable compensation and professional services. Unallocated operating loss includes $29.0 million and $17.1 million of share-based compensation expense for the years ended December 31, 2021 and 2020, respectively.
LIQUIDITY AND CAPITAL RESOURCES
General
Our ongoing principal source of funds is cash generated from operations, supplemented by borrowings against our asset-based lending and revolving credit facility, as necessary. We typically invest our excess cash in various overnight investments that are issued or guaranteed by the U.S. federal government. Our cash, cash equivalents and restricted cash decreased from $680.5 million as of December 31, 2020 to $396.7 million as of December 31, 2021. The following table summarizes our consolidated cash flows for fiscal 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Net cash provided by (used in) operating activities	$(215,887)	$308,417
Net cash provided by (used in) investing activities	549,466	(120,123)
Net cash provided by (used in) financing activities	(617,249)	389,655
Effect of exchange rate changes on cash and cash equivalents	(150)	222
Net increase (decrease) in cash, cash equivalents and restricted cash	(283,820)	578,171
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$396,658	$680,478
Operating Activities
The Company used cash in operating activities during the year ended December 31, 2021 to invest in working capital items to support strong market demand.
The following table shows the impact of working capital items on cash during fiscal 2021 and 2020, respectively (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	$ Change
Net cash (used in) provided by:
Accounts receivable	$(156,066)	$(61,976)	$(94,090)
Inventories	(311,242)	7,927	(319,169)
Accounts payable	72,260	4,663	67,597
Net cash used in working capital items	$(395,048)	$(49,386)	$(345,662)

The use of cash for working capital between periods was driven by investments in net working capital to support the strong demand environment and increased inventory valuations from higher commodity costs and other inflationary aspects. See the Consolidated Statements of Cash Flows in the consolidated financial statements for additional information.
Investing Activities
Cash provided by investing activities was $549.5 million during fiscal 2021 compared to $120.1 million used during fiscal 2020. During fiscal 2021, we paid approximately $528.3 million (net of cash acquired) toward acquisitions, primarily for the acquisitions of UCC, Cascade Windows and Prime Windows; received proceeds of $1,187.3 million from the divestitures of our insulated metal panels and roll-up sheet doors businesses; received proceeds of $5.1 million from the sale of PP&E, and used $114.7 million for capital expenditures. During fiscal 2020, we paid approximately $41.8 million (net of cash acquired) for the acquisition of Kleary, used $81.9 million for capital expenditures, and received proceeds of $3.6 million from the sale of PP&E.
Financing Activities
Cash used in financing activities was $617.2 million in fiscal 2021 compared to $389.7 million provided by financing activities in fiscal 2020. During fiscal 2021, we increased our Current Term Loan Facility by $108.4 million, borrowed and then repaid $190.0 million on our Current ABL Facility, paid $670.8 million to redeem the 8.00% Senior Notes, and paid quarterly installments totaling $25.9 million on the Current Term Loan Facility.
During fiscal 2020, we issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029, borrowed $40.0 million on our Existing ABL Facility to finance the acquisition of Kleary, borrowed an additional $305.0 million on our Existing ABL Facility and repaid all outstanding ABL Facility balances at December 31, 2020, and borrowed and repaid $115.0 million on our Existing Cash Flow Revolver balances. Proceeds from the offering of the 6.125% Senior Notes were used to pay down the Existing ABL Facility and Existing Cash Flow Revolver balances. Additionally, during fiscal 2020, we paid quarterly installments totaling $25.6 million on our Term Loan Facility and used $6.4 million to repurchase shares of our outstanding common stock under our stock repurchase programs.
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
At December 31, 2021 and 2020, the CD&R Investor Group owned approximately 48.8% and 49.4%, respectively, of the outstanding shares of our Common Stock.
Debt
Below is a reconciliation of the Company's net debt (in thousands). Management considers net debt to be more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize cash and cash equivalents to reduce debt if needed.

	Year Ended
	December 31, 2021	December 31, 2020
Asset-based revolving credit facility due April 2026	$—	$—
Term loan facility due April 2028	2,580,500	2,497,967
Cash flow revolver due April 2026	—	—
8.00% senior notes due April 2026	—	645,000
6.125% senior notes due January 2029	500,000	500,000
Total Debt	3,080,500	3,642,967
Less: cash and cash equivalents	394,447	674,255
Net Debt	$2,686,053	$2,968,712
On April 15, 2021, the Company redeemed its $645 million aggregate principal amount of 8.00% Senior Notes using available cash from the balance sheet and net proceeds from its extended and upsized senior term loan facility. The Company successfully upsized and extended the maturity of its $2,492 million senior term loan facility due 2025 in the form of $2,600 million in Tranche B term loans due April 12, 2028. Additionally, the Company amended and refinanced its senior cash flow based and asset-based revolving credit facilities, extending the maturities to April 12, 2026.
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
For additional information, see Note 13 — Long-Term Debt and Note 14 — Derivatives in the notes to the consolidated financial statements.
Additional Liquidity Considerations
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. The following table summarizes key liquidity measures under the Current ABL Credit Agreement and the Current Cash Flow Credit Agreement in effect as of December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Asset-based revolving credit facility due April 2026	$611,000	$611,000
Eligible borrowing base	611,000	568,000
Less: Borrowings	—	—
Less: LCs outstanding and priority payables	45,000	40,000
Net ABL availability	566,000	528,000

Plus: Cash flow revolver due April 2026	115,000	115,000
Plus: cash and cash equivalents	394,447	674,255
Total Liquidity	$1,075,447	$1,317,255
On April 15, 2021, the Company redeemed its $645 million aggregate principal amount of 8.00% Senior Notes, as noted above, which reduced total liquidity. We expect that cash generated from operations and our availability under the ABL Credit Facility and Current Cash Flow Revolver will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2022 and expansion when needed.
Consistent with our growth strategy, we evaluate potential acquisitions that would provide additional synergies in our Windows, Siding and Commercial segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these segments. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
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
On December 3, 2021, the Company acquired Union Corrugating Company Holdings, Inc. (“UCC”). UCC provides metal roofing, roofing components and accessories from locations primarily in the Central and Eastern U.S. regions. This acquisition was funded with cash available on the balance sheet.
We also evaluate possible dispositions of assets or businesses when such assets or businesses are no longer core to our operations and do not fit into our long-term strategy. On August 9, 2021, the Company completed the sale of its insulated metal panels (“IMP”) business to Nucor Insulated Panel Group Inc. and certain of its subsidiaries (collectively, “Nucor”) in a cash transaction for $1 billion. The IMP transaction included products sold under the Metl-Span and CENTRIA brands. On August 18, 2021, the Company completed the sale of its roll-up sheet doors business to Janus International Group, Inc. (“Janus”) in a cash transaction for $169 million. The roll-up sheet doors transaction included products sold under the DBCI brand.

From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase program. On March 7, 2018, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding Common Stock. Under this repurchase program, we are authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During fiscal 2021, we did not repurchase shares under the stock repurchase program. As of December 31, 2021, approximately $49.1 million remained available for stock repurchases under the program. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of share-based compensation.
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
CONTINGENT LIABILITIES AND COMMITMENTS
Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development, including IBNR claims. For all insurance carriers, the total standby letters of credit are approximately $31.9 million and $27.2 million at December 31, 2021 and 2020, respectively.
CRITICAL ACCOUNTING ESTIMATES
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
The Company has approximately $1,358.1 million of goodwill as of December 31, 2021, of which approximately $541.2 million pertains to our Windows segment, $655.1 million pertains to our Siding segment, and $161.8 million pertains to our Commercial segment. We perform an annual impairment assessment of goodwill. Additionally, we assess goodwill for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of the reporting units. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends, such as the COVID-19 pandemic.
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
We completed our annual goodwill impairment test as of October 3, 2021 for each of our reporting units with goodwill. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the quantitative assessment for the goodwill impairment test for our reporting units within each of our operating segments as of October 3, 2021.
A summary of the key assumptions utilized in the goodwill impairment analysis at October 3, 2021, as it relates to the fair values and the sensitivities for these assumptions follows:

	As of October 3, 2021
	Windows	Siding	Engineered Building Systems	Metal Components
Assumptions:
Income Approach:
Terminal growth rate	3.5%	3.0%	3.0%	3.0%
Discount rate	17.5%	13.5%	17.5%	13.5%

Market approach:
Control premium	0.0%	0.0%	10.0%	10.0%

Sensitivities
(in thousands)
Estimated fair value change in the event of a 1% decrease in the terminal year growth	$58,698	$118,932	$26,843	$28,149
Estimated fair value change in the event of a 1% decrease in the discount rate	$124,389	$226,792	$50,247	$44,064
Estimated fair value change in the event of a 1% decrease in the control premium	n/a	n/a	$6,627	$4,402
Overall, we utilize the same key assumptions in preparing the prospective financial information utilized in the discounted cash flow test for the reporting units. However, each reporting unit is impacted differently by industry trends, how market factors are influencing the reporting units’ expected performance, competition, and other unique business factors as mentioned above.

(in thousands)	As of October 3, 2021
Estimated Windows reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$8,920
Estimated Siding reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$34,190
Estimated Engineered Building Systems reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$2,480
Estimated Metal Components reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$6,530
The Company’s annual goodwill impairment tests performed as of October 3, 2021 indicated no impairment. The Company’s estimate of the fair value of its Windows, Siding, Engineered Building Systems, and Metal Components reporting units exceeded their carrying values by approximately 19%, 41%, 444%, and 172%, respectively.
We provide no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase, or (3) the earnings, book values or projected earnings and cash flows of our reporting units will not decline. We will continue to analyze changes to these assumptions in future periods. We will continue to evaluate goodwill during future periods and future declines in the residential housing and remodel markets and nonresidential markets as well as economic conditions could result in future goodwill impairments.
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
As of December 31, 2021, the $41.7 million net operating loss carryforward included $20.8 million for U.S federal losses, $13.3 million for U.S. state losses and $7.6 million for foreign losses. The state net operating loss carryforwards began to expire in 2021, if unused, and the federal and foreign loss carryforwards will begin to expire in fiscal 2029, if unused. There are limitations on the utilization of certain net operating losses.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 — Accounting Pronouncements in the notes to the consolidated financial statements for information on recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Windows and Siding Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 55.3% for the fiscal year ended December 31, 2021 as compared to the fiscal year ended December 31, 2020.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended December 31, 2021, material costs (predominantly steel costs) constituted approximately 67% of our Commercial segment cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

With material costs (predominantly steel costs) accounting for approximately 67% of our Commercial segment's cost of sales for fiscal 2021, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $9.5 million for our fiscal year ended December 31, 2021. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
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
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of our raw materials, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At December 31, 2021, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,715.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either LIBOR or an alternative rate. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.8 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facility at December 31, 2021 and 2020 was approximately $2,570.8 million and $2,485.5 million, respectively, compared to the face value of $2,580.5 million and $2,498.0 million, respectively. In April 2021, we entered into cash flow interest rate swap hedge contracts for a total notional amount of $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At December 31, 2021, our cash flow hedge contracts had a fair value liability of $41.4 million with $28.3 million recorded as a non-current liability and $13.1 million recorded in accrued expenses on our consolidated balance sheet.
See Note 13 — Long-Term Debt and Note 14 — Derivatives in the notes to the consolidated financial statements for information on the material terms of our long-term debt and interest rate swaps.
Foreign Currency Exchange Rates
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income (loss) for fiscal 2021, 2020 and 2019 were $(3.1) million, $1.1 million and $1.2 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) was $6.6 million, $17.3 million and $3.2 million for fiscal 2021, 2020 and 2019, respectively.
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency remeasurement gains (losses) were $(0.6) million, $0.2 million and $0.9 million for fiscal 2021, 2020 and 2019.
We have entered into foreign currency forward contracts with a financial institution to hedge primarily inventory purchases in Canada. At December 31, 2021, we have a total notional amount of approximately $37.8 million hedged at fixed USD/CAD rates ranging from 1.2120 to 1.2726 with value dates through September 2022. In the future, we may enter into additional foreign currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the

Canadian dollar and/or the Mexican Peso. See Note 14 — Derivatives in the notes to the consolidated financial statements for information on our currency hedges.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
We excluded Union Corrugating Company Holdings, Inc. (“UCC”), Cascade Windows Inc. (“Cascade Windows”), and Prime Windows LLC (“Prime Windows”) from our assessment of internal control over financial reporting as of December 31, 2021 as they were acquired by us during 2021. The total assets and revenues excluded from our assessment of internal control over financial reporting collectively were 10.9% and 2.4%, respectively, as of and for the year ended December 31, 2021.
Grant Thornton LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cornerstone Building Brands, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Reports on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Union Corrugating Company Holdings, Inc., Cascade Windows Inc., and Prime Windows LLC, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 10.9% and 2.4% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, Union Corrugating Company Holdings, Inc., Cascade Windows Inc., and Prime Windows LLC were acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Union Corrugating Company Holdings, Inc., Cascade Windows Inc., and Prime Windows LLC.
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
/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cornerstone Building Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Warranty liability
As described in Notes 2 and 12 to the consolidated financial statements, within the Windows and Siding segment the Company sells a number of products with warranties that do not have to be separately purchased by the customer. The specific terms and conditions of these warranties vary depending on the product sold. As these products are sold, the Company establishes a warranty liability for the cost of estimated warranty claims. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. We identified the calculation of these warranty liabilities as a critical audit matter.
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
Raleigh, North Carolina
March 1, 2022

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Sales	$5,583,137	$4,617,369	$4,889,747
Cost of sales	4,384,062	3,567,049	3,801,328
Gross profit	1,199,075	1,050,320	1,088,419
Selling, general and administrative expenses	649,472	579,200	627,861
Intangible asset amortization	189,488	180,994	177,577
Restructuring and impairment charges, net	26,247	34,120	18,060
Strategic development and acquisition related costs	27,875	19,341	50,185
Gain on divestitures	(831,252)	—	—
Goodwill impairment	—	503,171	—
Income (loss) from operations	1,137,245	(266,506)	214,736
Interest income	205	1,364	674
Interest expense	(191,301)	(213,610)	(229,262)
Foreign exchange gain (loss)	(3,749)	1,068	2,054
Loss on extinguishment of debt	(42,234)	—	—
Other income, net	1,661	469	1,183
Income (loss) before income taxes	901,827	(477,215)	(10,615)
Provision for income taxes	235,968	5,563	4,775
Net income (loss)	$665,859	$(482,778)	$(15,390)
Net income allocated to participating securities	(7,815)	—	—
Net income (loss) applicable to common shares	$658,044	$(482,778)	$(15,390)

Income (loss) per common share:
Basic	$5.22	$(3.84)	$(0.12)
Diluted	$5.19	$(3.84)	$(0.12)

Weighted average number of common shares outstanding:
Basic	126,058	125,562	125,576
Diluted	126,795	125,562	125,576
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Comprehensive income (loss):
Net income (loss)	$665,859	$(482,778)	$(15,390)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses)	6,594	17,254	3,211
Unrealized gain (loss) on derivative instruments, net of income tax of $(12,063), $10,985, and $7,176, respectively	14,054	(35,281)	(22,812)
Unrecognized actuarial gains (losses) on pension obligation, net of income tax of $(3,195), $231, and $513, respectively	4,093	(1,092)	(1,984)
Amount reclassified from Accumulated other comprehensive income (loss) into earnings	21,164	—	—
Other comprehensive income (loss)	45,905	(19,119)	(21,585)
Comprehensive income (loss)	$711,764	$(501,897)	$(36,975)
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$394,447	$674,255
Restricted cash	2,211	6,223
Accounts receivable, net	685,316	554,649
Inventories, net	748,732	431,937
Income taxes receivable	14,514	39,379
Investments in debt and equity securities, at market	2,759	2,333
Prepaid expenses and other	135,701	77,751
Assets held for sale	3,400	4,644
Total current assets	1,987,080	1,791,171
Property, plant and equipment, net	612,295	631,821
Lease right-of-use assets	322,608	264,107
Goodwill	1,358,056	1,194,729
Intangible assets, net	1,524,635	1,584,604
Deferred income taxes	1,839	1,867
Other assets, net	20,947	10,191
Total assets	$5,827,460	$5,478,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,000	$25,600
Accounts payable	311,737	211,441
Accrued compensation and benefits	101,164	81,548
Accrued interest	19,775	25,485
Accrued income taxes	3,220	5,060
Current portion of lease liabilities	73,150	70,125
Other accrued expenses	320,389	247,893
Total current liabilities	855,435	667,152
Long-term debt	3,010,843	3,563,429
Deferred income taxes	252,173	269,792
Long-term lease liabilities	251,061	198,875
Other long-term liabilities	281,609	337,437
Total long-term liabilities	3,795,686	4,369,533
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 126,992,107 and 125,425,931 shares issued at December 31, 2021 and 2020, respectively; and 126,971,036 and 125,400,599 shares outstanding at December 31, 2021 and 2020, respectively	1,270	1,255
Additional paid-in capital	1,279,931	1,257,262
Accumulated deficit	(98,826)	(764,685)
Accumulated other comprehensive loss, net	(5,612)	(51,517)
Treasury stock, at cost; 21,071 and 25,332 shares at December 31, 2021 and 2020, respectively	(424)	(510)
Total stockholders’ equity	1,176,339	441,805
Total liabilities and stockholders’ equity	$5,827,460	$5,478,490
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$665,859	$(482,778)	$(15,390)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	292,901	284,602	263,764
Non-cash interest expense	28,722	9,589	8,504
Share-based compensation expense	29,003	17,056	14,078
Loss on extinguishment of debt	42,234	—	—
Non-cash fair value premium on purchased inventory	—	—	16,249
Goodwill impairment	—	503,171	—
Asset impairment	22,210	4,905	—
Gain on divestitures	(831,252)	—	—
Loss (gain) on asset sales, net	—	(1,252)	321
Provision for credit losses	3,604	5,390	2,035
Deferred income taxes	(59,510)	(4,319)	(6,085)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(156,066)	(61,976)	(38,242)
Inventories	(311,242)	7,927	91,822
Income taxes	24,865	14,146	(32,719)
Prepaid expenses and other	(56,768)	3,415	(10,279)
Accounts payable	72,260	4,663	(21,141)
Accrued expenses	36,944	8,276	(40,403)
Other, net	(19,651)	(4,398)	(2,906)
Net cash provided by (used in) operating activities	(215,887)	308,417	229,608
Cash flows from investing activities:
Acquisitions, net of cash acquired	(528,250)	(41,841)	(179,184)
Capital expenditures	(114,715)	(81,851)	(121,085)
Proceeds from divestitures, net of cash divested	1,187,307	—	—
Proceeds from sale of property, plant and equipment	5,124	3,569	5,511
Net cash provided by (used in) investing activities	549,466	(120,123)	(294,758)
Cash flows from financing activities:
Proceeds from ABL facility	190,000	345,000	290,000
Payments on ABL facility	(190,000)	(415,000)	(220,000)
Proceeds from cash flow revolver	—	115,000	—
Payments on cash flow revolver	—	(115,000)	—
Proceeds from term loan	108,438	—	—
Payments on term loan	(25,905)	(25,620)	(25,620)
Proceeds from senior notes	—	500,000	—
Payments on senior notes	(670,800)	—	—
Payments of financing costs	(13,187)	(6,731)	—
Purchases of treasury stock	—	(6,428)	—
Payments on tax receivable agreement	—	—	(24,906)
Payments on derivative financing obligations	(9,377)	—	—
Other	(6,418)	(1,566)	(1,934)
Net cash provided by (used in) financing activities	(617,249)	389,655	17,540
Effect of exchange rate changes on cash and cash equivalents	(150)	222	2,310
Net increase (decrease) in cash, cash equivalents and restricted cash	(283,820)	578,171	(45,300)
Cash, cash equivalents and restricted cash at beginning of period	680,478	102,307	147,607
Cash, cash equivalents and restricted cash at end of period	$396,658	$680,478	$102,307
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$178,330	$196,770	$240,063
Taxes paid (refunded), net (excluding tax receivable agreement payments)	$267,399	$(3,316)	$51,001
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2018	125,583,159	$1,256	$1,237,056	$(265,839)	$(10,813)	(110,899)	$(1,678)	$959,982
Treasury stock purchases	—	—	—	—	—	(256,857)	(1,934)	(1,934)
Retirement of treasury shares	(306,531)	(3)	(2,420)	—	—	306,531	2,423	—
Issuance of restricted stock	819,641	8	(8)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	13,731	—	167	—	—	—	—	167
Other comprehensive loss	—	—	—	—	(21,585)	—	—	(21,585)
Deferred compensation obligation	—	—	(86)	—	—	5,712	86	—
Share-based compensation	—	—	14,078	—	—	—	—	14,078
Net loss	—	—	—	(15,390)	—	—	—	(15,390)
Balance, December 31, 2019	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(1,298,253)	(7,994)	(7,994)
Retirement of treasury shares	(1,298,665)	(13)	(7,982)	—	—	1,298,665	7,995	—
Issuance of restricted stock	614,596	6	(6)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,119)	—	—	(19,119)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	17,056	—	—	—	—	17,056
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(482,778)	—	—	—	(482,778)
Balance, December 31, 2020	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(612,011)	(9,685)	(9,685)
Retirement of treasury shares	(612,011)	(6)	(9,679)	—	—	612,011	9,685	—
Issuance of restricted stock	1,861,991	18	(18)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	300,976	3	3,264	—	—	—	—	3,267
Other comprehensive loss	—	—	—	—	45,905	—	—	45,905
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	29,003	—	—	—	—	29,003
Net income	—	—	—	665,859	—	—	—	665,859
Balance, December 31, 2021	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
See accompanying notes to the consolidated financial statements.

TABLE OF CONTENTS

 CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, RECENT DEVELOPMENTS, AND BASIS OF PRESENTATION
Nature of Business
Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone,” “we,” “us” or “our”) is the largest manufacturer of external building products in North America. Headquartered in Cary, North Carolina, the Company serves residential and commercial customers across new construction and the repair and remodel markets. The Company reports results under three reportable segments: Windows, Siding, and Commercial.
Recent Developments
On February 13, 2022, funds affiliated with Clayton Dubilier & Rice, LLC (“CD&R”) submitted a non-binding proposal to acquire all of the Company’s outstanding shares of common stock that CD&R does not already own for a purchase price of $24.65 in cash per share (the “CD&R Offer”).
The CD&R Offer stated that any transaction would be subject to (i) approval by a special committee (“Special Committee”) of our independent directors; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of our common stock owned by stockholders not affiliated with CD&R.
The board of directors of the Company (the “Board”) previously formed a Special Committee to evaluate and consider any potential or actual proposal from CD&R and any other alternative proposals or other strategic alternatives that may be available to the Company.
The CD&R Offer provides that CD&R reserves the right to withdraw or modify the CD&R Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by us and CD&R. There can be no assurance that the transaction proposed by CD&R or any related transaction will be completed or as to the terms of any such potential transaction, including with respect to pricing or timing.
Basis of Presentation
Our consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, provisions for expected credit losses and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, general liability insurance, warranties and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Given the uncertain economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ materially from these estimates.
(b) Cash and Cash Equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, money market instruments, certificates of deposit and commercial paper. The Company’s policy allows it to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”) that invest exclusively in high quality money market instruments. As of December 31, 2021, the Company’s cash and cash equivalents were only invested in cash.

TABLE OF CONTENTS,
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$394,447	$674,255
Restricted cash(1)	2,211	6,223
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$396,658	$680,478
(1)Restricted cash primarily relates to escrow balances held for an outstanding earn-out agreement as of December 31, 2020 and working capital and other indemnification agreements in both periods presented.
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

TABLE OF CONTENTS,
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Ending balance, prior period	$13,313	$9,962	$10,270
Cumulative effect of accounting change(1)	—	678	—
Provision for expected credit losses	3,604	5,390	2,035
Amounts charged against allowance for credit losses, net of recoveries	(1,729)	(3,579)	(2,807)
Allowance for credit losses of acquired company at date of acquisition	269	862	464
Divestitures	(4,158)	—	—
Ending balance	$11,299	$13,313	$9,962
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
The components of inventory are as follows (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$485,642	$241,353
Work in process and finished goods	263,090	190,584
	$748,732	$431,937
The following table represents the rollforward of reserve for obsolete materials and supplies activity for the periods indicated (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$22,172	$18,712	$19,227
Provisions	5,155	8,015	3,207
Dispositions	(6,029)	(4,555)	(4,082)
Reserve of acquired company at date of acquisition	705	—	360
Divestitures	(722)	—	—
Ending balance	$21,281	$22,172	$18,712
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
In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less costs to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less costs to sell. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of real property assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. The total carrying value of assets held for sale is $3.4 million and

TABLE OF CONTENTS,
$4.6 million at December 31, 2021 and 2020, respectively. Assets held for sale at December 31, 2021 are actively marketed for sale or are under contract.
In addition to the divested businesses discussed in Note 5 — Divestitures, during fiscal 2021 and 2020, the Company completed the sale of certain real property and equipment that was previously classified as held for sale, resulting in net cash proceeds of approximately $5.1 million and $2.0 million, respectively, and a net loss that was immaterial for fiscal 2021 and a net gain of $1.4 million for fiscal 2020, which are included in restructuring and impairment charges, net, in the consolidated statement of operations. During fiscal 2020, the Company determined an alternative use for a facility in the Commercial segment that had previously been classified as held for sale and reclassified the net book value of $1.7 million to property, plant and equipment.
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
Depreciation expense for fiscal 2021, 2020 and 2019 was $103.0 million, $103.5 million, and $86.2 million, respectively.
Property, plant and equipment consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$24,812	$26,933
Buildings and improvements	253,637	279,113
Machinery and equipment	990,338	970,083
	1,268,787	1,276,129
Less: accumulated depreciation	(656,492)	(644,308)
Total property, plant and equipment, net	$612,295	$631,821
Estimated useful lives for depreciation are:

Buildings and improvements	15	–	39 years
Machinery and equipment	3	–	15 years
The Company capitalizes interest on capital invested in projects in accordance with Accounting Standards Codification (“ASC”) 835, Interest. For fiscal 2021, 2020 and 2019, the total amount of interest capitalized was $0.9 million, $1.1 million and $1.2 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.
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
(h) Goodwill and Other Intangible Assets. The Company reviews the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill as required by ASC 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. If the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

TABLE OF CONTENTS,
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
(i) Leases. The Company has leases for certain office, manufacturing, warehouse and distribution locations, and vehicles and equipment, including fleet vehicles. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of which are real estate agreements in which future increases in rent are based on an index. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company accounts for lease and non-lease components as a single lease component for all leases other than leases of durable tooling. The Company has elected to exclude leases with an initial term of 12 months or less from the consolidated balance sheets and recognizes related lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
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

TABLE OF CONTENTS,
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
The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Windows Net Sales Disaggregation:
Vinyl windows	$2,190,887	$1,763,565	$1,838,796
Aluminum windows	85,735	74,672	53,622
Other	45,655	51,388	38,029
Total	$2,322,277	$1,889,625	$1,930,447

Siding Net Sales Disaggregation:
Vinyl siding	$667,284	$523,724	$525,005
Metal	293,427	255,267	263,018
Injection molded	75,361	66,672	66,578
Stone	87,948	86,457	92,228
Other products & services(1)	240,060	209,826	164,578
Total	$1,364,080	$1,141,946	$1,111,407

Commercial Net Sales Disaggregation:
Metal building products(2)	$1,473,662	$1,107,733	$1,249,757
Insulated metal panels(3)	208,220	348,640	441,441
Metal coil coating	214,898	129,425	156,695
Total	$1,896,780	$1,585,798	$1,847,893

Total Net Sales:	$5,583,137	$4,617,369	$4,889,747
(1)Other products & services primarily consist of installation of stone veneer products.
(2)The Company’s roll-up sheet doors (“DBCI”) business is only included in the results of operations through August 17, 2021 as a result of divestiture. See Note 5 — Divestitures for more information. The net sales of UCC, which was acquired on December 3, 2021, are included from the date of acquisition. See Note 4 — Acquisitions for more information.
(3)The Company’s insulated metal panels (“IMP”) business is only included in the results of operations through August 8, 2021 as a result of divestiture. See Note 5 — Divestitures for more information.
(k) Deferred Financing Costs. Deferred financing costs generally comprising facility, agency, and certain legal fees associated with issuing new debt and debt restructuring, are amortized over the contractual term of the related agreement using the effective interest method. See Note 13 — Long-Term Debt.
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
(m) Warranty. The Company offers a number of warranties associated with the products it sells. The specific terms and conditions of these warranties vary depending on the product sold. The Company’s warranty liabilities are undiscounted and adjusted for inflation based on third party actuarial estimates. Factors that affect the Company’s warranty liabilities include

TABLE OF CONTENTS,
the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the Company periodically adjusts these provisions to reflect actual experience. Warranty costs are included within cost of goods sold. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. Separately, upon the sale of a weathertightness warranty in the Commercial segment, the Company records the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities on the consolidated balance sheets depending on when the revenues are expected to be recognized. See Note 12 — Warranty.
(n) Insurance. Group medical insurance is purchased through Blue Cross Blue Shield (“BCBS”). The plans include a Preferred Provider Organization Plan (“PPO”) and a Consumer Driven Health Plan (“CDHP”). These plans are managed-care plans utilizing networks to achieve discounts through negotiated rates with the providers within these networks. The claims incurred under these plans are self-funded for the first $500,000. The Company purchases individual stop loss reinsurance to limit the claims liability to $500,000 per covered individual per year. BCBS administers all claims, including claims processing, utilization review and network access charges.
Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability. The Company utilizes either deductibles or self-insurance retentions (“SIR”) to limit the exposure to catastrophic loss. The workers compensation insurance has a $1,000,000 per-occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $500,000 each. The general liability insurance has a $1,000,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed the Company’s per-occurrence or aggregate limits set forth in the Company’s respective policies. All claims are adjusted utilizing a third-party claims administrator and insurance carrier claims adjusters.
Each reporting period, the Company records the costs of its health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses on the consolidated statements of operations. The estimated IBNR claims are based upon (i) the level of paid claims under the plan over the prior 36 months, (ii) an estimated lag factor and (iii) an estimate of incurred and reported but not yet paid claims. The Company uses an actuary to determine the claims lag and estimated liability for IBNR claims.
For workers’ compensation costs, the Company monitors the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using independent third-party actuarial estimates of the expected cost for similar disabilities. For general liability and automobile claims, accruals are developed based on independent third-party actuarial estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. Each reporting period, the Company records the costs of our workers’ compensation, general liability and automobile claims, including paid claims, an estimate of the change in IBNR claims, taxes and administrative fees as general and administrative expenses on the consolidated statements of operations.
(o) Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $16.9 million, $15.1 million and $28.6 million in fiscal 2021, 2020 and 2019, respectively.
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
(q) Share-Based Compensation. Compensation expense is recorded for restricted stock awards under the fair value method. Compensation expense for performance stock units (“PSUs”) is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. See Note 9 — Share-Based Compensation.
(r) Foreign Currency Remeasurement and Translation. The functional currency for the Company’s Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial

TABLE OF CONTENTS,
statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency gains (losses) included in net income (loss) for fiscal 2021, 2020 and 2019 were $(3.1) million, $1.1 million and $1.2 million, respectively. Net foreign currency translation adjustments, net of tax, and included in other comprehensive income (loss) were $6.6 million, $17.3 million and $3.2 million for the fiscal 2021, 2020 and 2019, respectively.
The functional currency for the Company’s Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency remeasurement gains (losses) were $(0.6) million, $0.2 million and $0.9 million for fiscal 2021, 2020 and 2019, respectively.
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
(u) Acquisitions. The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. Various fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, discount rates and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. We believe these estimates are based upon reasonable assumptions; however, they are inherently uncertain and unpredictable, and actual results may differ. Estimates associated with the accounting for acquisitions may change during the measurement period, which may be up to one year from the acquisition date. As a result, material adjustments during the measurement period are reflected in the comparative consolidated financial statements in the period in which the adjustment amount is determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations. Newly acquired entities are included in our results from the date of their respective acquisitions. See Note 4 — Acquisitions.
3. ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of and simplifies U.S. GAAP for

TABLE OF CONTENTS,
other areas of Topic 740 by clarifying and amending existing guidance. Effective January 1, 2021, the Company adopted this guidance. The application of ASU 2019-12 did not have a material effect on the consolidated financial statements.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This creates an exception to the general recognition and measurement principles in ASC 805. The Company will be required to adopt this guidance in the annual and interim periods for the fiscal year ending December 31, 2023, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.
4. ACQUISITIONS
Union Corrugating Company Holdings, Inc.
On December 3, 2021, the Company completed its acquisition of 100% of the issued and outstanding common stock of Union Corrugating Company Holdings, Inc. (“UCC”) for a purchase price of $216.8 million, subject to customary adjustments that have not been finalized as of December 31, 2021. UCC is a leading provider of residential metal roofing, metal buildings, and roofing components. The addition of UCC advances our growth strategy by expanding our offering to customers in the high growth metal roofing market. This acquisition was funded through cash available on the balance sheet. The Company reports UCC results within the Commercial segment.

TABLE OF CONTENTS,
The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$19,594
Accounts receivable	20,821
Other receivables	16
Inventories	68,727
Prepaid expenses and other current assets	1,356
Property, plant and equipment	24,184
Lease right of use assets	37,964
Goodwill	140,342
Other assets	94
Total assets acquired	313,098
Liabilities assumed:
Accounts payable	32,732
Accrued expenses	22,427
Deferred income taxes	1,289
Current portion of lease liability	3,859
Other current liabilities	1,852
Non-current portion of lease liabilities	34,105
Total liabilities assumed	96,264
Net assets acquired	$216,834
The $140.3 million of preliminary goodwill was allocated to the Commercial segment. Goodwill from this acquisition is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
During the year ended December 31, 2021, UCC contributed net sales of $21.9 million and net income of $1.8 million, which have been included within the Company’s consolidated statements of operations. During the year ended December 31, 2021, the Company incurred $1.0 million of acquisition-related costs for UCC, all of which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
Due to the recent closing of the UCC transaction, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessment of the fair value of acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuations of accounts receivable, other receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, lease right of use assets, goodwill, intangible assets, other assets, accounts payable, accrued expenses, other current liabilities, other long-term liabilities, lease liabilities, and deferred income taxes.
Cascade Windows
On August 20, 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $239.5 million in cash and a working capital adjustment that has not been finalized as of December 31, 2021. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through cash available on the balance sheet. The Company reports Cascade Windows’ results within the Windows segment.

TABLE OF CONTENTS,
The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$2,838
Accounts receivable	17,398
Other receivables	409
Inventories	16,278
Prepaid expenses and other current assets	1,538
Property, plant and equipment	18,300
Lease right of use assets	21,849
Intangible assets (trade names/customer relationships)	137,660
Goodwill	110,816
Other assets	500
Total assets acquired	327,586
Liabilities assumed:
Accounts payable	17,680
Accrued expenses	7,488
Deferred income taxes	33,221
Current portion of lease liability	247
Other current liabilities	2,349
Non-current portion of lease liabilities	19,926
Other long-term liabilities	7,211
Total liabilities assumed	88,122
Net assets acquired	$239,464
The $110.8 million of preliminary goodwill was allocated to the Windows segment. Goodwill from this acquisition is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
During the year ended December 31, 2021, Cascade Windows contributed net sales of $57.4 million and a net loss of $6.2 million, which have been included within the Company’s consolidated statements of operations. During the year ended December 31, 2021, the Company incurred $1.9 million of acquisition-related costs for Cascade Windows, $1.2 million of which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The purchase price allocation for the acquisition of Cascade Windows remains subject to further adjustments, primarily associated with the finalization of the working capital adjustment, therefore the measurement period remained open as of December 31, 2021. The Company anticipates completing the acquisition accounting adjustments during the first half of fiscal 2022.
Prime Windows
On April 30, 2021, the Company acquired Prime Windows LLC (“Prime Windows”) for total consideration of $93.0 million, exclusive of a $2.0 million working capital adjustment that was finalized as of December 31, 2021. Prime Windows serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through borrowings under the Company’s existing credit facilities. Prime Windows’ results are reported within the Windows segment.

TABLE OF CONTENTS,
The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$997
Accounts receivable	5,500
Inventories	4,446
Prepaid expenses and other current assets	823
Property, plant and equipment	2,500
Lease right of use assets	2,787
Intangible assets (trade names/customer relationships)	51,600
Goodwill	33,148
Other assets	50
Total assets acquired	101,851
Liabilities assumed:
Accounts payable	1,676
Other accrued expenses	1,679
Lease liabilities	2,637
Other long-term liabilities	829
Total liabilities assumed	6,821
Net assets acquired	$95,030
The $33.1 million of goodwill was allocated to the Windows segment. Goodwill from this acquisition is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
During the year ended December 31, 2021, Prime Windows contributed net sales of $55.8 million and net income of $5.3 million, which have been included within the Company’s consolidated statements of operations. The Company incurred $1.0 million of acquisition-related costs for Prime Windows during the year ended December 31, 2021, $0.7 million of which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations.
The fair value of all assets acquired and liabilities assumed was finalized during the fourth quarter of 2021.
Kleary
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

TABLE OF CONTENTS,
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
The $12.5 million of goodwill was allocated to the Siding segment and will be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized. The fair value of all assets acquired and liabilities assumed was finalized during the first quarter of 2021.
During the year ended December 31, 2020, the Company incurred $10.2 million of acquisition-related costs for Kleary, primarily consisting of a contingent earnout, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations. Strategic development and acquisition related costs for the year ended December 31, 2021 included a reduction of $4.2 million to the previously estimated accrual to reflect the final contingent earnout for the Kleary acquisition at approximately $5.4 million, which was paid as of October 2, 2021.
Environmental Stoneworks
On January 12, 2019, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Environmental Materials, LLC, a Delaware limited liability company (“Environmental Stoneworks”), the Members of Environmental Materials, LLC (the “Sellers”) and Charles P. Gallagher and Wayne C. Kocourek, solely in their capacity as the Seller Representative (as defined in the Purchase Agreement), pursuant to which, on February 20, 2019, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc., purchased from the Sellers 100% of the outstanding limited liability company interests of Environmental Stoneworks for total consideration of $182.6 million, subject to certain post-closing adjustments. The transaction was financed through borrowings under the Company’s asset-based revolving credit facility. Environmental Stoneworks’ results are reported within the Siding segment.

TABLE OF CONTENTS,
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
Unaudited Pro Forma Financial Information
The following table provides unaudited supplemental pro forma results for the Company for the years ended December 31, 2021, 2020 and 2019 as if the UCC, Cascade Windows, Prime Windows, Kleary and Environmental Stoneworks acquisitions had occurred on January 1, 2019 (in thousands except for per share data):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net sales	$5,977,230	$5,056,390	$5,387,135
Net income (loss) applicable to common shares	663,273	(480,289)	26,688
Net income (loss) per common share:
Basic	$5.26	$(3.83)	$0.21
Diluted	$5.23	$(3.83)	$0.21
The unaudited supplemental pro forma financial information was prepared based on the historical information of the Company, UCC, Cascade Windows, Prime Windows, Kleary and Environmental Stoneworks. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the UCC, Cascade Windows, Prime Windows, Kleary and Environmental Stoneworks acquisitions occurred on January 1, 2019 or of future results.

TABLE OF CONTENTS,
5. DIVESTITURES
On August 9, 2021, the Company completed the sale of its IMP business for cash proceeds of $1.0 billion. On August 18, 2021, the Company completed the sale of its DBCI business for cash proceeds of $168.9 million. The IMP and DBCI businesses were within the Company’s Commercial segment. For the year ended December 31, 2021, the Company recognized a pre-tax gain of $679.8 million for the IMP divestiture and $151.5 million for the DBCI divestiture, which are included in gain on divestitures in the consolidated statements of operations. As part of the consideration received for the sale of the IMP business, we entered into a short-term agreement with the purchaser to supply steel for the IMP business. We recognized approximately $15.5 million in net sales under the supply agreement, which ended in December 2021. For the year ended December 31, 2021, the Company incurred $21.3 million of divestiture-related costs, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations. The divested businesses did not represent strategic shifts that have a major effect on our operations and financial results, so they were not presented as discontinued operations.
6. RESTRUCTURING AND IMPAIRMENT
The Company has various initiatives and programs in place within its business units to reduce SG&A, manufacturing costs and to optimize the Company’s combined manufacturing footprint. During the year ended December 31, 2021, the Company incurred restructuring charges of $1.3 million, $14.2 million and $10.1 million in the Windows, Siding and Commercial segments, respectively, and $0.6 million in corporate restructuring charges. Restructuring charges incurred to date since the current restructuring initiatives began in 2019 are $78.6 million. The following table summarizes the costs related to those restructuring initiatives and programs for periods indicated (in thousands):

	Year Ended	Cost Incurred To Date (since inception)
	December 31, 2021
Severance	$3,696	$39,927
Asset impairments	22,210	30,078
Gain on sale of facilities, net	—	(1,298)
Other restructuring costs	341	9,877
Total restructuring costs	$26,247	$78,584
For the year ended December 31, 2021, total restructuring costs are recorded within restructuring and impairment costs in the consolidated statement of operations. The asset impairments of $22.2 million for the year ended December 31, 2021 included right-of-use lease assets in the Windows segment of $0.3 million; certain product line assets in the Siding segment for which the fair value of the assets was below their carrying amounts by $14.0 million; assets in the Commercial segment that were recorded at fair value less cost to sell, which was less than the assets’ carrying amount by $6.4 million; and the write-off of previously capitalized software development costs in the Commercial segment of $1.5 million.
The following table summarizes our severance liability, included within other accrued expenses on the consolidated balance sheets, and cash payments made pursuant to the restructuring plans from inception through December 31, 2021 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	4,294	2,705	16,561	3,013	26,573
Cash payments	(4,406)	(2,352)	(14,570)	(4,346)	(25,674)
Balance, December 31, 2020	$306	$835	$1,991	$430	$3,562
Costs incurred	971	264	2,004	457	3,696
Cash payments	(1,262)	(904)	(2,473)	(587)	(5,226)
Balance, December 31, 2021	$15	$195	$1,522	$300	$2,032
We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months and we may incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith

TABLE OF CONTENTS,
determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2019	$714,023	$807,280	$148,291	$1,669,594
Goodwill recognized from acquisition	—	12,539	—	12,539
Impairment	(320,990)	(176,774)	(5,407)	(503,171)
Currency translation	3,991	10,000	—	13,991
Purchase accounting adjustments from prior year acquisitions	—	1,776	—	1,776
Balance, December 31, 2020	$397,024	$654,821	$142,884	$1,194,729
Goodwill recognized from acquisitions	143,964	122	140,342	284,428
Divestiture	—	—	(121,464)	(121,464)
Currency translation	208	155	—	363
Balance, December 31, 2021	$541,196	$655,098	$161,762	$1,358,056
As a result of the decline in the Company’s market valuation and near-term economic uncertainties related to the COVID-19 pandemic, during the first quarter of fiscal 2020, the Company determined that an interim goodwill impairment test was necessary. The Company determined that deterioration in discount rates and market multiples during the three months ended April 4, 2020 from the COVID-19 pandemic driven economic uncertainty when combined with lower forecasted discounted cash flows, decreased the fair values of the Company’s reporting units. The Company performed an impairment evaluation by comparing the fair market value of its reporting units, as determined using an equally weighted discounted cash flow model and a market approach, to its carrying value. It was determined that the Siding, Windows and Metal Coil Coating reporting units' carrying value each exceeded their fair value. As a result of this analysis, the Company recorded a goodwill impairment charge of approximately $321.0 million for the Windows reporting unit, $176.8 million for the Siding reporting unit, and $5.4 million for the Metal Coil Coating reporting unit (which is within the Commercial segment). This non-cash charge did not affect the Company’s cash position, liquidity or debt covenant compliance, nor did it have any impact on future operations.
In addition to interim impairment tests under ASC 350, Intangibles — Goodwill and Other, the Company evaluated its property and equipment and intangible assets for impairment during the first quarter of fiscal 2020 in accordance with ASC 360, Property, Plant and Equipment. This analysis was triggered by a decrease in projected cash flows due to the depressed construction market. The impairment test results did not indicate that an impairment existed other than the $3.1 million included in restructuring and impairment charges, net, in the Company’s consolidated statement of operations for the three months ended April 4, 2020.
The Company performed its annual impairment assessment of goodwill during the fourth quarter of fiscal 2021 and 2020. The Company performed the annual impairment testing on each of its reporting units that had goodwill balances. The fair value of the Company’s reporting units is based on a blend of estimated discounted cash flows and a market approach. The results from each of these models are then weighted and combined into a single estimate of fair value for the Company’s reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of the reporting units, weighted average cost of capital, working capital and capital expenditure requirements.
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

TABLE OF CONTENTS,
The table that follows presents the major components of intangible assets as of December 31, 2021 and 2020 (in thousands). Intangible assets that are fully amortized are removed from the disclosures.

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2021
Amortized intangible assets:
Trademarks/Trade names/other	3	–	15	7	$241,727	$(76,574)	$165,153
Customer lists and relationships	7	–	20	9	1,845,511	(486,029)	1,359,482
Total intangible assets				8	$2,087,238	$(562,603)	$1,524,635

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2020
Amortized intangible assets:
Trademarks/Trade names	5	–	15	8	$248,155	$(51,722)	$196,433
Customer lists and relationships	7	–	20	9	1,758,611	(370,440)	1,388,171
Total intangible assets				9	$2,006,766	$(422,162)	$1,584,604
Intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. Amortization expense of intangibles was $189.5 million, $181.0 million and $177.6 million in fiscal 2021, 2020 and 2019, respectively. The Company expects to recognize amortization expense over the next five fiscal years as follows (in thousands):

2022	$196,157
2023	196,144
2024	195,487
2025	195,304
2026	195,120
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company evaluates the remaining useful life of intangible assets on an annual basis. The Company reviews finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with ASC 360, Property, Plant and Equipment.

TABLE OF CONTENTS,
8. LEASES
Weighted average information about the Company’s lease portfolio as of December 31, 2021 was as follows:

Weighted-average remaining lease term	6.9 years
Weighted-average IBR	5.74%
Operating lease costs were as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Operating lease costs
Fixed lease costs	$107,938	$113,760
Variable lease costs(1)	102,646	70,795

(1) Includes short-term lease costs, which are immaterial.
Cash and non-cash activities were as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$91,024	$99,076

Right-of-use assets obtained in exchange for new operating lease liabilities	$88,826	$19,785
Future minimum lease payments under non-cancelable leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$89,202
2023	65,893
2024	52,382
2025	43,976
2026	36,016
Thereafter	108,542
Total future minimum lease payments	396,011
Less: interest	71,800
Present value of future minimum lease payments	$324,211

As of December 31, 2021
Current portion of lease liabilities	$73,150
Long-term portion of lease liabilities	251,061
Total	$324,211

9. SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “2003 Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards (“RSUs”) and long-term incentive awards with performance conditions (“performance share units” or “PSUs”). Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger (as defined herein) with Ply Gem Parent, LLC (“Ply Gem”) , on November 16, 2018, awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, RSUs, and PSUs. A portion of the Founders Awards was not granted under the 2003 Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan. These Founders Awards were subject to award agreements with the same terms and provisions as awards of the same type granted under the 2003 Incentive Plan.

TABLE OF CONTENTS,
As of December 31, 2021, and for all periods presented, the Founders Awards and our share-based awards granted under the 2003 Incentive Plan have consisted of RSUs, PSUs and stock options, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment through the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. As a general rule, stock option awards expire on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve.
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
A total of approximately 6,594,000 and 8,497,000 shares were available at December 31, 2021 and 2020, respectively, under the 2003 Incentive Plan for further grants of awards.
Vesting of the PSUs granted as part of the Founders Awards was contingent upon the achievement of synergies captured from the Merger and continued employment. Based on achieved synergies during the period comprising the two fiscal years ended December 31, 2020, the Founders Awards vested at 200% of target amounts in November 2021. Vesting of the PSUs granted under the 2003 Incentive Plan during the years ended December 31, 2021 and 2020 are contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total stockholders return. The grant-date fair values of the PSUs granted during the years ended December 31, 2021 and 2020 were determined by Monte Carlo simulations.
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
During fiscal 2021, 2020 and 2019, we granted 815,258, 1,120,644 and 359,873 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2021, 2020 and 2019 was $7.38, $2.13 and $1.97, respectively.
The assumptions for the option awards granted in fiscal 2021, 2020 and 2019 were as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Volatility rate	49.03%	47.52%	39.87%
Expected term (in years)	6.00	6.00	6.50
Risk-free interest rate	1.02%	0.48%	1.73%

TABLE OF CONTENTS,
The following is a summary of stock option transactions during fiscal 2021, 2020 and 2019 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, December 31, 2018	3,297	12.08
Granted	360	4.67
Forfeited	(713)	12.16
Cancelled	(96)	9.17
Balance, December 31, 2019	2,848	11.22
Granted	1,121	4.86
Forfeited	(539)	11.26
Cancelled	(215)	11.85
Balance, December 31, 2020	3,215	8.95
Granted	815	15.01
Exercised	(301)	10.85
Forfeited	(647)	9.17
Cancelled	(37)	10.37
Balance, December 31, 2021	3,045	$10.28	7.8	$21,817
Exercisable at December 31, 2021	1,235	$9.23	7.0	$10,136
The following summarizes additional information concerning outstanding options at December 31, 2021 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
1,119	8.0 years	$4.91
1,926	7.8 years	13.40
3,045	7.8 years	$10.28
The following summarizes additional information concerning options exercisable at December 31, 2021 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
507	7.8 years	$4.83
728	6.5 years	12.30
1,235	7.0 years	$9.23
There were 300,976 options exercised during fiscal 2021 and cash received from the option exercises was $3.3 million. The total intrinsic value of options exercised in fiscal 2021 was $1.5 million. The tax benefit realized for the tax deductions from options exercised totaled $0.6 million for fiscal 2021. No options were exercised during fiscal 2020 and 2019.
Restricted stock and performance awards
During fiscal 2021, 2020 and 2019, we granted time-based RSUs with a fair value of $18.7 million, $7.0 million and $3.3 million, respectively.
During the fiscal 2021, 2020 and 2019, we granted PSUs with fair values of approximately $28.0 million, $5.6 million and $0.4 million, respectively, to certain executives.

TABLE OF CONTENTS,
Restricted stock and performance award transactions during fiscal 2021, 2020 and 2019 were as follows (in thousands, except weighted average grant prices):

	Restricted Stock and Performance Awards
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price
Balance, December 31, 2018	2,245	$12.57	1,037	$14.63
Granted	703	5.40	76	4.67
Vested	(586)	12.42	(234)	16.30
Forfeited	(543)	11.00	(168)	13.09
Balance, December 31, 2019	1,819	$10.32	711	$13.38
Granted	1,399	5.04	1,068	5.25
Vested	(422)	11.77	(192)	19.65
Forfeited	(442)	9.76	(212)	8.49
Balance, December 31, 2020	2,354	$7.02	1,375	$6.93
Granted	1,248	14.97	1,525	24.48
Vested	(1,099)	6.23	(763)	10.67
Forfeited	(511)	9.64	(698)	11.38
Balance, December 31, 2021	1,992	$11.76	1,439	$17.73
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
Share-based compensation expense recognized during fiscal 2021, 2020 and 2019 was $29.0 million, $17.1 million and $14.1 million, respectively. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $7.5 million, $4.4 million and $3.7 million in fiscal 2021, 2020 and 2019, respectively. Included in the share-based compensation expense during fiscal 2021 were accelerated awards of $1.0 million due to the retirement of the Company’s former CEO and modification of certain awards that included fully vesting certain restricted stock unit awards that would otherwise be forfeited at retirement, extending the post-retirement exercise period for stock options vesting at the retirement date, and allowing continued vesting of certain performance unit award that would otherwise be forfeited at the retirement date. As of December 31, 2021, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets.
Unrecognized share-based compensation expense and weighted average period over which expense attributable to unvested awards will be recognized are as follows (in millions, except weighted average remaining years):

	Year Ended December 31, 2021
	Unrecognized Share-Based Compensation Expense	Weighted Average Remaining Years
Stock options	$7.8	2.1
Time-based restricted stock	16.8	2.1
Performance-based restricted stock	19.7	1.6
Total unrecognized share-based compensation expense	$44.3

TABLE OF CONTENTS,
10. EARNINGS PER COMMON SHARE
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

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Numerator for Basic and Diluted Earnings Per Common Share:
Net income (loss) applicable to common shares	$658,044	$(482,778)	$(15,390)
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	126,058	125,562	125,576
Common stock equivalents:
Employee stock options	737	—	—
Weighted average diluted number of common shares outstanding	126,795	125,562	125,576

Basic earnings (loss) per common share	$5.22	$(3.84)	$(0.12)
Diluted earnings (loss) per common share	$5.19	$(3.84)	$(0.12)

Incentive Plan securities excluded from dilution(1)	275	2,559	4,480
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
11. OTHER ACCRUED EXPENSES
Other accrued expenses are comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Sales and marketing	$99,845	$69,236
Accrued warranty obligation and deferred warranty revenue	30,181	26,094
Other accrued expenses	190,363	152,563
Total other accrued expenses	$320,389	$247,893

TABLE OF CONTENTS,
12. WARRANTY
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Beginning balance	$216,230	$216,173
Acquisitions	10,518	109
Warranties sold	1,986	2,677
Revenue recognized	(2,650)	(2,746)
Expense	26,129	28,566
Settlements	(31,612)	(28,549)
Divestiture	(2,245)	—
Ending balance	218,356	216,230
Less: current portion	30,181	26,094
Total warranty, less current portion	$188,175	$190,136
The current portion of the warranty liabilities is recorded within other accrued expenses and the long-term portion of the warranty liabilities is recorded within other long-term liabilities on the Company’s consolidated balance sheets.
13. LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Term loan facility due April 2028	$2,580,500	$2,497,967
8.00% senior notes due April 2026	—	645,000
6.125% senior notes due January 2029	500,000	500,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(43,657)	(53,938)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,036,843	3,589,029
Less: current portion of long-term debt	26,000	25,600
Total long-term debt, less current portion	$3,010,843	$3,563,429
(1)Includes the unamortized discounts and unamortized deferred financing costs associated with the term loan facility, the 8.00% senior notes due April 2026 (included in the December 31, 2020 balance only as the notes were redeemed in full in April 2021), and the 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based and revolving credit facilities of $1.3 million and $1.7 million as of December 31, 2021 and 2020, respectively, are classified in other assets on the consolidated balance sheets.
The scheduled maturity of our debt is as follows (in thousands):

2022	$26,000
2023	26,000
2024	26,000
2025	26,000
2026 and thereafter	2,976,500
$3,080,500
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

TABLE OF CONTENTS,
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
On April 15, 2021, the Company entered into a Second Amendment to the Current Cash Flow Credit Agreement (the “Second Amendment"), among the Company, the several banks and other financial institutions party thereto (the "Cash Flow Lenders") and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), which amended the Current Cash Flow Credit Agreement to, among other things:
•Terminate $92.0 million of commitments by Cash Flow Lenders under the Company’s cash flow-based revolving credit facility of up to $115.0 million, maturing on April 12, 2023 (the “Existing Cash Flow Revolver”; and
•Replace such commitments with $92.0 million of extended cash flow-based revolving commitments, maturing on April 12, 2026 (the “Extended Cash Flow Revolver” and together with the Existing Cash Flow Revolver, the “Current Cash Flow Revolver”).
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
The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum. At December 31, 2021, the interest rates on the Current Term Loan Facility were as follows:

December 31, 2021
Interest rate	3.75%
Effective interest rate	4.02%
The Company entered into certain interest rate swap agreements in 2019 and 2021 to effectively convert a portion of its variable rate debt to fixed. See Note 14 — Derivatives.
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

TABLE OF CONTENTS,
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
ABL Facility due April 2026
On April 12, 2018, Ply Gem Midco entered into an ABL Credit Agreement (the “Current ABL Credit Agreement”), which provides for an asset-based revolving credit facility (the “Existing ABL Facility”) of up to $360.0 million, consisting of (i) $285.0 million available to U.S. borrowers (subject to U.S. borrowing base availability) (the “ABL U.S. Facility”) and (ii) $75.0 million available to both U.S. borrowers and Canadian borrowers (subject to U.S. borrowing base and Canadian borrowing base availability) (the “ABL Canadian Facility”). The Company and, at their option, certain of their subsidiaries are the borrowers under the Existing ABL Facility.
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

TABLE OF CONTENTS,
Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of December 31, 2021, the Company had the following in relation to the Current ABL Facility (in thousands):

December 31, 2021
Excess availability	$565,576
Revolving loans outstanding	0
Letters of credit outstanding	40,257
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
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021. The effective interest rate for the 6.125% Senior Notes was 6.33% as of December 31, 2021, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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

TABLE OF CONTENTS,
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
Redemption of 8.00% Senior Notes
On April 15, 2021, the Company redeemed the outstanding $645.0 million aggregate principal amount of the 8.00% Senior Notes due April 2026 (the “8.00% Senior Notes”) for $670.8 million using cash on hand and proceeds from the Incremental Tranche B Term Loans. The redemption resulted in a pre-tax loss on extinguishment of debt of $41.9 million during the year ended December 31, 2021, comprising a make-whole premium of $25.8 million and a write-off of $16.1 million in unamortized deferred financing costs.
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of December 31, 2021, the Company was in compliance with all covenants that were in effect on such date.
14. DERIVATIVES
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
In May 2019, the Company entered into four-year interest rate swaps to mitigate variability in forecasted interest payments on $1,500.0 million of the Company’s Current Term Loan Facility. The interest rate swaps effectively converted a portion of the floating rate interest payment into a fixed rate interest payment. Three interest rate swaps each covered a notional amount of $500.0 million. The Company designated the interest rate swaps as qualifying hedging instruments and accounted for these derivatives as cash flow hedges.
As discussed in Note 13 — Long-Term Debt, the Company refinanced its Term Loan Facility. Contemporaneously with the refinancing on April 15, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) we de-designated all existing interest rate swaps as cash flow hedges; (ii) we terminated two existing interest rate swaps with a notional value of $500.0 million each; (iii) we entered into two receive-fixed interest rate swaps with a notional amount of $250.0 million each, which are designed to offset the terms of an existing, active interest rate swap with a notional amount of $500.0 million; and (iv) we entered into two pay-fixed interest rate swaps with a notional amount of $750 million each, effectively blending the liability position of our existing interest rate swap agreements into the new swaps and extending the term of our hedged position to April 2026.
The amount remaining in accumulated other comprehensive loss for the de-designated and terminated swaps as of December 31, 2021 was approximately $44.7 million and is being amortized as an increase to interest expense over the effective period of the original swap agreements.

TABLE OF CONTENTS,
The new receive-fixed interest rate swaps remain undesignated to economically offset the now undesignated existing, active swap. The new receive-fixed and the existing, active swaps mature on July 12, 2023. Cash settlements related to these receive-fixed interest rate swaps are classified as operating activities in the consolidated statements of cash flows.
The new pay-fixed interest rate swaps also qualify as hybrid instruments in accordance with ASC 815, Derivatives and Hedging, consisting of a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The financing component is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value. The new swaps are indexed to one-month LIBOR and are net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.0369% and 2.0340%, respectively, and the variable rate based upon one-month LIBOR (subject to a floor of 0.5%) as applied to the notional amount of the swaps. In connection with the transactions discussed above, no cash was exchanged between the Company and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. The cash flows related to the portion treated as a financing component are classified as financing activities while the cash flows related to the portion treated as an at-market derivative are classified as operating activities in the consolidated statements of cash flows.
The key terms of interest rate swaps are as follows (amounts in thousands):

		December 31, 2021		December 31, 2020
Effective Date	Fixed Rate Paid (Received)	Notional Amount	Status	Notional Amount	Status	Maturity Date
Entered into May 2019:
July 12, 2019	2.1570%	$—	Terminated	$500,000	Active	July 12, 2023
July 12, 2019	2.1560%	—	Terminated	500,000	Active	July 12, 2023
July 12, 2019	2.1680%	500,000	Active	500,000	Active	July 12, 2023

Entered into April 2021:
April 15, 2021	2.0369%	750,000	Active			April 15, 2026
April 15, 2021	2.0340%	750,000	Active			April 15, 2026
April 15, 2021	(2.1680)%	(250,000)	Active			July 12, 2023
April 15, 2021	(2.1680)%	(250,000)	Active			July 12, 2023
		$1,500,000		$1,500,000
The embedded at-market derivative portion of our interest rate swap agreements is recognized at fair value on the consolidated balance sheets. It is valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.
Foreign Currency Forward Contracts
In December 2020 and during 2021, the Company entered into forward contracts to hedge a portion of its non-functional currency inventory purchases. These forward contracts were established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar. The forward contracts are highly correlated to the changes in the U.S. dollar relative to the Canadian dollar. All of the Company’s foreign currency forward contracts are initially designated as qualifying hedging instruments and are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. Unrealized gains and losses on these contracts are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.
During the year ended December 31, 2021, the Company realized a loss of approximately $1.1 million within cost of goods sold in the consolidated statements of operations based on the foreign currency forward contracts described above. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows

TABLE OF CONTENTS,
of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings. As of December 31, 2021, the Company had a hedge asset of approximately $0.7 million and a gain of approximately $0.8 million in accumulated other comprehensive loss on the consolidated balance sheets. No hedge liability or asset or deferred gain or loss in accumulated other comprehensive loss existed as of December 31, 2020 related to the forward contracts.
Fair Values of Derivatives on the Consolidated Balance Sheets
The fair values of our derivatives and their presentation on the consolidated balance sheets as of December 31, 2021 and 2020 were as follows (in thousands):

		December 31, 2021		December 31, 2020
		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Other assets(1)	$11,543	$—	$—	$—
	Other long-term liabilities(2)	—	11,543	—	—
Total		$11,543	$11,543	$—	$—

Derivatives designated as hedging instruments	Financial statement line item
Interest rate swaps	Other accrued expenses(3)	$—	$13,127	$—	$—
	Other long-term liabilities(3)	—	28,279	—	75,770
Foreign currency forward contracts	Prepaid expenses and other	728	—	—	—
Total		$728	$41,406	$—	$75,770
(1)The balance as of December 31, 2021 is related to receive-fixed interest rate swaps for which the fair value option has been elected.
(2)The balance as of December 31, 2021 is related to a pay-fixed May 2019 active interest rate swap which has been de-designated as a cash flow hedge.
(3)The balances as of December 31, 2021 include the financing component of the pay-fixed interest rate swaps.
Effect of Derivatives on the Consolidated Statements of Operations
The effect of our derivatives and their presentation on the consolidated statements of operations for the years ended December 31, 2021 and 2020 were as follows (in thousands):

		Year Ended
		December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Interest expense(1)	$21,164	$—
Foreign currency forward contracts	Cost of sales	1,083	—

Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	15,998	24,198
		$38,245	$24,198
(1)For the year ended December 31, 2021, the entire balance related to the reclassification from accumulated other comprehensive loss to interest expense is due to de-designation from hedge accounting of all May 2019 interest rate swaps.
15. CD&R INVESTOR GROUP
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

TABLE OF CONTENTS,
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
On July 18, 2016, the Company entered into an agreement with the CD&R Fund VIII Investor Group to repurchase approximately 2.9 million shares of our Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Fund VIII Investor Group in the underwritten offering (the “2016 Stock Repurchase”). The 2016 Stock Repurchase, which was completed concurrently with the 2016 Secondary Offering, represented a private, non-underwritten transaction between the Company and the CD&R Fund VIII Investor Group that was approved and recommended by the Affiliate Transactions Committee of our Board of Directors. See Note 20 — Stock Repurchase Program.
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

TABLE OF CONTENTS,
At December 31, 2021 and 2020, the CD&R Investor Group owned approximately 48.8% and 49.4%, respectively, of the outstanding shares of the Company’s Common Stock.
16. RELATED PARTIES
Pursuant to the Investment Agreement and the New Stockholders Agreement, the CD&R Investor Group had the right to designate a number of directors to the Company’s Board of Directors that was equivalent to the CD&R VIII Investor Group’s percentage interest in the Company. Among other directors appointed by the CD&R Investor Group, our Board of Directors appointed John Krenicki, Nathan K. Sleeper and Jonathan L. Zrebiec to the Board of Directors. Messrs. Krenicki, Sleeper and Zrebiec are partners of Clayton, Dubilier & Rice, LLC, (“CD&R, LLC”), an affiliate of the CD&R Investor Group.
As a result of their respective positions with CD&R, LLC and its affiliates, one or more of Messrs. Krenicki, Sleeper and Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment and the Merger.
17. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of December 31, 2021 and 2020 because of the relatively short maturities of these instruments. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At December 31, 2021, there were no borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan facility	$2,580,500	$2,570,823	$2,497,967	$2,485,477
8.00% Senior Notes	—	—	645,000	674,025
6.125% Senior Notes	500,000	531,900	500,000	530,000
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of December 31, 2021 and 2020.
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
Interest rate swaps: Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based LIBOR yield curves. These interest rate swaps are classified within Level 2 of the fair value

TABLE OF CONTENTS,
hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Foreign currency forward contracts: The fair value of the foreign currency forward contracts are classified within Level 2 of the fair value hierarchy because they are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs.
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$24	$—	$—	$24
Mutual funds – Growth	557	—	—	557
Mutual funds – Blend	1,560	—	—	1,560
Mutual funds – Foreign blend	467	—	—	467
Mutual funds – Fixed income	—	151	—	151
Total short-term investments in deferred compensation plan(2)	2,608	151	—	2,759
Foreign currency forward contracts	—	728	—	728
Interest rate swap assets(3)	—	11,543	—	11,543
Total assets	$2,608	$12,422	$—	$15,030

Liabilities:
Deferred compensation plan liability(2)	$—	$2,759	$—	$2,759
Interest rate swap liabilities(4)	—	52,949	—	52,949
Total liabilities	$—	$55,708	$—	$55,708

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$349	$—	$—	$349
Mutual funds – Growth	487	—	—	487
Mutual funds – Blend	1,006	—	—	1,006
Mutual funds – Foreign blend	338	—	—	338
Mutual funds – Fixed income	—	153	—	153
Total short-term investments in deferred compensation plan(2)	2,180	153	—	2,333
Total assets	$2,180	$153	$—	$2,333

Liabilities:
Deferred compensation plan liability(2)	$—	$2,339	$—	$2,339
Interest rate swap liabilities	—	75,770	—	75,770
Total liabilities	$—	$78,109	$—	$78,109
(1)Unrealized holding gains (losses) were $0.2 million and $(0.5) million for the years ended December 31, 2021 and 2020, respectively.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.
(3)The interest rate swap assets relate to receive-fixed interest rate swaps for which the fair value option has been elected.

TABLE OF CONTENTS,
(4)The balance as of December 31, 2021 includes $41.4 million related to the financing component of pay-fixed interest rate swaps and $11.5 million related to pay-fixed May 2019 active interest rate swaps which have been de-designated as cash flow hedges.
18. INCOME TAXES
Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes.

TABLE OF CONTENTS,
The following is a summary of the components of income (loss) before provision (benefit) for income taxes (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Domestic	$818,635	$(420,014)	$(12,016)
Foreign	83,192	(57,201)	1,401
	$901,827	$(477,215)	$(10,615)

The components of the provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$219,379	$(1,343)	$(311)
State	64,509	7,316	7,219
Foreign	11,590	3,909	3,952
Total current	295,478	9,882	10,860
Deferred:
Federal	(43,980)	82	205
State	(18,363)	1,462	1,875
Foreign	2,833	(5,863)	(8,165)
Total deferred	(59,510)	(4,319)	(6,085)
Total provision (benefit)	$235,968	$5,563	$4,775
The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Federal income tax at statutory rate	$189,384	$(100,215)	$(2,229)
State income taxes	34,071	7,482	8,059
Non-deductible expenses	180	217	62
Gain on divestitures	9,725	—	—
Compensation related expenses	2,573	3,630	3,518
Meals and entertainment	552	465	1,265
Tax credits	(14,285)	(3,343)	(7,179)
Foreign income tax	3,413	(2,820)	(884)
Employee fringe benefits	480	443	474
Unrecognized tax benefits	5,686	(157)	(581)
Reversal of valuation allowance	—	—	(3,981)
Global intangible low-taxed income	8,248	4,317	4,398
Goodwill impairment	—	94,793	—
Transaction costs	—	—	1,903
Other	(4,059)	751	(50)
Total provision (benefit)	$235,968	$5,563	$4,775

The increase in the effective tax rate for the year ended December 31, 2021 is primarily a result of higher pre-tax earnings relating to the gains on the Insulated Metal Panels and DBCI divestitures. The Company’s statutory federal

TABLE OF CONTENTS,
corporate income tax rate for the year ended December 31, 2020 resulted from lower pre-tax earnings related to the goodwill impairment of $503.2 million, of which approximately $438.7 million had no tax basis, and the net impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) that was enacted by the United States on December 22, 2017.
Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Inventory obsolescence	$4,363	$4,369
Bad debt reserve	2,511	2,302
Accrued and deferred compensation	13,136	7,522
Accrued insurance reserves	7,895	8,429
Net operating loss and tax credit carryover	41,732	61,169
Pension	1,148	4,576
Leases	72,812	68,589
Warranty	44,925	44,969
Other reserves	52,635	48,258
Total deferred tax assets	241,157	250,183
Less valuation allowance	(15,634)	(11,996)
Net deferred tax assets	225,523	238,187

Deferred tax liabilities:
Depreciation and amortization	(388,730)	(424,254)
Stock basis	(12,733)	(12,826)
Leases	(72,098)	(66,962)
Other	(2,296)	(2,070)
Total deferred tax liabilities	(475,857)	(506,112)
Total deferred tax liability, net	$(250,334)	$(267,925)
We carry out our business operations through legal entities in the U.S., Canada, Mexico and Costa Rica. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.
As of December 31, 2021, the $41.7 million net operating loss carryforward included $20.8 million for U.S federal losses, $13.3 million for U.S. state losses, and $7.6 million for foreign losses. Federal and foreign net operating losses will begin to expire in 2029, if unused, and state operating losses began to expire in 2021, if unused. There are limitations on the utilization of certain net operating losses.
Valuation allowance
As of December 31, 2021, the Company remains in a valuation allowance position, in the amount of $15.6 million, against its deferred tax assets for certain state jurisdictions as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowance as necessary.

TABLE OF CONTENTS,
The rollforward of the valuation allowance on deferred taxes is as follows for the periods indicated (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$11,996	$10,347	$19,497
Additions (reductions)	3,638	1,649	(9,150)
Ending balance	$15,634	$11,996	$10,347
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
As of December 31, 2021, the reserve was approximately $17.4 million, which includes interest and penalties of approximately $2.6 million and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. Of this amount, approximately $14.8 million, if recognized would have an impact on the Company's effective tax rate. The Company has elected to treat interest and penalties on unrecognized tax benefits as income tax expense in its consolidated statement of operations. Interest and penalty charges have been recorded in the contingency reserve account within other long-term liabilities on the consolidated balance sheets.
The following is a rollforward of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Unrecognized tax benefits at beginning of year	$9,403	$10,107
Additions based on tax positions related to current year	6,037	194
Reductions for tax positions of prior years	15	(39)
Reductions resulting from expiration of statute of limitations	(610)	(859)
Unrecognized tax benefits at end of year	$14,845	$9,403
CARES Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (“QIP”). Specifically, the CARES Act amends IRC §163(j) for tax years 2019 and 2020. The CARES Act increases the 30% adjusted taxable income threshold to 50% and allows taxpayers to elect to use their 2019 adjusted taxable income as their adjusted taxable income in the 2020 §163(j) calculation. The combination of these two factors will allow the Company to deduct additional interest expense for income tax purposes that would have been previously disallowed. Additionally, the Company deferred employer side social security payments for approximately $19.9 million as of December 31, 2020. In December 2021, the Company paid approximately $10 million in related deferred employer side social security payments and approximately $10 million has been recorded in current liabilities on the consolidated balance sheet as of December 31, 2021. The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.
Other tax considerations
As of December 31, 2021, the Company has not established U.S. deferred taxes on unremitted earnings for the Company’s foreign subsidiaries. The Company continues to consider these amounts to be permanently invested with the exception of its Mexican subsidiary. The indefinite reinvestment assertion continues to apply for the remaining foreign subsidiaries for purposes of determining deferred tax liabilities for U.S. state and foreign withholding tax purposes.

TABLE OF CONTENTS,
19. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Foreign exchange translation adjustments	$22,741	$16,147
Unrealized loss on derivative instruments, net of tax benefit of $5,549 and $17,612, respectively	(23,407)	(58,625)
Defined benefit pension plan actuarial losses, net of tax benefit of $1,854 and $5,049, respectively	(4,946)	(9,039)
Accumulated other comprehensive loss	$(5,612)	$(51,517)

20. STOCK REPURCHASE PROGRAM
On October 10, 2017 and March 7, 2018, the Company announced that its Board of Directors authorized new stock repurchase programs for up to an aggregate of $50.0 million and $50.0 million, respectively, of the Company’s Common Stock for a cumulative total of $100.0 million.
During fiscal 2021 and 2019, there were no stock repurchases under the stock repurchase programs. During fiscal 2020, the Company repurchased 1.1 million shares of its Common Stock for $6.4 million through open-market purchases under the authorized stock repurchase programs. As of December 31, 2021, approximately $49.1 million remains available for stock repurchases under the program authorized on March 7, 2018. The authorized programs have no time limit on their duration, but our Current Cash Flow Credit Agreement and Current ABL Credit Agreement apply certain limitations on our repurchase of shares of our Common Stock. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
In addition to the Common Stock repurchases, the Company also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock units, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During fiscal 2021, 2020 and 2019, the Company canceled 0.6 million, 1.3 million and 0.3 million shares, respectively, of which 1.1 million canceled shares, for fiscal 2020, related to repurchased shares under stock repurchase programs. The remainder of the canceled shares related to shares used to satisfy minimum tax withholding obligations in connection with the vesting of stock awards. The cancellations resulted in $9.7 million, $8.0 million and $2.4 million decreases in both additional paid-in capital and treasury stock during fiscal 2021, 2020 and 2019, respectively.
Changes in treasury stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, December 31, 2018	111	$1,678
Purchases	257	1,934
Retirements	(307)	(2,423)
Deferred compensation obligation	(6)	(86)
Balance, December 31, 2019	56	$1,103
Purchases	1,298	7,994
Retirements	(1,299)	(7,995)
Deferred compensation obligation	(30)	(592)
Balance, December 31, 2020	25	$510
Purchases	612	9,685
Retirements	(612)	(9,685)
Deferred compensation obligation	(4)	(86)
Balance, December 31, 2021	21	$424
21. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan — The Company has a 401(k) profit sharing plan (“Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows the Company to match between 50% and 100% of the participant’s

TABLE OF CONTENTS,
contributions up to 5% of a participant’s pre-tax deferrals. Contributions expense for fiscal 2021, 2020 and 2019 was $16.3 million, $16.2 million and $13.3 million, respectively, for matching contributions to the Savings Plan.
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
As of December 31, 2021 and 2020, the liability balance of the Deferred Compensation Plan was $2.8 million and $2.3 million, respectively, and was included in accrued compensation and benefits on the consolidated balance sheets. The Company has not made any discretionary contributions to the Deferred Compensation Plan. A rabbi trust is used to fund the Deferred Compensation Plan and an administrative committee manages the Deferred Compensation Plan and its assets. The investments in the rabbi trust were $2.8 million and $2.3 million as of December 31, 2021 and 2020, respectively. The rabbi trust investments include debt and equity securities as well as cash equivalents and are accounted for as trading securities.
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
On January 16, 2015, the Company assumed noncontributory defined benefit plans covering certain hourly employees (the “Coil Coating Benefit Plans”) which are closed to new participants. Benefits under the Coil Coating Benefit Plans are calculated based on fixed amounts for each year of service rendered. The Company also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”). The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid. Plan assets of the Coil Coating Benefit Plans are invested in fixed income funds. Currently, the Company’s policy is to fund the Coil Coating Benefit Plans as required by minimum funding standards of the Internal Revenue Code.
As a result of the Merger on November 16, 2018, the Company assumed the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”). The Ply Gem Plan was frozen during 1998, and no further increases in benefits for participants may occur as a result of increases in service years or compensation. The MW Plan was frozen for salaried participants during 2004 and non-salaried participants during 2005. No additional participants may enter the plan, but increases in benefits for participants as a result of increase in service years or compensation will occur.

TABLE OF CONTENTS,
The Company refers to the RCC Pension Plan, the Coil Coating Benefit Plans, the Ply Gem Plan and the MW Plan collectively as the “Defined Benefit Plans” in this Note.
Assumptions—Weighted average actuarial assumptions used to determine benefit obligations were as follows:

	Defined Benefit Plans		OPEB Plans
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Discount rate	2.85%	2.50%	2.85%	2.45%
Weighted average actuarial assumptions used to determine net periodic benefit cost (income) were as follows:

	Defined Benefit Plans		OPEB Plans
	FY 2021	FY 2020	FY 2021	FY 2020
Discount rate	2.50%	3.30%	2.45%	3.20%
Expected return on plan assets	5.95%	5.87%	n/a	n/a
The basis used to determine the expected long-term rate of return on assets assumptions for the Defined Benefit Plans was recent market performance and historical returns. The assumptions for the plans are primarily long-term, prospective rates.
The health care cost trend rate assumed for 2022 is 6.00% and is assumed to decline each year to an ultimate trend rate of 4.00%, which is expected to be achieved in 2030.
Funded status—The changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on our consolidated balance sheets were as follows (in thousands):

	Defined Benefit Plans		OPEB Plans
	FY 2021	FY 2020	FY 2021	FY 2020
Change in benefit obligation
Benefit obligation at beginning of period	$104,934	$101,148	$7,575	$7,778
Service cost	54	46	17	17
Interest cost	2,542	3,231	178	237
Benefits paid	(6,641)	(6,883)	(985)	(661)
Actuarial (gains) losses	(3,755)	7,392	(283)	204
Benefit obligation at end of period	$97,134	$104,934	$6,502	$7,575
Accumulated benefit obligation at end of period	$97,134	$104,934

Change in plan assets
Fair value of assets at beginning of period	$94,215	$86,105	$—	$—
Actual return on plan assets	8,162	10,574	—	—
Company contributions	3,218	4,419	985	661
Benefits paid	(6,641)	(6,883)	(985)	(661)
Fair value of assets at end of period	$98,954	$94,215	$—	$—

Funded status at end of period	$1,820	$(10,719)	$(6,502)	$(7,575)

Amounts recognized on the consolidated balance sheets
Noncurrent assets	$5,098	$5,056	$—	$—
Current liabilities	—	—	(546)	(656)
Noncurrent liabilities	(3,278)	(15,775)	(5,956)	(6,919)
	$1,820	$(10,719)	$(6,502)	$(7,575)

TABLE OF CONTENTS,
Certain of our defined pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in thousands):

	December 31, 2021	December 31, 2020
Projected benefit obligations	$46,372	$90,267
Fair value of plan assets	43,093	74,491
Funded status	$(3,279)	$(15,776)
Plan assets—The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.
As of December 31, 2021 and 2020, the weighted average asset allocations by asset category for the Defined Benefit Plans were as follows (in thousands):

Investment type	December 31, 2021	December 31, 2020
Equity securities	31%	60%
Debt securities	67%	34%
Real estate	2%	6%
Total	100%	100%
The principal investment objectives are to ensure the availability of funds to pay pension and postretirement benefits as they become due under a broad range of future economic scenarios, to maximize long-term investment return with an acceptable level of risk based on our pension and postretirement obligations, and to be sufficiently diversified across and within the capital markets to mitigate the risk of adverse or unexpected results from one security class having an unduly detrimental impact on the entire portfolio. Each asset class has broadly diversified characteristics. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.
We have set the target asset allocations for the RCC Pension Plan and the Ply Gem Plan at 30% equity and 70% fixed income, and the MW Plan at 50% equity and 50% fixed income. The Coil Coating Benefit Plans have a target asset allocation of 100% fixed income.

TABLE OF CONTENTS,
The fair values of the assets of the Defined Benefit Plans at December 31, 2021 and 2020, by asset category and by levels of fair value, as further defined in Note 17 — Fair Value of Financial Instruments and Fair Value Measurements were as follows (in thousands):

	December 31, 2021			December 31, 2020
Asset category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$20	$—	$20	$48	$—	$48
Mutual funds:
Growth funds	6,649	—	6,649	11,677	—	11,677
Real estate funds	2,072	—	2,072	5,966	—	5,966
Equity income funds	6,197	—	6,197	9,031	—	9,031
Index funds	12,642	—	12,642	26,364	—	26,364
International equity funds	4,883	—	4,883	8,844	—	8,844
Fixed income funds	12,982	53,509	66,491	12,562	19,723	32,285
Total	$45,445	$53,509	$98,954	$74,492	$19,723	$94,215
Net periodic benefit cost (income) —The components of the net periodic benefit cost (income) were as follows (in thousands):

	Defined Benefit Plans
	FY 2021	FY 2020	FY 2019
Service cost	$54	$46	$42
Interest cost	2,542	3,231	3,897
Expected return on assets	(5,439)	(4,958)	(4,935)
Amortization of prior service cost	65	62	58
Amortization of loss	416	433	1,313
Net periodic benefit cost (income)	$(2,362)	$(1,186)	$375

	OPEB Plans
	FY 2021	FY 2020	FY 2019
Service cost	$17	$17	$22
Interest cost	178	237	262
Amortization of loss	70	108	—
Net periodic benefit cost	$265	$362	$284
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income are as follows (in thousands):

	Defined Benefit Plans		OPEB Plans
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Unrecognized actuarial loss	$5,450	$12,345	$1,350	$1,703
Unrecognized prior service cost	—	65	—	—
Total	$5,450	$12,410	$1,350	$1,703
Unrecognized actuarial gains (losses), net of tax, of $4.1 million and $(1.1) million during fiscal 2021 and 2020, respectively, are included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

TABLE OF CONTENTS,
The changes in plan assets and benefit obligation recognized in other comprehensive income (loss) are as follows (in thousands):

	Defined Benefit Plans
	FY 2021	FY 2020	FY 2019
Net actuarial loss (gain)	$(6,479)	$1,777	$(315)
Amortization of net actuarial loss	(416)	(433)	(1,313)
Amortization of prior service cost	(65)	(63)	(58)
Total recognized in other comprehensive income (loss)	$(6,960)	$1,281	$(1,686)

	OPEB Plans
	FY 2021	FY 2020	FY 2019
Net actuarial loss (gain)	$(283)	$204	$1,367
Amortization of net actuarial loss	(70)	(108)	—
Total recognized in other comprehensive income (loss)	$(353)	$96	$1,367

We expect to contribute $0.5 million to the OPEB Plans in fiscal 2022. We expect the following benefit payments to be made (in thousands):

Fiscal years ending	Defined Benefit Plans	OPEB Plans
2022	$6,554	$554
2023	6,522	539
2024	6,417	485
2025	6,337	463
2026	6,268	391
2027 - 2031	29,529	1,923

22. SEGMENT INFORMATION
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

TABLE OF CONTENTS,
Summary financial data attributable to the segments for the periods indicated is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net sales:
Windows	$2,322,277	$1,889,625	$1,930,447
Siding	1,364,080	1,141,946	1,111,407
Commercial	1,896,780	1,585,798	1,847,893
Total net sales	$5,583,137	$4,617,369	$4,889,747
Operating income (loss):
Windows	$100,725	$(223,646)	$92,538
Siding	137,772	(61,930)	66,273
Commercial	1,104,335	159,586	201,073
Corporate	(205,587)	(140,516)	(145,148)
Total operating income (loss)	$1,137,245	$(266,506)	$214,736
Unallocated other expense, net	(235,418)	(210,709)	(225,351)
Income (loss) before income taxes	$901,827	$(477,215)	$(10,615)
Depreciation and amortization:
Windows	$134,626	$121,519	$94,737
Siding	116,660	113,737	121,004
Commercial	36,282	45,213	44,550
Corporate	5,333	4,133	3,473
Total depreciation and amortization expense	$292,901	$284,602	$263,764
Capital expenditures:
Windows	$49,001	$22,197	$43,408
Siding	33,198	28,558	22,695
Commercial	16,934	26,833	51,144
Corporate	15,582	4,263	3,838
Total capital expenditures	$114,715	$81,851	$121,085

		December 31, 2021	December 31, 2020
Property, plant and equipment, net:
Windows		$251,627	$223,206
Siding		155,346	159,761
Commercial		174,440	227,391
Corporate		30,882	21,463
Total property, plant and equipment, net		$612,295	$631,821
Total assets:
Windows		$2,223,098	$1,717,032
Siding		2,060,275	2,123,615
Commercial		1,073,264	890,380
Corporate		470,823	747,463
Total assets		$5,827,460	$5,478,490

TABLE OF CONTENTS,
Summary financial data attributable to various geographic regions for the periods indicated is as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Total sales:
United States of America	$5,132,085	$4,304,559	$4,526,385
Canada	422,867	305,780	340,250
Mexico	9,417	3,093	3,381
All other	18,768	3,937	19,731
Total net sales	$5,583,137	$4,617,369	$4,889,747

		December 31, 2021	December 31, 2020
Long-lived assets:
United States of America		$3,213,052	$3,107,027
Canada		270,752	292,503
Costa Rica		324	189
Mexico		10,858	11,435
Total long-lived assets		$3,494,986	$3,411,154
Sales are determined based on customers’ requested shipment location.
23. CONTINGENCIES
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
Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of December 31, 2021.
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

TABLE OF CONTENTS,
MW Manufacturers, Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the U.S. Environmental Protection Agency (“EPA”) under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study based on the investigations was submitted to the VDEQ for review and approval in September 2019. Upon completion of a 30-day public comment period, the VDEQ issued its Final Decision and Response to Comments approving a final remedy in May 2021. The final remedy consists of continuing groundwater monitoring until the VDEQ’s corrective actions have been met; and implementing and complying with land use restrictions and institutional controls imposed by an environmental covenant. The Company has recorded a liability of $4.5 million for this MW site, of which $1.0 million is in other current liabilities and $3.5 million is in other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party at the site and has liability for investigation and remediation costs associated with the contamination. In May 2019, KBP and an unrelated respondent entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was approved by EPA in December 2019. Two phases of RI field sampling have been completed through May 2021 and a Monitoring Well Plan was approved by EPA in November 2021. The Company has recorded a liability of $4.4 million within other current liabilities on its consolidated balance sheet as of December 31, 2021. If necessary, the Company will adjust our remediation liability if the RI/FS scope materially changes or the EPA imposes additional investigative requirements. The Company may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.
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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $3.9 million liability related to the settlement in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action Complaint in the Delaware Court of Chancery against Clayton Dubilier & Rice, LLC (“CD&R”), Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), and certain directors of the Company. Voigt purported to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. An Amended Complaint was filed on April 11, 2019. The Amended Complaint asserted claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against twelve director defendants in connection with the Merger. Defendants moved to dismiss the Amended Complaint and, on February 10, 2020, the court denied the motions except as to four of the director defendants. Voigt sought damages in an amount to be determined at trial. On August 25, 2021, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation provides for CD&R, CD&R Fund VIII, and the eight director defendants to cause their respective insurers to pay a total of $100 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the Company. The Stipulation further provided that plaintiff’s counsel would apply for an award of attorneys’ fees and litigation expenses in an amount of up to 23.5% of the $100 million payment by the insurers, and that an incentive award for the named plaintiff will be paid solely from the amount of plaintiff attorneys’ fees awarded. This Stipulation required court approval. On January 19, 2022, the Court held a hearing, verbally approved the Stipulation, and approved the plaintiff’s counsel’s application for a fee award of 23.5% of the $100 million

TABLE OF CONTENTS,
settlement payment and the incentive award. On January 20, 2022, the Court entered an Order and Final Judgment approving the Stipulation. The Stipulation represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of December 31, 2021. The proceeds from the Stipulation will be recorded when received.
Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction (“AISC”) against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020 the USITC opinion was published in the Federal Register, ceasing the Company’s requirement to pay the AD and CVD tariffs. The Company received full reimbursement for the $4.1 million in tariffs previously deposited with United States Customs and Border Protection and recorded a reduction in costs of sales during the fiscal year ended December 31, 2020. This matter was appealed by the AISC and, on September 22, 2021, the U.S. Court of International Trade (“CIT”) issued an opinion upholding the USITC’s determination that there was no injury or threat of injury to the domestic FSS industry caused by the cumulated imports of FSS from Mexico, Canada, and China. The AISC has appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). The Company will continue to vigorously advocate its position, that its import of FSS from BSM should not be subject to any CVD or AD tariffs, in all tribunals including the CAFC as well as the tribunal established pursuant to the North American Free Trade Agreement (“NAFTA”). The Company’s position is in agreement with, and bolstered by, the USITC’s determination that FSS imports do not cause material injury or threaten material injury to the U.S. industry and the CIT’s sustaining of the USITC’s final negative injury determination. We have evaluated this matter in accordance with ASC 450, Contingencies, and concluded that no liability to the Company is probable and estimable as of December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Management’s report on internal control over financial reporting is included in Item 8 and is incorporated herein by reference.
Internal Control over Financial Reporting
We are currently in the process of assessing the internal controls of Union Corrugating Company Holdings, Inc. (“UCC”), Cascade Windows Inc. (“Cascade Windows”) and Prime Windows LLC (“Prime Windows”) as part of the post-close acquisition integration process. UCC, Cascade Windows and Prime Windows have been excluded from our assessment of internal control over financial reporting as of December 31, 2021. The total assets and revenues excluded from management’s assessment represent 10.9% and 2.4%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2021.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information under the captions “Proposal 1: Election of Directors,” “Management,” “Delinquent Section 16(a) Reports,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2022 is incorporated by reference herein.
Item 11. Executive Compensation.
The information under the captions “Compensation Discussion & Analysis,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2022 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Outstanding Capital Stock” in our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2022 is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the captions “Board of Directors” and “Transactions with Related Persons” in our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2022 is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2022 is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this report:
1.consolidated financial statements (see Item 8).
2.consolidated financial statement schedules.
All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.
3.Exhibits.
Index to Exhibits

2.1
Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

2.2
Securities Purchase Agreement by and among Nucor Insulated Panel Group Inc, Vulcraft Canada Inc., and Cornerstone Building Brands, Inc., dated as of June 5, 2021 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 and incorporated by reference herein)

3.1
Third Amended and Restated Certificate of Incorporation of NCI Building Systems, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 28, 2019 and incorporated by reference herein)

3.2
Seventh Amended and Restated By-laws of Cornerstone Building Brands, Inc., effective as of May 23, 2019 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 28, 2019 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)
4.2
Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.3
First Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.4
Second Supplemental Indenture, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.5
Third Supplemental Indenture, dated as of April 13, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.6
Fourth Supplemental Indenture, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.7
Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.8
Sixth Supplemental Indenture, dated as of February 20, 2019, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20,2019 and incorporated by reference herein)

4.9
Seventh Supplemental Indenture, dated as of May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Quarterly report on Form 10-Q for the quarter ended July 4, 2020 and incorporated by reference herein)

4.10
Eighth Supplemental Indenture, dated as of September 24, 2020, among the Company, the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current report on Form 8-K dated September 24, 2020 and incorporated by reference herein)

*4.11
Ninth Supplemental Indenture, dated as of June 29, 2021, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee

*4.12
Tenth Supplemental Indenture, dated as of January 6, 2022, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee

4.13
Stockholders Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC and AIC Finance Partnership, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.14
Registration Rights Agreement, dated November 16, 2018, by and among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Pisces Holdings, L.P., Atrium Intermediate Holdings, LLC, GGC BP Holdings, LLC, AIC Finance Partnership, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.15
Description of Cornerstone Building Brands, Inc. Securities (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein)

†10.1	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10.2	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10.3	NCI Senior Executive Bonus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)
†10.4
Form of Award Agreement for Director Stock Options (December 2015) (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.5
NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 31, 2016) (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.6
Form of Employment Agreement between NCI Building Systems, Inc. and named executive officers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.7
Form of Employment Agreement between NCI Building Systems, Inc. and executive officers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.8
Amended and Restated NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, effective as of January 27, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 02, 2018 and incorporated by reference herein)

10.9
Cash Flow Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.10
First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.11
Second Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.12
Third Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.13
Increase Supplement to Cash Flow Credit Agreement, dated as of April 15, 2021, between the Company and the increasing lender party thereto (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.14
Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.15
Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.16
Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.17
ABL Credit Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., as parent borrower, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.18
Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.19
Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.20
Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.21
Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.22
Amendment No. 5 to ABL Credit Agreement, dated as of September 4, 2020, by and among the Company, the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.23
Amendment No. 6 to ABL Credit Agreement, dated as of April 15, 2021, by and among Cornerstone Building Brands, Inc., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.24
ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among Ply Gem Midco, Inc., the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.25
ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.26
ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

†10.27
Form of Award Agreement for Restricted Stock Units, Performance Share Awards, and Stock Options for Key Employees (November 2018 awards) (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the year ended October 28, 2018 and incorporated by reference herein)

†10.28
Employment Agreement by and between NCI Building Systems, Inc. and James Metcalf, dated November 16, 2018 (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference herein)

†10.29
Employment Agreement by and between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Jeffrey S. Lee, dated June 17, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 and incorporated by reference herein)

†10.30	First Amendment to the 2003 Long-Term Stock Incentive Plan, as amended (as included in the Company's Proxy Statement on Schedule 14A dated April 22, 2019 and incorporated by reference herein)
†10.31	Second Amendment to the 2003 Long-Term Stock Incentive Plan, as amended (as included in the Company’s Proxy Statement on Schedule 14A dated April 29, 2020 and incorporated by reference herein)
†10.32
Employment Agreement, effective September 21, 2020, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and James F. Keppler (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2020 and incorporated by reference herein)

†10.33
Letter Agreement between Cornerstone Building Brands, Inc. and Mr. Todd Moore, dated December 21, 2020 (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein)

†10.34
Employment Agreement entered into as of February 25, 2021, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Alena S. Brenner (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 and incorporated by reference herein)

†10.35
Retirement Agreement between Cornerstone Building Brands, Inc. and James S. Metcalf, dated September 20, 2021 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 and incorporated by reference herein)

†10.36
Employment Agreement between Cornerstone Building Brands, Inc, and Rose Lee, dated August 3, 2021 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 and incorporated by reference herein)

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

CORNERSTONE BUILDING BRANDS, INC.
By:	/s/ Rose Lee
Rose Lee, Chief Executive Officer
Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ Rose Lee	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Rose Lee
/s/ Jeffrey S. Lee	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Jeffrey S. Lee
*	Executive Chairman of the Board	March 1, 2022
James S. Metcalf
*	Director	March 1, 2022
Kathleen J. Affeldt
*	Director	March 1, 2022
George L. Ball
*	Director	March 1, 2022
Gary L. Forbes
*	Director	March 1, 2022
John J. Holland
*	Director	March 1, 2022
William E. Jackson
*	Director	March 1, 2022
Wilbert W. James, Jr.
*	Director	March 1, 2022
Daniel Janki
*	Director	March 1, 2022
John Krenicki
*	Director	March 1, 2022
Timothy O’Brien
*	Director	March 1, 2022
Judith Reinsdorf
*	Director	March 1, 2022
Nathan K. Sleeper
*	Director	March 1, 2022
Jonathan L. Zrebiec

*By:	/s/ Rose Lee
Rose Lee, Attorney-in-Fact