Form 10-K/A
period 2021-12-31
Cornerstone Building Brands, Inc.
filed 2022-05-02
CIK 883902

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

The number of shares of common stock of the registrant outstanding on April 25, 2022 was 127,329,476.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The registrant’s auditor is Grant Thornton LLP, Raleigh, North Carolina (PCAOB ID 248).

EXPLANATORY NOTE

Cornerstone Building Brands, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “Cornerstone,” “we,” “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 1, 2022 (the “Original Annual Report”).

We are filing this Amendment to replace in its entirety the information provided in Part III of the Original Annual Report, which was previously expected to be incorporated by reference from our 2022 Annual Meeting Proxy Statement. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment also amends the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date on which it was filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and with our other filings made with the SEC subsequent to the filing of the Original Annual Report.

In this Amendment, we provide our website address, www.cornerstonebuildingbrands.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment, and references to our website address in this Amendment are inactive textual references only.

2

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Seventh Amended and Restated By-Laws (the “Bylaws”) provide that the number of directors shall be fixed from time to time pursuant to a resolution adopted by a majority of the directors. The Stockholders Agreement provides that the number of directors on our Board initially shall be twelve and thereafter shall be set from time to time by affirmative vote of a majority of the directors then in office. On August 19, 2021, pursuant to a unanimous consent adopted by our Board, the number of members constituting our Board was fixed at fourteen. After the retirement on March 31, 2022 of James S. Metcalf, our former Chairman of the Board and Chief Executive Officer, the number of directors became thirteen, leaving one vacancy on the Board.

In accordance with our Certificate of Incorporation and Bylaws, our Board is divided into three classes, as nearly equal in number as reasonably possible, and members are elected for a term of office expiring at the third succeeding annual stockholders’ meeting following their election to office or until a successor is duly elected and qualified. Except as otherwise provided by the Stockholders Agreement, under our Bylaws, newly created directorships resulting from any increase in the authorized number of directors or any vacancies on our Board resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled only by a majority of the votes that can be cast by directors then in office, though less than a quorum, and directors so chosen hold office until the annual meeting of stockholders at which the term of office of the class to which the director has been elected expires. The terms of office of each of the Class II, Class III and Class I directors expire at the annual meetings of stockholders in 2022, 2023 and 2024, respectively. Under our Bylaws, no person may stand for election as a director if, on the date of any annual or special meeting held for the purpose of electing directors, such person shall have surpassed the age of 75.

Directors and Executive Officers

Directors

Name	Age	Position
Kathleen J. Affeldt	73	Director
George L. Ball	63	Director
Gary L. Forbes	78	Director
John J. Holland	72	Director
William E. Jackson	59	Director
Wilbert W. James, Jr.	66	Director
Daniel Janki	53	Director
John Krenicki, Jr.	59	Director
Rose Lee(a)	56	Director, President and Chief Executive Officer
Timothy O’Brien	58	Director
Judith Reinsdorf	58	Director
Nathan K. Sleeper	48	Director
Jonathan L. Zrebiec	42	Director

 (a) The Board appointed Ms. Lee to the Board on August 19, 2021, effective September 6, 2021.

Kathleen J. Affeldt

Ms. Affeldt, age 73, has served as a director since November 2009. Ms. Affeldt serves on the Nominating & Corporate Governance Committee, the Executive Committee, the Affiliate Transactions Committee, and is the Chair of the Compensation Committee. Ms. Affeldt retired from Lexmark International, a developer, manufacturer and supplier of printing and imaging solutions for offices and homes, in February 2003, where she had been Vice President of Human Resources since July 1996. She joined Lexmark when it became an independent company in 1991 as the Director of Human Resources. Ms. Affeldt began her career at IBM in 1969, specializing in sales of supply chain systems. She later held a number of human resources management positions. Ms. Affeldt has served as a director of BTE Technologies, Inc. and SIRVA, Inc. She also served as a director of Sally Beauty Holdings, Inc. and as the chair of that board’s compensation committee. She further served as a director and chair of the compensation committee of HD Supply Holdings, Inc. Ms. Affeldt attended the State University of New York and Hunter College in New York City, majoring in Business Administration.

Director Qualifications: Ms. Affeldt’s experience in large, multinational companies in general, as well as in the human resources field in particular, provides our Board with insight into the attraction, motivation and retention of personnel. Additionally, her service on the boards of other public companies brings to our Board valuable insight into the strategic, financial and personnel challenges faced by companies similar to the Company.

George L. Ball

Mr. Ball, age 63, has served as a director since February 2014. He currently serves as Chair of the Audit Committee and the Routine Transactions Committee and also serves on the Compensation Committee, the Executive Committee and the Affiliate Transactions Committee. Mr. Ball is the Chief Financial Officer of Parsons Corporation, a global engineering and construction services company that was established in 1944. Mr. Ball joined Parsons in 1995 and has held varying positions of increasing responsibility and was promoted to Chief Financial Officer in 2008. Mr. Ball was formerly a senior accountant with Coopers & Lybrand LLP, now known as PricewaterhouseCoopers LLP. From July 2014 until December 2019, Mr. Ball served as a director of Wells Fargo Real Estate Investment Corporation, a publicly traded real estate investment trust, and was a member of its audit committee. Mr. Ball earned his B.S. in Accounting from Drexel University.

Director Qualifications: Mr. Ball’s background and experience as an executive in a large, multinational engineering and construction services company provides the Board with perspective on strategic, financial, compensation, management development and sales issues. Mr. Ball’s extensive experience and financial and accounting background as a chief financial officer provides the Audit Committee with valuable financial experience. Mr. Ball’s extensive financial experience and knowledge of compensation program design provide the Compensation Committee with valuable compensation experience.

Gary L. Forbes

Mr. Forbes, age 78, has served as a director since December 1991. Mr. Forbes serves on the Executive Committee, the Affiliate Transactions Committee, the Routine Transactions Committee and the Audit Committee. In addition, Mr. Forbes is our designated Audit Committee financial expert. Mr. Forbes was a Senior Vice President of Equus Total Return, Inc., an investment company, from November 1991 until his retirement in March 2010. Mr. Forbes was a director of Consolidated Graphics, Inc., a publicly traded commercial printing company, where he served on its audit committee, from 1993 until January 2014. Mr. Forbes previously served on the board of directors of Carriage Services, Inc., a publicly traded funeral services company, from May 2007 to February 2009. Mr. Forbes earned a B.B.A. in Accounting from the University of Texas at Austin and is a certified public accountant.

Director Qualifications: Mr. Forbes’ background has provided our Board of Directors with valuable financial and accounting expertise as our financial expert on the Audit Committee of our Board of Directors. Additionally, having served as a member of our Board of Directors since 1991, Mr. Forbes has a deep historical understanding of our business, operations and culture.

John J. Holland

Mr. Holland, age 72, has served as a director since November 2009. He serves on the Audit Committee, the Nominating & Corporate Governance Committee and the Affiliate Transactions Committee. Mr. Holland served as the President of the International Copper Association from February 2012 until his retirement in November 2015. The International Copper Association is a marketing association for the copper industry. Mr. Holland has been the President of Greentree Advisors, LLC since October 2004. Mr. Holland was the President, Chief Operating Officer and Chief Financial Officer of MMFX Technologies Corporation, a privately held steel manufacturing firm, from 2008 until 2009. Prior to that, Mr. Holland was the Executive Vice President and Chief Financial Officer of Alternative Energy Sources, Inc., an ethanol producer, from August 2006 until June 2008. Mr. Holland previously was employed by Butler Manufacturing Company, a producer of pre-engineered building systems, supplier of architectural aluminum systems and components and provider of construction and real estate services for the nonresidential construction market, from 1980 until his retirement in 2004. Prior to his retirement from Butler, Mr. Holland served as Chairman of the Board from 2001 to 2004, as Chief Executive Officer from 1999 to 2004 and as President from 1999 to 2001. Mr. Holland previously served as a director and on the audit committee of Cooper Tire & Rubber Co. until June 2021 upon its acquisition by Goodyear Tire and served as a director and on the audit and compensation committees of Saia, Inc. (formerly SCS Transportation, Inc.) from 2002 to 2020. Mr. Holland holds B.S. and M.B.A. degrees from the University of Kansas and is a certified public accountant.

Director Qualifications: Mr. Holland’s extensive career in the metal building industry, including his role as a chief executive officer of a public company, provides the Board with perspective on the particular strategic, manufacturing, sales and marketing, compensation and personnel issues faced by companies in our industry. Further, Mr. Holland’s extensive financial and accounting background as a former chief financial officer and a certified public accountant provides the Audit Committee with valuable financial expertise.

William E. Jackson

Dr. Jackson, age 59, has served as a director since May 2020. He serves on the Audit Committee and the Affiliate Transactions Committee. Dr. Jackson is the Chief Technology Officer of Amcor Plc Global Flexibles. Dr. Jackson previously served as the Chief Technology Officer of Bemis Company, a global manufacturer of packaging products, from March 2013 until June 2019 when it was acquired by Amcor Plc. From January 2008 to March 2013, Dr. Jackson worked at Dow Chemical Company, a global chemical producer. From 1992 to December 2007, Dr. Jackson worked at General Electric, a multinational conglomerate, and, from 1991 to 1992, Dr. Jackson worked with Shell Oil Company, a global oil company. Dr. Jackson earned his BA from The College of Wooster, and MS and Ph.D. from Stanford University.

Director Qualifications: Dr. Jackson’s experience in large, multinational companies in general, as well as in research and development in particular, provides our Board with insight into the new business innovation process and product development. Additionally, his role as an executive of other public companies brings to our Board valuable insight into the challenges faced by companies similar to the Company.

Wilbert W. James, Jr.

Mr. James, age 66, has served as a director since May 2019. Mr. James is a member of the Compensation Committee and the Affiliated Transactions Committee. Mr. James had a 30-year career with Toyota Motors, with his most recent role as President of Toyota Motor Manufacturing of Kentucky (July 2010 – December 2017). In that role, he led Toyota’s largest automotive manufacturing plant in the world and oversaw a nearly $6 billion operation, which employed over 7,500 people. Additionally, he championed quality initiatives for Toyota’s fourteen North American manufacturing plants. Mr. James currently serves as a director on the boards of Columbia Forest Products and Atkore International. Mr. James earned an Associates in Applied Science from Old Dominion, a Bachelor of Science in Mechanical Engineering Technology from Old Dominion University, as well as an honorary doctorate of engineering from the University of Kentucky and an honorary degree from the University of Pikeville in 2015.

Director Qualifications: Mr. James’ leadership roles in global manufacturing bring to our Board an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing enterprises.

Daniel Janki

Mr. Janki, age 53, has served as a director since May 2019. Mr. Janki is a member of the Audit Committee and the Affiliated Transactions Committee. Mr. Janki has served as the Executive Vice President and Chief Financial Officer of Delta Airlines since July 2021. Prior to joining Delta, Mr. Janki was the Senior Vice President of Business Transformation at General Electric Company. Mr. Janki also serves as a board member for Junior Achievement, a national board member for BuildOn, and an advisory board member for the CFO RoundTable. Mr. Janki is a Certified Public Accountant. Mr. Janki earned degrees in Finance and Accounting from The Ohio State University.

Director Qualifications: Mr. Janki’s leadership role for a large, multinational conglomerate brings to our Board an understanding of the global business environment, business strategy, and financial management. Further, Mr. Janki’s background as a certified public accountant provides the Audit Committee with valuable financial expertise.

John Krenicki, Jr.

Mr. Krenicki, age 59, has served as lead director since November 2018. He serves on the Compensation Committee, serves as Chair of the Nominating & Corporate Governance Committee and Chair of the Executive Committee. Mr. Krenicki is a partner of Clayton, Dubilier & Rice, LLC. He served as Lead Director of Ply Gem Holdings, Inc. from April 2018 until November 2018 and is currently a Director at Devon Energy Corp. Mr. Krenicki served as Vice Chairman and as President and Chief Executive Officer of GE Energy (“GE”) from July 2005 until December 2012. His responsibilities included oversight of GE’s oil and gas, power and water and energy management businesses. He also serves as chairman of Brand Industrial Services, Inc., Wilsonart International Holdings LLC and Artera Services. He earned a B.S. degree in Mechanical Engineering from the University of Connecticut. He received an M.S. degree in Management from Purdue University.

Director Qualifications: Mr. Krenicki’s leadership roles in diverse manufacturing and services enterprises bring to our Board an understanding of the global business environment, investment judgment and valuable insight into the operations of large, complex manufacturing operations.

Rose Lee

Ms. Lee, age 56, has served as a director and as our Chief Executive Officer and President since September 2021. She serves on the Executive Committee. Prior to joining the Company, Ms. Lee was President of the DuPont Water & Protection business where she led a diverse business creating water, shelter and safety solutions for a more sustainable world. Ms. Lee joined DuPont in 2015 as Global Business Director, DuPont™ Kevlar® and Aramid Intermediates. In 2016, she assumed the role of President, DuPont Protection Solutions and was named President, Safety & Construction in 2017. Prior to joining DuPont, Ms. Lee held senior leadership positions at Saint-Gobain in several General Management positions serving construction, transportation, energy and defense sectors, as Strategy Director and CIO of North America region. Prior to Saint-Gobain, she held various engineering and management positions at Pratt & Whitney, a United Technologies company. She also was a Senior Consultant at Booz Allen Hamilton in New York City. Ms. Lee was a board member of Crown Holdings, Inc. until February 2022, and she is currently a board member of Honeywell. She has served as a member of the Economic Advisory Council for the Federal Reserve Bank of Philadelphia, Inc. and is a member of Women Corporate Directors, Philadelphia chapter. Ms. Lee earned a Bachelor of Science in aerospace engineering from Cornell University, a Master of Science in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. from the Massachusetts Institute of Technology.

Director Qualifications: Ms. Lee brings senior management experience to the Board of Directors from her role as president of a global business segment of an NYSE-listed international manufacturing company. She also has corporate governance, ESG, and shareholder relations experience and brings a deep knowledge of operations, engineering and technology matters that provides the Board with operational expertise.

Timothy O’Brien

Mr. O’Brien, age 58, has served as a director since November 2018. He serves on the Nominating & Corporate Governance Committee. Mr. O’Brien has served as the President and Chief Executive Officer of Wilsonart Engineered Surfaces since January 2013. Prior to joining Wilsonart, Mr. O’Brien served as Vice President and General Manager of SABIC Innovative Plastic, responsible for the engineering resins business in the Americas and Europe. SABIC Innovative Plastics, a business unit of Saudi Basic Industries Corporation (“SABIC”), was founded in 2007 with the acquisition of GE Plastics. Prior to SABIC, Mr. O’Brien began his career at General Electric as a Sales Representative for GE Lighting. Throughout his 24-year career at GE, he also held roles of increasing responsibility in Sales, Production Management and General Management, including Vice President of Sales and Distribution Operations for the Asia Pacific, based in Singapore. Prior to GE Plastics, Mr. O’Brien served as Senior Vice President for Commercial Finance with GE Capital until 2003, running a global computer leasing business. Mr. O’Brien earned his Bachelor’s Degree from Northeastern University in Massachusetts and his MBA from Baldwin Wallace College in Ohio.

Director Qualifications: Mr. O’Brien’s leadership roles in global manufacturing bring to our Board an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing operations. Mr. O’Brien is a CD&R Investor Nominee (as defined in the Stockholders Agreement).

Judith Reinsdorf

Ms. Reinsdorf, age 58, has served as a director since August 2021. She serves on the Compensation Committee and the Affiliate Transaction Committee. Ms. Reinsdorf served as Executive Vice President and General Counsel of Johnson Controls International, a global leader in building products and technology and integrated solutions, from September 2016 to November 2017, following its merger with Tyco International, where she served as Executive Vice President and General Counsel from March 2007 until September 2016. Prior to joining Johnson Controls, Ms. Reinsdorf served as General Counsel and Secretary of C.R. Bard, Vice President and Associate General Counsel of Pharmacia Corporation. Since September 2021, she has served on the board of directors for EnPro Industries and the board of directors for Nurix Therapeutics. Previously, she served on the board of directors of Alexion Pharmaceuticals until the acquisition by Astra Zeneca in 2021 and Dun & Bradstreet from 2013 until 2019 when it was taken private. Ms. Reinsdorf holds a B.A. from the University of Rochester and a J.D. from Cornell Law School.

Director Qualifications: Ms. Reinsdorf possesses strong expertise in corporate governance, risk management and legal matters. She has broad experience in strategic planning, global compliance, data privacy and regulatory matters, as well as extensive global and deep M&A experience, including leading legal functions at large U.S. public companies with global operations and in regulated industries.

Nathan K. Sleeper

Mr. Sleeper, age 48, has served as a director since October 2009. Mr. Sleeper serves on the Compensation Committee and the Executive Committee. Mr. Sleeper joined Clayton, Dubilier & Rice (“CD&R”) in 2000, and as of January 1, 2020, the Chief Executive Officer of CD&R. Mr. Sleeper serves on CD&R’s Investment Committee and as the chair of CD&R’s Executive Committee. Prior to Joining CD&R, he worked in the investment banking division of Goldman Sachs & Co. LLC at investment firm Tiger Management Corp. Mr. Sleeper also currently serves as a director of Beacon Roofing Supply, Inc., Brand Industrial Holdings, Inc. (parent entity of Brand Industrial Services, Inc.), Core & Main LP, Artera Services (formerly, PowerTeam Services LLC), CD&R Hydra Holdings, Inc. (parent entity of SunSource Holdings, Inc.) and White Cap. Mr. Sleeper previously served as a director of Atkore International Group Inc., CHC Group Ltd., Culligan Ltd, HD Supply Holdings, Inc., Hertz Global Holdings, Inc., Hussman International Inc., Ply Gem Parent, LLC, Roofing Supply Group, LLC, US Foods, Inc. and Wilsonart International Holdings LLC. Mr. Sleeper holds a B.A. from Williams College and an M.B.A. from Harvard Business School.

Director Qualifications: Mr. Sleeper’s broad experience in the financial and investment communities brings to our Board important insights into business strategy and areas to improve our financial performance. Mr. Sleeper is a CD&R Investor Nominee (as defined in the Stockholders Agreement).

Jonathan L. Zrebiec

Mr. Zrebiec, age 42, has served as a director since November 2009. Mr. Zrebiec is a partner of CD&R, the successor to the investment managing business of CD&R, Inc., which he joined in 2004. He serves on the Routine Transactions Committee and the Compensation Committee. Prior to joining CD&R, Inc., he was employed by Goldman, Sachs & Co. in the Investment Banking Division. He currently serves as a director of Wilsonart International Holdings LLC, Core & Main LP, SunSource Holdings, Inc. and White Cap. Mr. Zrebiec was a director of Roofing Supply Group, LLC from May 2012 to September 2015, Atkore International Group, Inc. from December 2010 to February 2016, Brand Industrial Services, Inc. from November 2013 to February 2020 and Hussmann International, Inc. from October 2011 to April 2016. Mr. Zrebiec holds a B.S. in Economics from the University of Pennsylvania and holds an M.B.A. from Columbia University.

Director Qualifications: Mr. Zrebiec’s experience in the financial and investing community provides our Board with insight into business strategy, improving financial performance and the economic environment in which we operate.

Executive Officers

Name	Age	Position
Rose Lee	56	President and Chief Executive Officer
Alena S. Brenner	45	Executive Vice President, General Counsel and Corporate Secretary
James F. Keppler	54	Executive Vice President, Operations
Jeffrey S. Lee	53	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Katy K. Theroux	53	Executive Vice President and Chief Human Resources Officer

Information concerning the business experience of Ms. Rose Lee is provided under the section titled “Directors” above.

Alena S. Brenner

Ms. Brenner, age 45, has served as our Executive Vice President, General Counsel and Corporate Secretary since April 2021. Before joining the Company, Ms. Brenner was employed by Ryder System, Inc., where she advanced through various leadership roles since January 2012, most recently serving as Vice President and Deputy General Counsel. Prior to joining Ryder System, Inc., Ms. Brenner served as Legal Director, Commercial and M&A for Anheuser-Busch InBev from July 2010 to January 2012. Ms. Brenner began her legal career at Hunton Andrews Kurth LLP from September 2001 to July 2010. Ms. Brenner has a B.S. from Cornell University and a J.D. from Fordham University School of Law.

James F. Keppler

Mr. Keppler, age 54, has served as our Executive Vice President, Operations since September 2020. Mr. Keppler was employed by Whirlpool Corporation (“Whirlpool”) from 2011 to 2020, where he served as Vice President, Integrated Supply Chain & Quality and was responsible for North American manufacturing, logistics, sales and operations planning, trade partner customer service and quality functions. Prior to joining Whirlpool, Mr. Keppler served as Senior Vice President, North American Operations for International Automotive Components from 2007 to 2011, with responsibility for manufacturing operations of all facilities in the US, Canada and Mexico. Mr. Keppler earned a master’s degree from GMI Engineering & Management Institute and a bachelor’s degree from Purdue University.

Jeffrey S. Lee

Mr. Lee, age 53, has served as Executive Vice President, Chief Financial Officer since June 2019. Mr. Lee has also served as interim Chief Accounting Officer and Treasurer from July 2020 until February 2021, when his appointment as Chief Accounting Officer was made permanent. Mr. Lee was employed by Wilsonart International Holdings LLC (“Wilsonart”) from 2014 to 2019, where he served as Vice President and Chief Financial Officer and was responsible for the accounting and finance functions as well as providing overall financial guidance and support for the company. Prior to joining Wilsonart, Mr. Lee served as Senior Vice President, Chief Financial Officer for Contech LLC from 2007 to 2014 and was responsible for the accounting, finance and information technology functions. Mr. Lee has a B.S. from University of Utah in Accounting and an M.B.A. from Duke Fuqua School of Business.

Katy K. Theroux

Ms. Theroux, age 53, has served as our Executive Vice President and Chief Human Resources Officer since November 2018. Ms. Theroux served as our Executive Vice President, Corporate Marketing and Chief Human Resources Officer from July 2017 to November 2018 and as our Vice President, Chief Human Resources officer from September 2014 to June 2017. Before joining the Company, Ms. Theroux was employed by 1WorldSync, a joint venture of GS1 US, where she served as Chief Marketing and Administrative Officer from 2012 to 2013. Prior to this joint venture, Ms. Theroux served as Senior Vice President, Customer Engagement & Solutions for its parent, GS1 US from 2007 to 2012 and was responsible for customer support, marketing, human resources and shared services. Ms. Theroux also served as its Chief Human Resources Officer from 2006 to 2012. Ms. Theroux served as Chairman of the Board of Peirce College until June 2015. Ms. Theroux has a B.S. from Syracuse University and an M.B.A. from Saint Peter’s University.

Board of Directors

Board Committees

Our Board has six standing committees — the Executive Committee, the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Affiliate Transactions Committee and the Routine Transactions Committee. Each of the six committees regularly discusses with the Board at Board meetings the work it has performed to fully discharge its responsibilities, and it may also report to the Board at any time regarding any matter it deems of sufficient importance. Below is a table disclosing our Board and committee compositions as of April 25, 2022.

Board and Committee Appointments

Name	Board	Class	Expiration	Audit	Compensation	Nominating & Corporate Governance	Executive	Affiliate Transactions(d)	Routine Transactions Committee
Kathleen J. Affeldt	Member	III	2023		Chair	Member	Member	Member
George L. Ball	Member	III	2023	Chair	Member		Member	Member	Chair
Gary L. Forbes	Member	II	2022(b)	Member			Member	Member	Member
John J. Holland	Member	I	2024	Member		Member		Member
William E. Jackson	Member	II	2022(c)	Member				Member
Wilbert W. James, Jr.	Member	I	2024		Member			Member
Daniel Janki	Member	I	2024	Member				Member
John Krenicki, Jr.	Member	I	2024		Member	Chair	Chair
Rose Lee(a)	Member	II	2022				Member
Timothy O’Brien	Member	III	2023			Member
Judith Reinsdorf	Member	II	2022(c)		Member			Member
Nathan K. Sleeper	Member	III	2023		Member		Member
Jonathan L. Zrebiec	Member	II	2022(c)		Member				Member

(a)	The Board appointed Ms. Lee to the Board, effective September 6, 2021.

(b)	Mr. Forbes is a Class I director whose term expires in 2022. Mr. Forbes intends to retire from the Board and will not stand for reelection.

(c)	Mr. Jackson, Ms. Lee, Ms. Reinsdorf and Mr. Zrebiec are Class II directors. The Class II directors are to be elected at the 2022 annual meeting of stockholders for a term expiring at the annual meeting of stockholders to be held in 2025.

(d)	No chair exists for the Affiliate Transactions Committee.

Executive Committee

The Executive Committee is generally authorized to act on behalf of our Board between scheduled meetings of our Board, except as provided by the Stockholders Agreement and by our Bylaws, to the fullest extent permitted by Delaware corporate law. However, the Executive Committee does not have the authority to approve amendments to our charter or Bylaws or specified extraordinary corporate transactions. The Executive Committee operates under a charter adopted by our Board, a copy of which is available on our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents.”

As of the end of Fiscal 2021, the members of the Executive Committee were Mr. Krenicki, Ms. Affeldt, Mr. Ball, Mr. Forbes, Ms. Lee, Mr. James S. Metcalf and Mr. Sleeper, with Mr. Krenicki serving as the Chair. The Executive Committee did not meet during the fiscal year ended December 31, 2021. Mr. Metcalf retired from the Board, and ceased to serve on the Executive Committee, effective March 31, 2022.

Audit Committee

The Audit Committee is responsible for engaging and discharging the independent auditors, as well as monitoring audit functions and procedures. The Audit Committee also provides assistance to the Board regarding its oversight of the Company’s financial statements, accounting, risk management and internal control practices. This also serves to provide confidence in the integrity of our publicly reported financial results and disclosures. In discharging its duties, the Audit Committee has the authority to retain independent legal, accounting and other advisors and has the sole authority to appoint, retain, replace or terminate the independent auditor.

As of the end of Fiscal 2021, the members of the Audit Committee were Mr. Forbes, Mr. Ball, Mr. Holland, Dr. Jackson and Mr. Janki, with Mr. Forbes serving as the Chair. Effective January 1, 2022, Mr. Ball replaced Mr. Forbes as the Chair of our Audit Committee. The Audit Committee met seven times during the fiscal year ended December 31, 2021.

The Audit Committee is composed solely of directors who are independent, have the requisite financial literacy to serve on the Audit Committee, as determined by our Board, and whom our Board has determined are “independent” under the listing standards of the NYSE and the rules and regulations of the SEC, including the heightened independence standards for Audit Committee members under Section 303A.06 of the NYSE Listed Company Manual, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10A3 promulgated thereunder.

Our Board, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Ball, the Chair of our Audit Committee, and Mr. Forbes are each an “audit committee financial expert” as defined by Item 407 (d)(5)(ii) of Regulation S-K.

The Audit Committee operates under a written Audit Committee Charter adopted by our Board. Our Board adopted an amended and restated Audit Committee Charter in Fiscal 2021. The amendments, among other things, clarify the Audit Committee’s responsibilities in light of applicable legal requirements. A copy of the amended and restated Audit Committee Charter is available on our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability, Governance — Governance — Governance Documents.”

Compensation Committee

The Compensation Committee is responsible for reviewing and making recommendations to our Board on all matters relating to compensation and benefits provided to executive management. The Compensation Committee also helps oversee the Company’s policies and strategies related to talent management and development for executive and senior management. Per SEC regulations, the Committee prepares a report of its compensation review and recommendations in the Company’s annual proxy statement. The Compensation Committee is permitted to delegate its authority on all matters for which it is responsible to subcommittees consisting of one or more members. The Compensation Committee met six times during the fiscal year ended December 31, 2021.

As of the end of Fiscal 2021, the members of the Compensation Committee were Ms. Affeldt, Mr. Ball, Mr. James, Mr. Krenicki, Ms. Reinsdorf, Mr. Sleeper and Mr. Zrebiec, with Ms. Affeldt serving as the Chair. The Compensation Committee is comprised solely of directors who are independent.

The Compensation Committee operates under a Compensation Committee Charter adopted by our Board. Our Board adopted an amended and restated Compensation Committee Charter in Fiscal 2021. The amendments, among other things, (i) provide more specificity about the categories of employees and officers that the Compensation Committee is charged with overseeing and (ii) charge the Compensation Committee with overseeing talent management, including workplace diversity and inclusion and employee engagement. A copy of the amended and restated Compensation Committee Charter is available on our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents.”

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible, subject to and in accordance with the Stockholders Agreement, for recommending qualified candidates to serve on our Board and evaluating, implementing and overseeing the standards and guidelines for the governance of the Company, including monitoring compliance with those standards and guidelines, as well as overseeing succession planning and evaluating the performance of the Board.

As of the end of Fiscal 2021, the members of the Nominating and Corporate Governance Committee were Mr. Krenicki, Ms. Affeldt, Mr. Holland and Mr. O’Brien, with Mr. Krenicki serving as the Chair. The Nominating and Corporate Governance Committee met four times during the fiscal year ended December 31, 2021.

The Nominating and Corporate Governance Committee operates under a Nominating and Corporate Governance Committee Charter adopted by our Board. Our Board adopted an amended and restated Nominating and Corporate Governance Committee Charter in Fiscal 2021. The amendments, among other things, (i) allocate a number of oversight responsibilities related to Environmental, Social and Governance (“ESG”) matters to the Nominating and Corporate Governance Committee and (ii) charge the Nominating and Corporate Governance Committee with reviewing emerging ESG trends. A copy of the amended and restated Nominating and Corporate Governance Committee Charter is available on our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents.” Our Corporate Governance Guidelines adopted by our Board, a copy of which is available at our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability, Governance,” include the criteria our Board believes are important in the selection of director nominees.

Pursuant to and in accordance with the Stockholders Agreement, for so long as the CD&R Investors own at least 7.5% of the outstanding shares of Company common stock, the CD&R Investors are entitled to nominate for election, fill vacancies and appoint replacements for a number of Board members in proportion to the CD&R Investors’ percentage beneficial ownership of outstanding Company common stock, but never to exceed one less than the number of independent, non-CD&R-affiliated directors serving on the Board (the “CD&R Investor Director Number”). At each annual meeting or special meeting of stockholders at which any directors of the Company are to be elected, the Company will take all corporate and other actions necessary to cause the applicable CD&R Investors’ nominees or designees to be nominated for election to our Board and we will solicit proxies in favor of the election of such nominees or designees to be elected at such meeting.

Further, pursuant to and in accordance with the Stockholders Agreement, for so long as stockholders unaffiliated with the CD&R Investors own in the aggregate at least 7.5% of the voting power of the Company, our Board at all times must be comprised of (i) the Chief Executive Officer of the Company, (ii) such number of CD&R Investor Directors (as defined in the Stockholders Agreement), not to exceed the CD&R Investor Director Number, (iii) directors who will not be appointed or designated by the CD&R Investors and will be independent of both the CD&R Investors and the Company (the “Independent Non-CD&R Investor Directors”), and (iv) up to one (1) additional director that is not a CD&R Investor Director or the Chief Executive Officer of the Company (the “Unaffiliated Shareholder Director”), who upon election would not be an Independent Non-CD&R Investor Director, provided that if the election or appointment of such person would have the effect of reducing the CD&R Investor Director Number, no such person shall be nominated or appointed without the approval of the CD&R Investor Directors.

Further, pursuant to the Stockholders Agreement, for so long as the CD&R Investor Voting Interest (as defined in the Stockholders Agreement) is at least 20% of the voting power of the Company, the CD&R Investors are entitled to representation proportionate to the CD&R Investor Voting Interest (rounded to the nearest whole number) on all committees of the Board, provided that, notwithstanding the foregoing, the CD&R Investors are entitled to have a minimum of one (1) CD&R Investor Director serving on each committee of the Board, subject to applicable restrictions set forth in the Stockholders Agreement, applicable law and New York Stock Exchange rules.

Pursuant to the Stockholders Agreement, the CD&R Directors who are members of the Nominating and Corporate Governance Committee (or, if none serve thereon, the remaining CD&R Directors or, if no CD&R Directors remain in office, the CD&R Investors) have the right to designate the CD&R Investor Director(s) to serve as members of a board committee, and the Unaffiliated Shareholder Directors shall have the right to designate the Unaffiliated Shareholder Director to serve as a member of a committee, in each case in accordance with Section 3.1(e)(i) of the Stockholders Agreement.

In identifying and evaluating nominees for director other than directors appointed by the CD&R Investors pursuant to the Stockholders Agreement, the Nominating and Corporate Governance Committee first looks at the overall size and structure of our Board to determine the need to add or remove directors and to determine if there are any specific qualities or skills that would complement the existing strengths of our Board, taking into account the overall diversity of the Board and its committees.

The Board codified standards for directors in the Board’s Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter. The Corporate Governance Guidelines provide that our Board should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. The Corporate Governance Guidelines also provide that at all times a majority of the Board must be “independent directors” as defined from time to time by the listing requirements of the NYSE and any specific requirements established by the Board. Each director also is expected to:

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

In evaluating candidates for our Board, our Board considers the Company’s priorities related to our culture and social sustainability objectives, with a focus on age, race, gender, and other forms of diversity in the composition of our Board. Our Board seeks candidates that reflect and support our efforts to create a work environment that is diverse, inclusive and equitable, and to benefit from the variety of experiences and backgrounds that diverse members bring to our organization.

In addition, our Board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of its oversight of the Company. To that end, our Board places a premium on its members’ professional experience in positions such as a senior manager, chief operations officer, chief financial officer, or chief executive officer of a relatively complex organization such as a corporation, university, or foundation. Ultimately, our Board believes it should be comprised of persons with skills in areas that may include some of the following: finance; manufacturing; sales and marketing; strategic planning; engineering and innovation processes; development of strategies for sustainability; human resources; safety; corporate social responsibility; corporate governance; regulatory and compliance; legal; international business; and information technology and cybersecurity. The age at the time of election of any nominee for director should be such to assure a minimum of three years of service as a director.

In addition to the targeted skill areas, the Nominating and Corporate Governance Committee looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to our Board, including:

•	Strategy — knowledge of our business model, the formulation of corporate strategies, and knowledge of key competitors and global markets;

•	Leadership — skills in coaching senior executives and the ability to assist the CEO in his development;

•	Organizational Issues — understanding of strategy implementation, change management processes, group effectiveness, and organizational design;

•	Relationships — understanding how to interact with customers, vendors, governments, investors, financial analysts, and communities in which we operate;

•	Functional — understanding of financial matters, financial statements and auditing procedures, legal issues, information technology, and marketing; and

•	Ethics — the ability to identify and raise key ethical issues concerning our activities and senior management as they affect the business community and society.

As part of its periodic self-assessment process, our Board annually determines the diversity of specific skills and experiences necessary for the optimal functioning of our Board in its oversight of the Company over both the short and long term.

The Corporate Governance Guidelines state our policy regarding the director selection process that requires the Nominating and Corporate Governance Committee to review the skills and characteristics that the Board seeks in its members individually and in relation to the composition of our Board as a whole, taking into account the overall diversity of the Board and its committees. As part of this process, the Board will assess the skill areas currently represented on our Board and those skill areas represented by directors expected to retire or leave our Board in the near future against the target skill areas established annually by our Board, as well as recommendations of directors regarding skills that could improve the overall quality and ability of our Board to carry out its function.

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

The Nominating and Corporate Governance Committee uses multiple sources for identifying and evaluating nominees for directors other than directors appointed by the CD&R Investors pursuant to the Stockholders Agreement, including referrals from our current directors and management, as well as input from third-party executive search firms. The Chair of the Nominating and Corporate Governance Committee and our Chair of the Board will then interview qualified candidates. Qualified candidates are then invited to meet the remaining members of the Nominating and Corporate Governance Committee. The remaining directors also have an opportunity to meet and interview qualified candidates. The Nominating and Corporate Governance Committee then determines, based on the background information and the information obtained in the interviews, whether to recommend to the Board that a candidate be nominated to our Board.

The Nominating and Corporate Governance Committee will consider qualified nominees recommended by stockholders. Stockholders may submit recommendations to the Nominating and Corporate Governance Committee in care of our Chair of the Board and Corporate Secretary at 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513 in the form and timing provided in our Bylaws. Subject to the requirements of the Stockholders Agreement described above, nominees for director who are recommended by our stockholders will be evaluated in the same manner as any other nominee for director.

Nominations by stockholders for seats on the Board not required to be filled by the CD&R Investors’ designees may also be made at an annual meeting of stockholders in the manner provided in our Bylaws. Our Bylaws provide that a stockholder entitled to vote for the election of directors may make nominations of persons for election to our Board at a meeting of stockholders by complying with required notice procedures. To be timely, nominations must be received at our principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by the stockholder must be delivered not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10 day following the day on which the public announcement of the date of such meeting is first made by us.

The notice must specify:

•	as to each person the stockholder proposes to nominate for election or re-election as a director:

•	the name, age, business address and residence address of the person;

•	the principal occupation or employment of the person;

•	the class and number of shares of our capital stock that are owned of record or beneficially by the person on the date of the notice; and

•	any other information relating to the person that is required to be disclosed in solicitations for proxies with respect to nominees for election as directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•	as to the stockholder giving the notice:

•	the name and record address of the stockholder and any other stockholder known by that stockholder to be supporting the nominee; and

•	the class and number of shares of our capital stock that are owned of record or beneficially by the stockholder making the nomination and by any other supporting stockholders.

We may require that the proposed nominee furnish us with other information as we may reasonably request to assist us in determining the eligibility of the proposed nominee to serve as a director. At any meeting of stockholders, the presiding officer may disregard the purported nomination of any person not made in compliance with these procedures.

Affiliate Transactions Committee

The Affiliate Transactions Committee is responsible for reviewing, considering and approving certain transactions between both the Company and its controlled affiliates, on the one hand, and the CD&R Investors and their affiliates, on the other hand. This committee is made up of (x) the Unaffiliated Shareholder Directors then in office and (y) one CD&R Investor Independent Director (as defined in the Stockholders Agreement), if a CD&R Investor Independent Director is then serving on the Board, and otherwise, the Chief Executive Officer of the Company serving as a director on the Board.

As of the end of Fiscal 2021, the members of the Affiliate Transactions Committee were Ms. Affeldt, Mr. Ball, Mr. Forbes, Mr. Holland, Dr. Jackson, Mr. James, Mr. Janki and Ms. Reinsdorf. The Affiliate Transactions Committee has no chair. The Affiliate Transactions Committee did not meet during Fiscal 2021.

The Affiliate Transactions Committee operates under an Affiliate Transactions Committee Charter adopted by our Board, a copy of which is available on our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents.”

Routine Transactions Committee

The Routine Transactions Committee is responsible for reviewing, considering and approving the following proposed transactions: (i) expenditures of capital or other assets outside the ordinary course and not part of the annual capital expenditure plan; (ii) mergers or acquisitions; (iii) non-ordinary course asset divestitures; (iv) any non-ordinary course joint ventures or similar arrangements with third-parties; and (v) certain hedging transactions. On February 27, 2019, the Board delegated to the Routine Transactions Committee the authority to oversee the Company’s Derivatives Use Policy, which governs the Company’s objectives, policies, procedures and practices to manage exposure to interest rate, currency and commodity risk positions.

As of the end of Fiscal 2021, the members of the Routine Transactions Committee are Mr. Ball, Mr. Forbes and Mr. Zrebiec, with Mr. Ball serving as the Chair. The Routine Transactions Committee met four times during the fiscal year ended December 31, 2021.

The Routine Transactions Committee operates under a Routine Transactions Committee Charter adopted by our Board, a copy of which is available on our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents.”

Corporate Governance

Our Board has adopted Corporate Governance Guidelines to provide guidance on corporate governance matters. A copy of these guidelines is available at our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents.” These guidelines provide a framework for our corporate governance initiatives and cover topics including, but not limited to, director qualification and responsibilities, Board composition, director compensation and management and succession planning. The Nominating and Corporate Governance Committee is responsible for overseeing and reviewing the guidelines and reporting and recommending to our Board any changes to the guidelines. During Fiscal 2021, our Board adopted amended and restated Corporate Governance Guidelines. The amendments to the Corporate Governance Guidelines, among other things, add a summary of the key oversight responsibilities of the Board, which clarifies the Board’s role in overseeing key areas of interest to stockholders, institutional investors and proxy advisors, such as oversight of risk management, ESG matters, and the Company’s long-term strategy. The amendments also reflect the Board and the Company’s increased commitment to diversity and board refreshment. Our Board is committed to ensuring that the Board is comprised of directors with an appropriate mix of skills, experiences and backgrounds to meet both the Board’s current and long-term needs.

You may obtain copies of the charters for our Audit Committee, Compensation Committee, Executive Committee, Affiliate Transactions Committee, Nominating and Corporate Governance Committee and Routine Transaction Committee, and our Corporate Governance Guidelines, free of charge, from our website at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents” or by writing to us at Cornerstone Building Brands, Inc., 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513, Attention: Investor Relations, Tina Beskid.

Our Board has adopted a Code of Conduct, which is designed to help officers, directors and employees resolve ethical issues in an increasingly complex business environment. The Code of Conduct is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. The Code of Conduct covers topics, including but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations.

Our Code of Conduct is available, free of charge, on our website, along with other corporate governance information, at www.cornerstonebuildingbrands.com under the heading “Investors — Sustainability — Governance — Governance Documents.” You may also obtain a copy by writing to Investor Relations at the address above.

Waivers from our Code of Conduct are discouraged, and any waivers from the Code of Conduct that relate to any officer or director must be approved by our Board, and will be disclosed to the fullest extent as required by law and will be posted on our website at www.cornerstonebuildingbrands.com within four business days of any such waiver.

The Board’s Role in Risk Oversight

The Board has ultimate responsibility for risk oversight. Management is responsible for the day-to-day management of the risks we face. The Board and its committees provide active oversight in connection with those efforts of the management, with a particular focus on ensuring that the Company’s risk management practices are adequate. Such risk management practices involve designing or updating policies with respect to compliance, cybersecurity, data privacy, climate and succession planning. Specific risk management activities performed or to-be performed by management include: identifying and prioritizing risk and risk controls related to significant business activities; monitoring the emergence and onset of certain key risks; and reviewing and determining the sufficiency of risk identification, the balance of potential risk to potential reward, the appropriate manner in which to control risk, and the support of the programs discussed below and their risk to company strategy. In Fiscal 2021, the Company implemented new enterprise-wide risk management processes, which include a multi-factor, qualitative and quantitative process to assess the likelihood, timing and impact of risks. The Board implements its risk oversight responsibilities by having management provide periodic briefing and informational sessions on the significant voluntary and involuntary risks that the Company faces and how the Company is seeking to control risk if and when appropriate. The Executive Committee monitors risks identified through the Company’s enterprise-wide risk management process and oversees periodic Board review of enterprise-wide risks. The Audit Committee oversees management’s implementation and maintenance of the Company’s enterprise-wide risk management process, as well as risks related to, among other things, financial reporting, internal controls, compliance, cybersecurity and data protection. The Compensation Committee oversees risk related to, among other things, the Company’s compensation policies and programs as well as talent management and development initiatives. The Nominating and Governance Committee oversees risk related to, among other things, the Company’s corporate governance structure, policies and practices, including ESG and corporate social responsibility matters, the Board’s composition, succession planning and the Company’s culture. Presentations and other information for the Board and Board committees generally identify and discuss relevant risk and risk control; and the Board members assess and oversee the risks as a part of their review of the related business, financial, or other activity of the Company.

Risk Analysis of Our Compensation Plans

Frederic W. Cook (“F.W. Cook”) was engaged by the Compensation Committee to assist with the assessment of risk arising from the Company’s compensation programs and policies. F.W. Cook’s assessment covered each material element of the executive compensation programs, including our compensation mix of (i) fixed components like salary and benefits, (ii) annual incentives that reward overall financial performance and (iii) a portfolio approach for service-based and performance-based equity awards. Based on these assessments, the Company concluded that our policies and practices do not create risk that is reasonably likely to have a material adverse effect on the Company or to encourage excessive and unnecessary risk taking by executive officers or other employees, because these programs are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals. F.W. Cook’s assessments also took into account that our compensation opportunities are generally measured by a variety of performance metrics, include a pay mix that is balanced between cash and equity, entail annual reviews of executives which impact annual merit increases, establish goal setting, payout curves, including caps on awards and also incorporate risk mitigation policies such as stock ownership guidelines or anti-hedging/anti-pledging restrictions and clawback policies.

Sustainability

We published our first ESG report in April 2022. The report documents our progress toward our ESG objectives and outlines what we aspire to achieve in the future. As we continue our journey to become a premier exterior building solutions company in North America, we recognize our responsibility to increase our positive impact on ESG issues affecting our society and the world while strengthening and expanding our core value of safety to our employees, customers and communities.

This belief is embodied in our business strategy, which serves as a guidepost for building our capabilities to becoming a customer-first, solutions-driven company. We aim to focus on the responsible, sustainable solutions our services and products can offer while, in parallel, evaluating our environmental footprint, creating a safe and inclusive work environment for our employees, and improving the communities we serve.

We are dedicated to constantly improving the sustainability of our solutions through operational efficiencies that reduce our environmental impact and increase the life cycle and recyclability of our products. We believe recyclable and environmentally favorable products help conserve natural resources and reduce our products’ overall environmental impact. We operate lean manufacturing processes to reduce, reuse and recycle waste where possible through both internal initiatives and in partnership with suppliers and other third-party vendors.

We are mindful of the harmful effects of global climate change and the contributions to climate change from our manufacturing operations, the transportation and distribution of products, and the end-use of building construction products. Looking ahead, we will set targets across our business to reduce our energy consumption and greenhouse gas emissions while continuing to develop more environmentally sustainable products that can withstand changes in the environment related to climate change. In 2021, with the help of third-party platforms, we began collecting and analyzing utility provider data (i.e., electricity, natural gas and water) to assist with energy procurement and market advisory, calculate our baseline greenhouse gas emissions, implement demand-side energy efficiency opportunities, and assist with ESG reporting.

In 2021, we created vital frameworks required to support our ongoing ESG work. We established board oversight of ESG; hired experienced, dedicated ESG leaders; created an ESG council; and updated our ESG website hub with our recently-published ESG report. We continue to engage with our stakeholders to regularly communicate progress, share meaningful ESG achievements and stories, and outline future ESG priorities and goals. These robust governing mechanisms ensure that our ESG efforts are never an afterthought but instead an essential part of Cornerstone Building Brands’ business and culture.

Human Capital Management

Talent acquisition, engagement and retention is one of our highest priorities because our employees design and build our exterior building products for our customers. Our core values guide us in creating the environment where we can all win together. This starts with our emphasis on occupational health, safety and employee wellbeing in our operations. To attract and retain the best employees, we focus on providing competitive pay and benefits. We provide benefit programs with the goal of improving the physical, mental and financial wellness of our employees throughout their lifetime. Some examples in the U.S. include base and variable pay, medical and dental coverage, paid time off and retirement saving plans with a Company match. We also offer a broad range of benefits to support our employees wanting to expand their families, including adoption benefits and infertility treatment benefits. We continually review wages to ensure we are fair, equitable, competitive and can attract and retain the best talent. We recruit our talent from a wide range of industries and use many different methods to attract a diverse pool of applicants including community job fairs, job boards, social media, and employee or community agency referrals. We commit to creating a safe and inclusive work environment for our employees. Embracing all employees and applicants, no matter their background, race, age, sexual orientation and identity, and delivering a transparent, fair and engaging experience across the organization are both core to our talent management strategy.

Diversity, Equity & Inclusion (“DE&I”) is foundational to the successful execution of our business strategy. Building a strong, growing organization begins with our employees, a team comprised of people from many backgrounds, each adding a unique and valued contribution to the success of our organization. In Fiscal 2020, we established a DE&I Council (the “Council”) to support our purpose, mission and core values to have a culture and work environment that is diverse, equitable and inclusive. The Council’s responsibilities include defining DE&I metrics, benchmarking, providing education and training to employees, seeking employee feedback and building engagement, as well as evaluating current Company initiatives with a DE&I mindset. In Fiscal 2021, to further support our employees and integrate DE&I into our Company culture, we formed various employee resource groups for women, people of color, LGBTQ+ and veterans, providing employees with opportunities to express opinions, develop professional skills, find peer support and mentorship, and increase overall engagement through a tangible sense of belonging.

Cybersecurity and Data Privacy

Our cybersecurity policy applies to all of our employees, contractors, consultants, third-party service providers and vendors. Our core cybersecurity objectives are related to the overall protection of systems, people, assets, data and security. Our cybersecurity policy contains preventative and detective measures to protect against cyber-attacks that seek to (i) acquire confidential information, (ii) corrupt, damage or destroy information and systems and (iii) flood network resources to render them unavailable. Our employees are required to participate in regular cyber security awareness campaigns along with annual cyber security, privacy and information training.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than 10% of any of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Our employees prepare these reports for our directors and executive officers who request it on the basis of the information obtained from them and from the Company’s records. Our directors and officers are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on our review of the copies of the forms received by us with respect to Fiscal 2021, or written representations from the reporting persons, we believe that all Section 16(a) executive officers, directors and greater than 10% beneficial stockholders of the Company complied with applicable Section 16(a) requirements during Fiscal 2021.

Item 11. Executive Compensation.

Compensation Discussion & Analysis

This Compensation Discussion & Analysis (“CD&A”) provides information regarding the Company’s compensation programs for the named executive officers of the Company (the “NEOs”) for fiscal year ended December 31, 2021 (“Fiscal 2021”). As such, our NEOs include:

•	Rose Lee, President and Chief Executive Officer;

•	Jeffrey S. Lee, Executive Vice President, Chief Financial Officer and Chief Accounting Officer;

•	Katy K. Theroux, Executive Vice President and Chief Human Resources Officer;

•	James F. Keppler, Executive Vice President, Operations;

•	Alena S. Brenner, Executive Vice President, General Counsel and Corporate Secretary; and

•	James S. Metcalf, former Chief Executive Officer and Executive Chairman.

Summary & Highlights for Fiscal 2021

Compensation Highlights for Fiscal 2021

On September 6, 2021, James S. Metcalf retired as Chief Executive Officer (“CEO”) of the Company and Rose Lee commenced service as CEO of the Company. Prior to the announcement of the transition, the Board conducted a comprehensive search process to identify a successor to Mr. Metcalf. Based upon Ms. Lee’s background, including her history of leadership building high-performing teams and senior management experience as president of a global business segment of an NYSE-listed international manufacturing company, Ms. Lee was well-qualified for the role of CEO. Ms. Lee also has rich industry experience, having held senior leadership positions in industries serving construction, transportation, energy and defense sectors. As part of the leadership transition, Mr. Metcalf continued to serve as executive chairman of the Board (“Executive Chairman”) until March 31, 2022. The Company entered into an employment agreement with Ms. Lee in connection with her appointment, which is described below under the heading “CEO Compensation,” and into a retirement agreement with Mr. Metcalf in connection with his retirement, which is described below under the heading “Mr. Metcalf’s Retirement.”

Performance Highlights in Fiscal 2021

We delivered strong financial results in Fiscal 2021 while navigating challenging supply chain distributions and changing market conditions. Leveraging our ability to quickly adapt to changing market dynamics and our agile execution capabilities, we maintained price discipline across all segments, which offset inflationary pressures from raw materials, labor, and freight. Additionally, we benefited from a recovering construction market in Fiscal 2021.

We also strengthened our balance sheet and reduced our leverage ratio in Fiscal 2021. We advanced our growth strategy by investing in acquisitions that expanded our geographic reach, our product offering, and strengthened our channel positions. Our acquisition of Union Corrugating Company Holding, Inc. expanded our offerings to the residential metal roofing market and the acquisitions of Cascade Windows, Inc. and Prime Windows LLC deepened our presence in the Western United States. In addition to our strong performance, we remained focused on enhancing long-term growth by taking actions to optimize our portfolio. During Fiscal 2021, we divested the insulated metal panels and roll-up door businesses, which unlocked stockholder value and enabled investments that furthered growth in large, deep markets.

In Fiscal 2021, we focused on accelerating improvements in our operations and strengthening engagement with our employees and customers. We made significant progress in creating a safer work environment, more efficient manufacturing processes, and more effective tools and methods. We also made substantial investments in automation technologies to improve our labor efficiency and strengthen our position as a cost-effective producer. To enhance customer engagement, we invested in backend systems for business and enterprise management, including those for digitally enabled transactions and communications tools.

Say on Pay

At our 2021 annual meeting of stockholders, our stockholders demonstrated their strong support of our compensation program, with more than 99% of the votes cast in favor of the advisory “Say on Pay” vote regarding the compensation of the named executive officers (“NEOs”) as disclosed in our 2021 proxy statement. The Compensation Committee viewed the result of this advisory vote as strongly supportive of our pay-for-performance philosophy. Our Compensation Committee continually evaluates the Company’s compensation practices to best align the interests of our senior executives and our stockholders and will continue to do so such that they remain aligned with our compensation objectives. Our Board, Compensation Committee and management team all value the opinions of our stockholders and are committed to considering their opinions in making these important decisions. In light of these results, the Compensation Committee substantially maintained our existing executive compensation program during Fiscal 2021.

Executive Compensation Governance

Compensation Philosophy and Objectives of the Company’s Compensation Program

Our executive compensation philosophy is based on the principle that executive pay should be linked to the performance of the Company and the individual executives. Our Compensation Committee has established the following objectives for our executive compensation programs:

•	attract, retain and motivate exceptional executives;

•	reward performance measured against established goals;

•	provide incentives for future performance; and

•	align executives’ long-term interests with the interests of our stockholders.

In support of these goals, we designed our compensation programs to reward excellent short-term performance and to encourage executives’ commitment to the Company’s long-term, strategic business goals. We balance short- and long-term compensation through salary and annual performance bonuses and the grant of restricted stock or RSUs, stock options, and PSUs with multi-year vesting conditions to reinforce that neither short- nor long-term business objectives should be achieved at the expense of the other. Our goal is to increase the proportion of long-term compensation as an executive’s responsibility and accountability for Company results increases in order to further tie the value received by our most senior executives to the strong financial and stock price performance of the Company over time and retain high-performing, experienced executives whose interests are strongly aligned with the long-term interests of our stockholders.

To further align the interests of our senior management team with those of our stockholders, we have also implemented stock ownership guidelines under which each of our NEOs is expected to acquire and hold a number of shares of our common stock having a value equal to a multiple of his or her annual salary. See “Item 11. Executive Compensation —Compensation Discussion & Analysis — Stock Ownership Guidelines.”

Determination and Administration of Compensation Programs and Amounts

Decisions regarding executive compensation are based primarily on the assessment by the Compensation Committee of each NEO’s leadership and operational performance, and potential to enhance long-term value to the Company’s stockholders. Since February 2015, the Compensation Committee has retained a compensation consultant, Frederic W. Cook & Co. (“FW Cook”), to assist it in its comprehensive review of the Company’s executive compensation program. During Fiscal 2021, FW Cook continued to advise the Compensation Committee regarding compensation packages for existing executives, new hires, and promotions and other governance related matters, as well as our director compensation arrangements (see “Item 11. Executive Compensation — Compensation of Directors”). The Compensation Committee also relies on its judgment, prior experience, and the judgment of our former CEO, Mr. Metcalf and our current CEO, Ms. Lee, about each individual NEO in determining the amount and combination of compensation elements and whether each payment or award appropriately encourages and rewards performance. The Compensation Committee meets regularly in separate executive sessions without management personnel present and also requests periodically that our officers or employees attend meetings.

Based on (1) the benchmarking study prepared by FW Cook and provided to the Compensation Committee in December 2020, (2) discussions with and recommendations by Mr. Metcalf (and, as applicable, Ms. Lee) during Fiscal 2021 and (3) our pay-for-performance policies, the Compensation Committee determined to largely maintain our existing executive compensation programs during Fiscal 2021.

Role of the Compensation Committee

Key factors considered by the Compensation Committee in this regard include:

•	actual performance compared to pre-established financial, operational and strategic goals for the Company and the NEO’s reporting unit;

•	the nature, scope and level of the NEO’s responsibilities;

•	individual contribution to the Company’s financial results, particularly with respect to key measures such as net sales, Adjusted EBITDA, Adjusted EBTIDA as a percent of net sales, free cash flow, and working capital as a percentage of net sales;

•	effectiveness in leading our initiatives to enhance quality and value provided to customers; and

•	individual contribution to a culture of honesty, integrity and compliance with our Code of Conduct and applicable laws.

The Compensation Committee also considered the appropriate balance between incentives for long-term and short-term performance as well as internal “pay equity” — in other words, the relative differences in compensation among the executive officers. In addition, our Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking. See “Item 10. Directors, Executive Officers and Corporate Governance –– Risk Analysis of Our Compensation Plans.”

Role of Management

During Fiscal 2021, Mr. Metcalf, Ms. Lee, Ms. Theroux and other senior executives attended certain Compensation Committee meetings at the Compensation Committee’s request to advise the Compensation Committee regarding our performance and to recommend compensation and benefits for our NEOs (other than the CEO). Our management, under the leadership of our CEO, plays an important role in establishing and maintaining our compensation programs for our NEOs. Management’s role includes recommending plans and programs to the Compensation Committee, implementing the Compensation Committee’s decisions regarding the plans and programs and assisting and administering plans in support of the Compensation Committee. The Compensation Committee also relied to a certain extent on Mr. Metcalf’s and Ms. Lee’s evaluations of other NEOs whose day-to-day performance was not as visible to the Compensation Committee as it was to Mr. Metcalf and Ms. Lee.

Role of Independent Advisors

The Compensation Committee’s charter provides that it may retain advisors, including compensation consultants, in its sole discretion. The Compensation Committee has assessed the independence of FW Cook pursuant to SEC and NYSE rules and has determined that FW Cook does not have any economic interest or other relationship that would create a conflict with its services to the Compensation Committee.

Peer Group

In assessing compensation elements and making compensation decisions for our executive officers, our Compensation Committee considers the executive compensation practices of a peer group of companies of similar size to the Company in related industries. In Fiscal 2020, our Compensation Committee adopted a revised compensation peer group with the assistance of FW Cook. The changes to the compensation peer group were made to include companies that better align with the Company’s operations and business model. The following peer group was used in making compensation decisions for our NEOs during Fiscal 2021:

Acuity Brands, Inc.	JELD-WEN Holding, Inc.	Masonite International Corporation
Carlisle Companies Inc.	Leggett & Platt, Inc.	Mohawk Industries, Inc.
Fortune Brands Home & Security, Inc.	Lennox International, Inc.	nVent Electric plc
Generac Holdings Inc.	Louisiana-Pacific Corporation	Owens Corning
Hubbell Inc.	Masco Corporation

CEO Compensation

The Compensation Committee is directly responsible for determining the salary level of the CEO and all awards and grants to the CEO. In September 2021, the Company entered into an employment agreement with our current CEO, Ms. Lee, in connection with her appointment. During Fiscal 2021, 94% of the compensation of Ms. Lee was “at-risk,” meaning it was comprised of long- and short-term incentives, none of which are guaranteed to be paid. Ms. Lee’s overall compensation package has also been set at a level that we believe provides appropriate differentiation between CEO compensation and the compensation of other executive officers hired from time to time.

In November 2018, the Company entered into an employment agreement with our former CEO, Mr. Metcalf, in connection with his appointment as Chairman and Chief Executive. During Fiscal 2021, prior to his retirement, 89% of the compensation of Mr. Metcalf was “at-risk.” Mr. Metcalf’s overall compensation package was set at a level that we believe provides appropriate differentiation between CEO compensation and the compensation of other executive officers hired from time to time. Information on Fiscal 2021 compensation for Mr. Metcalf is set forth in the compensation tables following this CD&A.

During the Board’s selection process in appointing a CEO in connection with Mr. Metcalf’s retirement, the Company’s compensation consultant, FW Cook, conducted analyses on proposed compensation arrangements, which were carefully considered by the Compensation Committee in setting Ms. Lee’s annual compensation. The Compensation Committee aimed to provide comparable and competitive compensation to Ms. Lee based on her previous compensation levels, Mr. Metcalf’s pay during his time as CEO and certain elements of pay relative to other NEOs. The Compensation Committee also considered an analysis by FW Cook of CEO pay within the Company’s peer group.

In order to assume her position as CEO of the Company, Ms. Lee forfeited certain compensation, including her annual bonus and substantial amounts of equity awards, with her former employer. In order to compensate Ms. Lee for such forfeited compensation, Ms. Lee was granted a $500,000 one-time make-whole cash payment and $8.5 million in one-time make-whole equity awards, consisting of $2 million of stock options, $3 million of restricted stock units and $3.5 million of performance share units. The key factors considered by the Compensation Committee, in consultation with FW Cook, in structuring Ms. Lee’s one-time awards are as follows:

•         Replacement of Forfeited Compensation: Ms. Lee’s cash and equity make-whole awards were intended to replace compensation from Ms. Lee’s former employer that Ms. Lee would forfeit as a result of joining the Company. Granting awards for recruitment purposes and replacement compensation is customary among our peers and in this industry, and doing so is essential to recruiting not only top talent, but also experienced executives who will best serve our stockholders.

•         Strong Pay for Performance Alignment: The make-whole equity awards include options and restricted stock units that have a three-year vesting schedule from the commencement of Ms. Lee’s employment and performance share units, which make up the largest portion of her make-whole equity award, that have the same performance-vesting and service-vesting terms as the performance share units granted to other NEOs. Accordingly, the make-whole equity awards further align Ms. Lee’s interests with those of our stockholders, incentivize strong performance, and reflect the long-term nature of Ms. Lee’s role with the Company. Further, any amount of a cash bonus received by Ms. Lee in connection with the make-whole awards are subject to clawback upon voluntarily resignation within the first anniversary of hire, again aligning with an overall commitment of continued service with the Company.

•         One-Time Nature: Ms. Lee’s make-whole awards are one-time in nature and were issued in connection with her recruitment.

Elements of Executive Compensation

The principal elements of compensation provided to our NEOs consist of a base salary, the opportunity to earn a bonus under the Company’s annual cash bonus program (the “Bonus Program”) and long-term incentive compensation under the Cornerstone Building Brands, Inc. 2003 Long-Term Stock Incentive Plan, as Amended and Restated effective January 27, 2018 and further amended effective April 10, 2019 and April 24, 2020 (the “Incentive Plan”).

Base Salary

The Compensation Committee annually reviews base salaries and makes adjustments in light of competitive data regarding a peer group of companies as well as a NEO’s responsibilities, experience and performance levels relative to other executives and the potential for making significant contributions in the future, to ensure that salary levels remain appropriate and competitive. Base salary provides the foundation for calculating other benefits such as annual cash bonus and discretionary matching under the 401(k) plan, so the executive’s individual performance has a significant impact on both salary and the benefits derived from salary.

Named Executive Officer	Fiscal 2021 Base Salary(a)
Rose Lee	$1,000,000
Jeffrey S. Lee	600,000
Katy K. Theroux	450,000
James F. Keppler	510,000
Alena S. Brenner	400,000
James S. Metcalf	1,100,000

(a) Reflects annual rate of base salary.

Annual Bonus

Short-term annual cash incentive compensation is provided through our Bonus Program, under which annual cash bonuses may be paid to executives to reward their contributions to our business during the year. In Fiscal 2014, our stockholders approved our Senior Executive Bonus Plan, which continues to remain in effect.

Fiscal 2021 Performance Criteria

For Fiscal 2021, the performance criteria for annual bonuses for our NEOs who held executive-level positions (exclusive of business unit executives) was based 80% on the Company’s Adjusted EBITDA and 20% on the Company’s working capital as a percentage of net sales.

For purposes of the annual bonus metrics, “Adjusted EBITDA” excludes restructuring and impairment charges, strategic development and acquisition-related costs, gain on divestitures, debt refinancing costs, share-based compensation, and certain other items excluded in order to more accurately reflect current underlying performance. For additional information regarding Adjusted EBITDA, including a detailed calculation and reconciliation to the most comparable GAAP measure, see page 36 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the heading “Non-GAAP Financial Measures.”

Under the Fiscal 2021 Bonus Program, achievement of Adjusted EBITDA and working capital as a percent of net sales metrics threshold is set at either the prior year’s actual performance results or, in the case of EBITDA, 85% of the current year plan target, whichever is greater. Additionally, the Adjusted EBITDA threshold must be met in order for payment to be earned in respect of the working capital metric, or payout will be capped at the target payout percentage, typically 100%.

The payout for threshold levels of achievement, the beginning level at which payouts can be earned, was 50%, and the payout for maximum levels of achievement was 200%. Our Company believes this plan design keeps employees focused on the most important performance measures and maintains trust in the Company’s compensation practices.

For performance at or above the threshold, payments under the Bonus Program are made as follows:

Metric	Weighting	Threshold (50% Earned)	Target (100% Earned)	Maximum (200% Earned)
Adjusted EBITDA	80%	92% of goal	100% of goal	110% of goal
Working Capital as % of Net Sales	20%	107% of goal	100% of goal	93% of goal

Adjusted EBITDA and working capital performance between these three levels is determined by linear interpolation. Total annual bonuses for all employees, including non-management employees, may not exceed 15% of the Company’s adjusted pre-tax profit for Fiscal 2021, calculated in accordance with the Bonus Program, before accrual for bonuses and before share-based compensation expense under the Incentive Plan.

Fiscal 2021 Bonus Earned

In Fiscal 2021, each NEO was assigned a target annual bonus equal to a percentage of his or her base salary, as set forth in the table below. See “Item 11. Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

For Fiscal 2021, the Company achieved Adjusted EBITDA of $687,982 million against target Adjusted EBITDA of $614,269 million and working capital of 16.2% of net sales against a target working capital of 14.4% of net sales. This achievement level corresponded to a bonus payout at 200% of the portion of the target annual bonus based on Adjusted EBITDA, and a bonus payout at 0% of the portion of the target annual bonus based on working capital, resulting in a total payout at 160% of target bonus levels. The target annual bonus for Ms. Lee was prorated based on employment during 2021. The Compensation Committee did not revise or reset performance goals during the year, nor did it exercise any discretion to increase or decrease these payout levels, resulting in the bonuses shown in the following table.

Named Executive Officers	Fiscal 2021 Target Bonus % Salary	Fiscal 2021 Target Bonus ($)	Fiscal 2021 % of Target Earned	Fiscal 2021 Bonus Earned ($)
Rose Lee	120	1,200,000	51	615,452
Jeffrey S. Lee	90	540,000	160	864,000
Katy K. Theroux	75	337,500	160	540,000
James F. Keppler	80	408,000	160	652,800
Alena S. Brenner	75	300,000	160	480,000
James S. Metcalf	135	1,485,000	160	2,376,000

One-Time Make-Whole Payment to Ms. Lee

In addition to the annual bonuses under the Fiscal 2021 Bonus Program, the Company made a one-time cash payment of $500,000 to Ms. Lee in connection with her commencement of employment as our Chief Executive Officer, which was intended to compensate her for amounts forfeited at her prior employer. See “Item 11. Executive Compensation —Compensation Discussion & Analysis — Determination and Administration of Compensation Programs and Amounts — CEO Compensation” and “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Fiscal 2021.”

Long-Term Incentive Compensation

Generally

Our long-term incentive compensation is provided under the Incentive Plan, a stockholder-approved equity-based compensation plan that allows the Company to grant a variety of awards, including stock options, restricted stock, RSUs, stock appreciation rights, performance share awards, phantom stock awards and performance-based and other cash awards.

We believe that equity awards to our NEOs must be sufficient in size to provide a strong, long-term performance and retention incentive for executives and to increase their vested interest in the Company. The value of the equity awards granted to NEOs is based on individual performance assessments of each of the NEOs as well as other members of executive management.

Long-Term Incentive Awards Granted to NEOs in 2021

In March 2021, our Compensation Committee approved a grant of long-term incentives to our NEOs, referred to below as the “FY 2021 LTI Awards.”

The FY 2021 LTI Awards consist of (i) options to purchase shares of the Company’s common stock with a per share exercise price of $13.78, which was the fair market value of a share of Company common stock on the date of grant, and having a 10-year term (the “Options”), (ii) RSUs, each representing the right to acquire on vesting one share of the Company’s common stock, and (iii) PSUs, each representing the right to acquire a number of shares of the Company’s common stock equal to 0%-200% of the “target” contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier with a range of 0%-200% based on total stockholder return, which combined provide the potential to raise the total payout to 400%, subject to the grantee’s continued employment with the Company. The number of Options, RSUs and PSUs granted to each NEO was determined based on the average closing price of the Company common stock for grant date and 30 days preceding the grant date, with Options representing 30% of the total value, RSUs representing 20% of the total value, and PSUs representing 50% of the total value of each grant. We believe that the combination of Options, RSUs and PSUs, and their accompanying vesting schedules, will align the interests of our NEOs and stockholders and help us retain executives who are critical to the successful execution of our business strategy.

The number of Fiscal 2021 Awards granted to each NEO is set forth in the following table:

Named Executive Officer(a)	Number of Options Granted	Number of Performance Share Units Granted (at Target)	Number of Restricted Stock Units Granted
Rose Lee	—	—	—
Jeffrey S. Lee	88,811	69,819	27,928
Katy K. Theroux	36,570	28,749	11,500
James F. Keppler	36,570	28,749	11,500
Alena S. Brenner	23,707	18,716	7,487
James S. Metcalf	235,088	184,813	73,926

 (a)    Excludes the amounts Mses. Lee and Brenner received as one-time initial grants upon joining the Company, which are described below.

Vesting Terms Applicable to FY 2021 LTI Awards

The FY 2021 LTI Awards consist of Options, RSUs and PSUs. The Options are subject to vesting over three years based on continued employment. Generally, Options expire on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. The RSUs are also subject to vesting requirements based on continued employment through the end of a specified time period. RSUs typically vest in annual increments over three to five years (three years for the FY 2021 awards) or earlier upon death, disability or a change in control. The PSUs are usually subject to cliff vesting at the end of the performance period, which is typically three years. Certain awards provide for accelerated vesting upon termination without cause or for good reason and/or “double-trigger” vesting upon a qualifying termination in connection with a change of control.

One-Time Make-Whole Equity Awards to Ms. Lee and Ms. Brenner

Our Compensation Committee approved a one-time make-whole equity award to Ms. Lee with an aggregate grant date fair value of $8.5 million, consisting of $2 million of Options, $3 million of RSUs, each subject to three equal installments on the first three anniversaries of September 15, 2021 and $3.5 million of PSUs subject to cliff vesting on March 15, 2024. In addition, Ms. Brenner was awarded a one-time make-whole equity award with an aggregate grant date fair value of $500,000, consisting of $400,000 of RSUs and $100,000 of Options, each subject to service vesting in three equal installments on the first three anniversaries of March 15, 2021. These awards to Mses. Lee and Brenner were granted in connection with commencement of employment and intended to compensate for amounts forfeited with their prior employers. See “Item 11. Executive Compensation — Compensation Discussion & Analysis — Determination and Administration of Compensation Programs and Amounts — CEO Compensation” and “Item 11. — Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Fiscal 2021.”

The number of options and units granted in connection with the make-whole awards is set forth in the following table:

Name	Number of Options Granted	Number of Performance Share Units Granted (at Target)	Number of Restricted Stock Units Granted
Rose Lee	262,466	213,813	183,268
Alena S. Brenner	15,805	—	29,945

Retirement Benefits

Our executive officers, including our NEOs, are eligible to participate in our tax-qualified 401(k) plan. In addition, we believe that benefit programs that address the unique circumstances of executives in light of limitations imposed on benefits payable from qualified welfare, profit-sharing and retirement plans are critical in attracting and retaining quality executives. Therefore, we have adopted a Deferred Compensation Plan (“DCP”) that allows key employees to defer a portion of their annual salary and annual cash bonus, subject to certain specified maximum deferral amounts. Company common stock is also an investment option for certain of our executive officers. Amounts from the 401(k) plan that are deferred into the Company common stock fund remain invested in the Company common stock fund until distribution. See “Item 11. Executive Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

Other Compensation

Employment Agreements and Termination Benefits

The Company has entered into employment agreements with each of its NEOs. The descriptions herein pertain to their employment agreements as in effect during Fiscal 2021. The initial term of Mses. Lee and Brenner’s employment agreement runs for a period of one year, subject to automatic one-year extensions thereafter unless either party gives notice of non-renewal. The initial terms of Ms. Theroux’s and Messrs. Metcalf, Keppler and Lee’s employment agreements have expired, and each such agreement has been automatically extended for a period of one year (until, for Mr. Metcalf, his retirement from his role as CEO effective as of September 6, 2021 and continuation in the role of Executive Chairman through March 31, 2022). The employment agreements generally provide for a base salary, target annual bonus and annual long-term incentive opportunity. In addition, the employment agreements include restrictive covenants, including confidentiality, non-competition, non-solicitation and non-disparagement covenants.

The employment agreements and certain other compensation arrangements of the Company include provisions providing for special payments or benefits upon specified termination events or in connection with the occurrence of a change in control of the Company. However, these arrangements do not include “gross-ups” for golden parachute excise taxes or other taxes. We believe that these termination and change in control benefits provide covered NEOs an incentive to act in the stockholders’ best interests during a takeover despite the risk of losing their jobs or a significant change in the nature of their benefits and responsibilities. We also believe that, in some cases, our termination and change in control benefits are necessary to attract and retain certain executives. For a description of the terms of the employment agreements, consulting agreements and equity awards, see “Item 11. Executive Compensation — Potential Payments upon Termination or Change in Control.”

Perquisites and Personal Benefits

We offer limited perquisites or personal benefits to our NEOs. In 2021, we engaged James Drury Partners to assist Mr. Lee and Ms. Theroux in finding a position on the board of directors of another company to gain valuable experience and expertise to broaden their professional skillsets. In addition, we provide certain financial planning services and personal entertainment and related expenses (e.g., concert tickets) for certain employees, including some of our NEOs. In 2019, the Company paid a country club initiation fee that may be utilized by up to three individuals per year, subject to the individual paying the monthly membership fee and other costs. In 2021, Mr. Lee utilized this benefit to join the country club.

In 2021, we allowed certain NEOs to use the Company’s aircraft to increase efficiency (with respect to Ms. Lee) and for health and safety purposes as a result of Covid-19. In 2022, we implemented an Aircraft Use Policy that provides for us to operate one or more aircrafts to improve management efficiency and effectiveness in connection with business-related travel transfer. We also maintain an arrangement for use of a chartered aircraft. The Aircraft Use Policy generally permits the CEO, direct reports to the CEO and members of the Board to use the aircraft for business related purposes only. Any travel that is not business related requires prior written approval of our Lead Independent Director or Compensation Committee Chair. In January 2022, the Compensation Committee approved Ms. Lee’s airplane use for limited personal trips through June 30, 2023, between Raleigh and Philadelphia, where Ms. Lee’s family currently resides, no more than once a month, the cost of which will be imputed income.

Gross-Ups

With the exception of limited, one-time tax indemnification in connection with the incurrence of relocation expenses under our relocation policy, the Company generally does not provide for any tax assistance or “gross-ups” for any of its executives. However, in 2021, we provided for gross-ups to Mr. Lee and Ms. Theroux pursuant to the engagement of James Drury Partners, which was intended to benefit the Company by enabling Mr. Lee and Ms. Theroux to broaden their professional skillsets, as described above.

Other Compensation Considerations

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) imposes a $1 million limit on the amount that a public company may deduct each year for compensation paid to “covered employees.” Covered employees generally consist of our CEO, Chief Financial Officer (“CFO”), and each of the next three highest compensated officers for the taxable year, without regard to whether such executive officers are serving at the end of the taxable year, and anyone who previously has been a covered employee for any taxable year beginning after December 31, 2016.

While the Company seeks to take advantage of favorable tax treatment for executive compensation where appropriate, we believe that the primary drivers for determining the amount and form of executive compensation must be the retention and motivation of superior executive talent. We will continue to review the Company’s executive compensation practices and will seek to preserve tax deductions for executive compensation to the extent consistent with our objective of providing compensation arrangements necessary and appropriate to foster achievement of the Company’s business goals, although the Company may grant and pay compensation that is not tax deductible should the Company determine that doing so will better meet the Company’s objectives.

Stock Ownership Guidelines

In November 2016, our Board approved the Cornerstone Building Brands, Inc. Executive Stock Ownership Guidelines, which were further amended in May 2019. Pursuant to the stock ownership guidelines, certain of our executives, including our NEOs, and non-employee directors are expected to acquire and hold a certain level of our common stock based on a multiple of salary or cash retainer, as applicable. The stock ownership guidelines were developed with the assistance of FW Cook and were adopted to further align the interests of covered executives with those of our stockholders.

Under the stock ownership guidelines, each of our NEOs is expected to acquire and hold a number of shares of our common stock having a value equal to a multiple of his or her annual salary as set forth in the table below. The number of shares required to be held by each NEO will be calculated based on his or her annual salary as of the annual meeting of the stockholders and the average of our month-end closing stock prices throughout the previous twelve months.

Covered Person	Multiple of Salary
Chief Executive Officer	5	x
Chief Financial Officer	2	x
Other Executive Vice Presidents	1	x

Under the stock ownership guidelines, the required holdings do not have to be met within a specified period of time. However, until the required number of shares is attained, upon (i) the exercise of stock options, (ii) the settlement of performance shares and (iii) the vesting of restricted shares, our NEOs must retain the number of shares received upon the occurrence of these events having a value equal to 50% of the after-tax profit realized upon the occurrence of these events. Once the required number of shares is attained, compensation increases and changes in stock price will no longer have an effect on holding requirements and retention guidelines for so long as the executive continues to own the number of shares that resulted in such holding requirements and retention guidelines being met. However, the aforementioned rule does not apply if the executive is promoted and his or her holding requirement increases to a higher multiple. Finally, the stock ownership guidelines are administered by the Compensation Committee. The Compensation Committee has delegated routine matters in the application of the stock ownership guidelines to our General Counsel, who must report to the Compensation Committee on matters related to the guidelines not less than annually.

Clawback and Anti-Hedging Policies

The Company has a clawback policy (the “Clawback Policy”) to better align our compensation practices with our stockholders’ interests by providing a mechanism to recover cash, stock or other incentive compensation in certain circumstances if a covered employee commits fraud or misconduct, or if the incentive compensation was based on inaccurate financial information resulting from fraud, misconduct or gross negligence.

During Fiscal 2020, we broadened our Clawback Policy to allow recovery of all forms of compensation paid to covered employees pursuant to any incentive-based compensation plan, if (i) the Company is required to prepare a material accounting restatement due to noncompliance with any financial reporting requirement under the U.S. securities laws, and such noncompliance is the result of the fraud, misconduct or gross negligence of a covered employee, or (ii) a covered employee has committed fraud or misconduct (regardless of whether a restatement occurs). Examples of “misconduct” under the policy include material acts of dishonesty or misrepresentation, acts constituting “cause” under the terms of a covered employee’s employment agreement, acts or omissions that could reasonably be expected to cause financial or reputational harm to the Company, and material violations of Company policy.

The Clawback Policy, which covers all current and former executive officers (including the NEOs), applies to all incentive compensation that is earned or vested after the date the policy was adopted (regardless of when granted). Upon a determination that the Clawback Policy will be applied, the Board may recover up to the excess of the amount of the compensation actually received by a covered officer over the amount that would have been received if the restatement had not occurred, for the three completed fiscal years preceding the fiscal year in which the Board determines the restatement is necessary (or longer, if the clawback results from an accounting restatement dating more than three years prior to the Board’s determination that a restatement is necessary). The Board, with input from the Compensation Committee and the Audit Committee, has sole discretion to determine whether and how to apply the Clawback Policy. In determining whether to recover compensation, the Board may take into account any and all factors that it determines to be appropriate and relevant under the circumstances, including the likelihood and costs of recovery, compliance with applicable law, the ability of the executive officer to repay such amount, the tax consequences of the original payment and/or the recoupment to the executive officer (including whether recoupment shall be on a pre-tax or post-tax basis), and any other potentially adverse consequences for the Company or the executive officer arising from seeking enforcement of the policy.

We also have an “anti-hedging” policy, which prohibits our executive officers and non-employee directors from engaging in transactions designed to hedge the economic risks associated with ownership of Company securities, and from pledging Company securities as collateral for loans. For purposes of this policy, securities held by Clayton, Dubilier & Rice (“CD&R”) and its affiliated investment funds are not considered to be owned or held by a non-employee director who is affiliated with CD&R.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2021, no member of the Compensation Committee served as an executive officer of the Company, and, except as described in “Transactions with Related Persons” below, no such person had any relationship with the Company requiring disclosure herein. During Fiscal 2021, there were no Compensation Committee interlocks with other companies.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report.

KATHLEEN J. AFFELDT (Chair)

GEORGE L. BALL

WILBERT W. JAMES, JR.

JOHN KRENICKI, JR.

JUDITH REINSDORF

NATHAN K. SLEEPER

J.L. ZREBIEC

Executive Compensation

Fiscal 2021 Summary Compensation Table

The following table shows information regarding the total compensation paid to the NEOs for each of our last three completed fiscal years. The compensation reflected for each individual was for their services provided in all capacities to us.

Name & Principal Position	Year	Salary ($)(b)	Bonus ($)(c)	Stock Awards ($)(d)	Option Awards ($)(e)	Non-Equity Incentive Plan Compensation ($)(f)	All Other Compensation ($)(g)	Total ($)
Rose Lee	2021	326,923	500,000	9,715,047	2,432,003	615,452	13,484	13,602,909
President and Chief Executive Officer(a)
Jeffrey S. Lee	2021	600,000	—	1,996,969	577,256	864,000	422,502	4,460,727
Executive Vice President, Chief Financial Officer and Chief	2020	626,154	—	645,718	276,848	343,290	170,623	2,062,633
Accounting Officer	2019	280,000	25,000	900,000	1,420,590	400,000	575,899	3,601,489
Katy K. Theroux	2021	450,000	—	822,284	237,699	540,000	321,887	2,371,870
Executive Vice President, Chief	2020	467,308	—	301,339	129,197	218,537	14,826	1,131,207
Human Resources Officer(h)	2019	450,000	337,500	450,000	—	186,373	10,145	1,434,018
James F. Keppler	2021	510,000	—	822,284	237,699	652,800	130,983	2,353,766
Executive Vice President, Operations(h)	2020	147,115	250,000	1,187,538	427,360	112,899	342	2,125,254
Alena S. Brenner	2021	300,000	—	1,012,461	250,012	480,000	68,109	2,110,582
Executive Vice President, General Counsel and Corporate Secretary(h)
James S. Metcalf	2021	1,100,000	—	5,286,032	1,528,031	2,376,000	61,745	10,351,808
Executive Chairman and former Chief	2020	1,142,308	—	1,937,145	830,547	961,562	43,826	4,915,388
Executive Officer(a)	2019	1,100,000	—	—	—	820,041	47,063	1,967,104

(a)	Ms. Lee was appointed President and CEO of the Company on August 3, 2021, and commenced service in such role and as a director of the Company effective as of September 6, 2021. Mr. Metcalf retired from his position as CEO effective as of September 6, 2021 and continued in the role of Executive Chairman through March 31, 2022.

(b)	For Mses. Lee and Brenner, this amount reflects a partial year of salary for Fiscal 2021 and for Mr. Keppler this amount reflects a partial year of salary for Fiscal 2020. The base salaries earned in Fiscal 2020 by Messrs. Metcalf, Moore, and Lee were higher than each such NEO’s annual rate of base salary, as Fiscal 2020 had 27 pay periods.

(c)	The amounts reported in the “Bonus” column reflect: (i) for Ms. Lee, a one-time $500,000 signing bonus in connection with her appointment as Chairman and CEO; (ii) for Mr. Lee, a one-time $25,000 cash signing bonus for Fiscal 2019 in connection with his appointment as CFO; (iii) for Ms. Theroux, a one-time $337,500 special cash performance award for Fiscal 2019; and (iv) for Mr. Keppler, a one-time $250,000 cash signing bonus for Fiscal 2020 in connection with his appointment as Executive Vice President, Operations.

(d)	The amounts reported in the “Stock Awards” column reflects the aggregate grant date fair value of the awards granted under our Incentive Plan in the relevant fiscal years, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). See Note 8 of the consolidated financial statements in the Original Annual Report for additional detail regarding assumptions underlying the valuation of equity awards of RSUs and PSUs. In addition, for Fiscal 2021 the amount reflects the make-whole award of RSUs and PSUs granted to Ms. Lee and RSUs granted to Ms. Brenner, each in connection with her commencement of employment. See “Item 11. Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Compensation.” In addition, for Mr. Lee, the amount reflects an initial award of RSUs and PSUs granted during Fiscal 2019 and for Mr. Keppler, the amount reflects an initial award of RSUs and PSUs granted during Fiscal 2020.

(e)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718. See Note 8 of the consolidated financial statements in the Original Annual Report for additional detail regarding assumptions underlying the valuation of equity awards of options. For Ms. Lee, the Fiscal 2021 amount reflects options granted as part of her make-whole equity award in connection with her commencement of employment. See “Item 11. Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Compensation.” For Mr. Keppler, the Fiscal 2020 amount reflects his initial grant of options as part of his long-term incentive awards in connection with his commencement of employment.

(f)	As described in our 2019 proxy statement, as a result of the Merger and the change in our fiscal year, our NEOs did not receive an annual bonus payment during 2019 in respect of the Transition Period. Instead, cash bonuses for the Transition Period were included in our Fiscal 2019 annual bonus program with amounts determined based on our Fiscal 2019 bonus criteria, and the amounts payable were determined and paid to these participants in 2020 at the same time as the Fiscal 2019 bonuses were paid.

(g)	The items comprising “All Other Compensation” for Fiscal 2021 are:

Name	Perquisites and Other Personal Benefits ($)(a)	Tax Reimbursements ($)(b)	Contributions to Defined Contribution Plans ($)(c)	Insurance Premiums ($)(d)
Ms. Lee	11,783	—	—	1,701
Mr. Lee	267,916	141,456	11,600	1,530
Ms. Theroux	194,787	113,541	11,600	1,959
Mr. Keppler	92,559	25,542	11,600	1,282
Ms. Brenner	53,352	9,446	4,923	388
Mr. Metcalf	41,252	—	11,600	8,893

(a)	For Ms. Lee, the amount in this column reflects Ms. Lee’s use of the Company aircraft in accordance with Company procedures and policies regarding executives’ personal periodic use of the Company aircraft to increase efficiency and pursuant to policies of the Company under which Ms. Lee may use the Company aircraft for such periodic travel through June 30, 2023, and Ms. Lee’s receipt of financial planning services.

For Mr. Lee, the amount in this column reflects consulting fees for assistance in obtaining an outside Board seat of $175,000, $65,575 for Mr. Lee’s use of the Company aircraft for health and safety purposes related to Covid-19, financial planning services, and personal entertainment and related expenses (e.g., concert tickets). In addition, in 2019 the Company paid a country club initiation fee that may be used by up to three individuals per year, and the amount in this column reflects the amount attributable to Mr. Lee utilizing such fee in 2021 for a membership for which Mr. Lee personally pays monthly dues.

For Ms. Theroux, the amount in this column reflects consulting fees for assistance in obtaining an outside Board seat of $175,000. In addition, the amount in this column reflects Ms. Theroux’s receipt of financial planning services. The amount reflects certain home repairs and improvements in connection with Ms. Theroux’s participation in a home test program whereby Ms. Theroux was asked to test certain Company products in her home. Additionally, the Company purchased airplane tickets to evacuate Ms. Theroux and her family members following a natural disaster to enable Ms. Theroux to work from a safer location and in connection with the Company’s business needs, and the amount attributable to Ms. Theroux’s family members are reflected here.

For Mr. Keppler, reflects relocation expenses of $70,747, Mr. Keppler’s use of the Company aircraft for health and safety purposes related to Covid-19, and personal entertainment and related expenses (e.g., concert tickets).

For Ms. Brenner, reflects relocation expenses of $39,347. In addition, the amount in this column includes personal entertainment and related expenses (e.g., concert tickets) and receipt of financial planning services.

For Mr. Metcalf, reflects $28,503 for Mr. Metcalf and his family’s use of the Company aircraft for health and safety purposes related to Covid-19, and tax preparation services for Mr. Metcalf.

(b)	Reflects a tax gross-up in connection with, for Mr. Lee and Ms. Theroux, the payment of consulting fees for assistance in obtaining an outside Board seat and, for Mr. Keppler and Ms. Brenner, relocation expenses.

(c)	Amounts in column consist of Company 401(k) matching contributions.
(d)	Reflects the taxable value of a life insurance benefit.

Fiscal 2021 Grants of Plan-Based Awards Table

The following table sets forth information concerning grants of plan-based awards to each of the NEOs under the Bonus Program and the Incentive Plan during Fiscal 2021.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Award Type	Threshold ($)	Target (#)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(b)
Ms. Lee		Bonus Program	600,000	1,200,000	2,400,000	—	—	—	—	—	—	—
	09/07/2021	RSU	—	—	—	—	—	—	183,268	—	—	3,198,027
	09/07/2021	PSU	—	—	—	—	213,813	855,252	—	—	—	3,731,037
	09/07/2021	Option	—	—	—	—	—	—	—	262,466	17.45	2,432,003
Mr. Lee		Bonus Program	270,000	540,000	1,080,000	—	—	—	—	—	—	—
	03/15/2021	RSU	—	—	—	—	—	—	27,928	—	—	384,848
	03/15/2021	PSU	—	—	—	—	69,819	279,276	—	—	—	962,106
	03/15/2021	Option	—	—	—	—	—	—	—	88,811	13.78	577,256
Ms. Theroux		Bonus Program	168,750	337,500	675,000	—	—	—	—	—	—	—
	03/15/2021	RSU	—	—	—	—	—	—	11,500	—	—	158,470
	03/15/2021	PSU	—	—	—	—	28,749	114,996	—	—	—	396,161
	03/15/2021	Option	—	—	—	—	—	—	—	36,570	13.78	237,699
Mr. Keppler		Bonus Program	204,000	408,000	816,000	—	—	—	—	—	—	—
	03/15/2021	RSU	—	—	—	—	—	—	11,500	—	—	158,470
	03/15/2021	PSU	—	—	—	—	28,749	114,996	—	—	—	396,161
	03/15/2021	Option	—	—	—	—	—	—	—	36,570	13.78	237,699
Ms. Brenner		Bonus Program	150,000	300,000	600,000	—	—	—	—	—	—	—
	04/05/2021	RSU	—	—	—	—	—	—	37,432	—	—	550,250
	04/05/2021	PSU	—	—	—	—	18,716	74,864	—	—	—	275,125
	04/05/2021	Option	—	—	—	—	—	—	—	39,512	14.70	250,012
Mr. Metcalf		Bonus Program	742,500	1,485,000	2,970,000	—	—	—	—	—	—	—
	03/15/2021	RSU	—	—	—	—	—	—	73,926	—	—	1,018,700
	03/15/2021	PSU	—	—	—	—	184,813	739,252	—	—	—	2,546,723
	03/15/2021	Option	—	—	—	—	—	—	—	235,088	13.78	1,528,031

(a)	Represents threshold, target and maximum amounts potentially payable under the Company’s Bonus Program for Fiscal 2021. See “Item 11. Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”

(b)	The grant date fair value of plan-based awards of RSUs and PSUs granted to Mr. Lee, Ms. Theroux, Mr. Keppler and Mr. Metcalf is based on a price per share of $13.78, which was our closing stock price on March 15, 2021. The grant date fair value of RSUs and PSUs granted to Ms. Lee is based on a price per share of $17.45, which was our closing stock price on September 7, 2021 and for RSUs and PSUs granted to Ms. Brenner it is based on a price per share of $14.70, which was the Company’s closing stock price on April 5, 2021. The amounts reported in the “Grant Date Fair Value of Stock and Option Awards” column reflect the aggregate grant date fair value of the awards granted under our Incentive Plan during Fiscal 2021, computed in accordance with FASB ASC Topic 718. See Note 8 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional detail regarding assumptions underlying the valuation of equity awards.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company has entered into employment agreements with each of its NEOs. For a description of the material terms of the employment agreements and for a discussion of enhanced severance benefits upon certain terminations in connection with a change in control of the Company, see “Item 11. Executive Compensation — Potential Payments Upon Termination or Change in Control — Employment Agreements.”

Fiscal 2021 Bonus Program

Our short-term incentive compensation program for our NEOs for Fiscal 2021 was dependent upon our attainment of specified levels of Company Adjusted EBITDA and Company working capital as a percentage of net sales. The amount payable to a recipient of a Fiscal 2021 award under the Bonus Program is determined based on the applicable Adjusted EBITDA and working capital levels actually attained by us for Fiscal 2021, and is equal to a specified percentage of the recipient’s base salary. For Fiscal 2021, our Compensation Committee did not exercise any discretion to increase or reduce bonuses otherwise payable by reason of the applicable performance criteria. See “Item 11. Executive Compensation — Compensation Discussion & Analysis — Annual Bonus” for additional information.

Fiscal 2021 Long-Term Incentive Awards

As described above, the Company made grants of long-term incentives to each of the NEOs in Fiscal 2021. See “Item 11. Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted to NEOs in Fiscal 2021.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options and unvested restricted stock, RSUs and PSUs held by each of our NEOs as of December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(a)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Award Date	Number of Shares or Units of Stock That Have Not Vested (#)(b)	Market Value of Shares or Units of Stock That Have Not Vested ($)(c)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(d)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(e)
Ms. Lee	—	262,466	17.45	09/07/2031	09/07/2021	183,268	3,196,19	213,813	3,728,899
Mr. Lee	176,470	117,648	4.83	6/17/2029	6/17/2019	49,690	866,594	—	—
	46,697	94,812	4.52	3/16/2030	3/16/2020	27,212	474,577	102,041	1,779,595
	—	88,811	13.78	3/15/2031	3/15/2021	27,928	487,064	69,819	1,217,643
Ms. Theroux	73,435	48,958	12.16	11/16/2028	11/16/2018	24,479	426,914	—	—
	21,792	44,246	4.52	3/16/2030	3/16/2020	12,699	221,471	47,620	830,493
	—	36,570	13.78	3/15/2031	3/15/2021	11,500	200,560	28,749	501,383
Mr. Keppler	39,812	80,832	7.67	9/21/2030	9/21/2020	82,989	1,447,328	30,966	540,047
	—	36,570	13.78	3/15/2031	03/15/2021	11,500	200,560	28,749	501,383
Ms. Brenner	—	39,512	14.70	4/05/2031	04/05/2021	37,432	652,814	18,716	326,407
Mr. Metcalf	184,488	122,993	12.16	11/16/2028	11/16/2018	61,496	1,072,490	—	—
	140,094	284,434	4.52	3/16/2030	3/16/2020	81,633	1,423,680	306,123	5,338,785
	—	235,088	13.78	3/15/2031	3/15/2021	73,926	1,289,269	—	—

(a)	All exercisable stock options previously granted (i) have an exercise price not less than the closing price of the Company common stock on the grant date, and were granted for a term of 10 years.

(b)	Reflects the unvested (i) RSU portion of the FY 2021 Awards granted to the NEOs on November 16, 2018, March 16, 2020, and March 15, 2021, respectively, and (ii) one-time awards of restricted stock units granted in September 2020 to Mr. Keppler, in June 2019 to Mr. Lee, in April 2021 to Ms. Brenner and in September 2021 to Ms. Lee. For a description of the vesting of these awards, see “Item 11. Compensation Discussion & Analysis — Long-Term Incentive Compensation.”

(c)	This column represents the closing price of Company common stock on December 31, 2021, the last business day of Fiscal 2021, which was $17.44, multiplied by the number of shares underlying the restricted stock units.

(d)	The amounts in this column represent the performance unit award portion of the FY 2021 Awards granted to the NEOs and the performance share unit portion of the one-time awards described above, determined assuming the target level of performance is achieved.

(e)	The amounts in this column are based on the closing price of Company common stock on December 31, 2021, the last business day of Fiscal 2021, which is $17.44, multiplied by the number of shares underlying the PSUs, assuming the target level of performance is achieved.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of options and vesting of RSUs and PSUs of each of our NEOs during Fiscal 2021:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(a)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(b)
Ms. Lee	—	—	—	—
Mr. Lee	—	—	162,674	2,664,329
Ms. Theroux	—	—	190,349	2,959,467
Mr. Keppler	—	—	40,874	565,696
Ms. Brenner	—	—	—	—
Mr. Metcalf	—	—	225,304	3,629,239

(a)	The value realized on exercise represents the difference between the market value of our common stock at the time the applicable option was exercised and the exercise price of the option.

(b)	This column represents the closing price of our common stock on the business day before the vesting date of the applicable award multiplied by the number of shares of our common stock covered by such award.

Pension Benefits

We do not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for our NEOs.

Nonqualified Deferred Compensation

Certain of our employees and non-employee directors of the Company selected by the Compensation Committee are eligible to participate in the Company’s DCP. The DCP is a nonqualified retirement plan created to provide specified benefits to our highly compensated employees and directors. The DCP allows employees to defer up to 80% of their annual salaries and up to 90% of their annual cash bonuses, and allows the Company’s non-employee directors to defer up to 100% of their annual fees and meeting attendance fees, until a specified date in the future, including at or after retirement. None of our NEOs participated in the DCP during Fiscal 2021.

Potential Payments upon Termination or Change in Control

We describe below certain payments and benefits that would be received by our NEOs upon specified terminations of their employment, and upon a change in control of the Company, under the employment agreements to which we and our NEOs are parties, as well as under our Incentive Plan and the outstanding equity awards as of the end of Fiscal 2021.

On March 5, 2022, we entered into a definitive agreement to be acquired by CD&R. The completion of such transaction will not constitute a “change in control” under the employment agreements that the NEOs are party to and/or the compensation arrangements in which they participate. For additional information regarding amounts that could be payable to our NEOs if such transaction is completed, please see our proxy statement on Schedule 14A relating to the transaction, as filed with the SEC.

Employment Agreements

Each NEO has (or during Fiscal 2021 had) an employment agreement with the Company providing for severance payments and termination benefits upon a future termination of an NEO’s employment that is a qualifying termination (i.e., upon termination by the Company without “cause” or by the employee with “good reason”), both prior to and following a change in control of the Company. Severance payments and termination benefits are also payable upon a qualifying termination of an NEO that does not occur during a potential change in control period or within two years following a change in control of the Company.

Where a qualifying termination occurs, other than during a potential change in control period and other than within two years following a change in control of the Company, each employment agreement provides (or provided) for (1) payment of one times (two times, in the case of Mr. Metcalf and Ms. Lee) the NEO’s then-current base salary, payable in equal installments on regular payroll dates over the course of the one-year period (two-year period, in the case of Mr. Metcalf and Ms. Lee) immediately following the date of termination, (2) a prorated annual bonus based on actual performance in the year of termination, (3) a maximum of twelve months of continued coverage (under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) in the case of Mr. Metcalf and Ms. Lee, a lump sum cash payment equal to eighteen months of the premium cost of family medical coverage at the active-employee rate) and (4) in the case of Mr. Metcalf and Ms. Lee, payment of two times their target annual bonus payable in equal installments over two years (each, a “Qualifying Termination Severance Package”).

Where a qualifying termination occurs during a potential change in control period or within two years following a change in control of the Company, Mr. Metcalf’s employment agreement provided for his Qualifying Termination Severance Package, except that the target bonus payment is instead equal to three times his target bonus, and each of the base salary and target bonus payments are to be paid to the maximum extent permitted under Section 409A of the Internal Revenue Code in a lump sum (with any remainder paid in installments over two years). In the case of Ms. Lee, Ms. Lee’s employment agreement provides for the Qualifying Termination Severance Package in connection with a qualifying termination during a potential change in control period or within two years following a change in control of the Company. In the case of Ms. Lee and Messrs. Lee and Keppler, their employment agreements provide for (1) the same cash severance payment as is payable upon a qualifying termination prior to a change in control (except that, to the maximum extent practicable, such payment is to be made in a lump sum), (2) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the NEO’s then-current base salary and (y) two times the NEO’s target annual bonus for the fiscal year in which the termination occurs, (3) a pro-rated annual bonus payment based on actual performance in the year of termination and (4) an additional six months (for a maximum of eighteen months) of continued COBRA coverage.

For purposes of the employment agreements, “change in control” means (A) any person who becomes the beneficial owner of 25% or more of the combined voting power of the Company, (B) as a result of, or in connection with, a tender or exchange offer, merger or other business combination, persons who were directors immediately before the transaction cease to constitute the majority of the Board, (C) the Company is merged or consolidated with another company or transfers substantially all of its assets to another company and, as a result, either (i) less than 50% of the outstanding voting securities of the resulting company are owned in the aggregate by former Cornerstone Building Brands stockholders or (ii) 50% or more of the outstanding voting securities of the resulting company continue to be owned in the aggregate by former Cornerstone Building Brands stockholders but other than in substantially the same relative proportions as immediately prior to the transaction, or (D) a tender or exchange offer is made for 25% or more of the combined voting power of the Company. As noted above, the potential transaction with CD&R does not constitute a “change in control” for purposes of the employment agreements.

To the extent payments to a NEO under an employment agreement constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, the payments to be received by the NEO may be reduced to the extent a reduction in the payment amount would put the officer in a better after-tax position than he or she would be in if the excise tax under Section 4999 were imposed on such payments.

Mr. Metcalf’s Retirement

James S. Metcalf, our Chairman and Chief Executive Officer, retired from the Company on March 31, 2022 after a transition period during which he transferred his duties and responsibilities and continued to serve as Executive Chairman.

In connection with his retirement, the Company entered into a retirement agreement with Mr. Metcalf in September 2021, pursuant to which the Company agreed to fully vest certain awards that would otherwise have been forfeited upon his retirement, on the originally scheduled vesting dates, including: (x) 122,992 Options and 61,496 RSUs granted to Mr. Metcalf in November 2018 and (y) 141,509 Options and 40,816 RSUs granted to Mr. Metcalf in March 2020. The Company also agreed to provide Mr. Metcalf with 180 days to exercise his vested Options following his retirement date or the vesting date, as applicable. Mr. Metcalf will also retain the full number of PSUs granted to him in March 2020 (consisting of 306,123 PSUs at target levels of performance) for the balance of the performance period as if his employment had continued for the full performance period, at which time Mr. Metcalf will earn a number of shares of common stock based on the actual satisfaction of the applicable performance metrics. All equity awards that were unvested as of Mr. Metcalf’s retirement date other than those discussed above were forfeited without payment.

Because Mr. Metcalf retired from the Company, his departure did not entitle him to severance pay or termination benefits under his employment agreement. Additionally, because Mr. Metcalf will have departed from the Company as of the effective time of the CD&R transaction, his departure will not entitle him to severance pay or termination benefits in connection with the transaction. Mr. Metcalf’s employment agreement contains certain covenants relating to confidentiality, non-disparagement, non-competition and non-solicitation, all of which will continue to remain in effect in accordance with their terms following his retirement date.

Equity Incentive Awards

Upon a change in control (as defined above in connection with the employment agreements), the outstanding equity awards provide that they will be assumed or replaced by economically equivalent alternative awards, and, further, that these awards are intended to fully vest only to the extent that they are not assumed or replaced with alternative awards. The terms of any alternative award must be at least as favorable as the terms of the award being replaced (including an equal or better vesting schedule and, in the case of stock options, an identical or better method of exercise) and must provide for full acceleration in the event that the grantee is terminated by the successor without cause or by the award holder with good reason within two years following the change in control with respect to which the alternative award was granted. The make-whole RSUs, PSUs and options granted to Ms. Lee have the same terms as the FY 2021 Awards.

For additional information regarding the treatment of equity incentive awards in connection with the transaction with CD&R, please see our proxy statement on Schedule 14A relating to the transaction, as filed with the SEC.

Quantification of Payments

Termination Payments

The following table estimates the value of the payments and benefits that each of our NEOs would receive if his or her employment terminated on December 31, 2021 (the last business day of Fiscal 2021) under the circumstances shown and making the following assumptions. The table excludes (i) amounts accrued through the end of Fiscal 2021 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) benefits generally available to all of our salaried employees, and (iii) stock options with a strike price above the closing stock price on December 31, 2021. The amounts reflected for the acceleration of the outstanding equity awards assume that these awards would be settled at target levels. The amounts disclosed assume that the price of Company common stock was $17.44, which was the closing price of our stock on December 31, 2021.

Name	Benefit	Termination for Cause ($)	Termination Without Good Reason by Executive (including Retirement) ($)	Termination Without Cause or by Executive for Good Reason ($)	Change in Control ($)	Change in Control followed by Termination Without Cause or by Executive for Good Reason ($)	Disability ($)	Death ($)
Ms. Lee	Non-CIC Severance	—	615,452	5,053,393	—	5,053,393	615,452	615,452
	Life Insurance	—	—	—	—	—	—	1,000,000
	Accelerated FY 2021	—	—	—	—	3,661,800	3,661,800	3,661,800
Mr. Lee	Non-CIC Severance	—	864,000	1,484,308	—	3,174,463	864,000	864,000
	Life Insurance	—	—	—	—	—	—	600,000
	Founders Awards (FY 2018)	—	—	—	—	866,594	866,594	866,594
	Accelerated FY 2020	—	—	1,064,520	—	1,539,084	1,539,084	1,539,084
	Accelerated FY 2021	—	—	—	—	810,067	810,067	810,067
Ms. Theroux	Non-CIC Severance	—	540,000	1,015,294	—	2,152,941	540,000	540,000
	Life Insurance	—	—	—	—	—	—	450,000
	Founders Awards (FY 2018)	—	—	—	—	426,914	426,914	426,914
	Accelerated FY 2020	—	—	496,796	—	718,249	718,249	718,249
	Accelerated FY 2021	—	—	—	—	333,561	333,561	333,561
Mr. Keppler	Non-CIC Severance	—	652,800	1,188,056	—	2,526,685	652,800	652,800
	Life Insurance	—	—	—	—	—	—	510,000
	Accelerated FY 2020	—	—	277,784	—	1,725,101	1,725,101	1,725,101
	Accelerated FY 2021	—	—	—	—	333,561	333,561	333,561
Ms. Brenner	Non-CIC Severance	—	480,000	892,930	—	1,899,395	480,000	480,000
	Life Insurance	—	—	—	—	—	—	400,000
	Accelerated FY 2021	—	—	—	—	734,719	734,719	734,719
Mr. Metcalf	Non-CIC Severance	—	2,376,000	7,571,332	—	2,376,000	2,376,000	2,376,000
	Life Insurance	—	—	—	—	—	—	3,400,000
	Founders Awards (FY 2018)	—	—	—	—	—	—	—
	Accelerated FY 2020	—	—	—	—	—	4,618,401	4,618,401

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annual total compensation of our CEO, Ms. Lee, to the annual total compensation of our median employee (excluding Ms. Lee).

The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u) and includes the value of certain one-time, make-whole awards. The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of a determination date of December 31, 2021. The median was identified using base pay, overtime, and bonuses during Fiscal 2021. International employees’ pay was converted to US dollar equivalents using exchange rates as of the determination date and pay was annualized for any employees hired during the period.

The total compensation earned by Ms. Lee during Fiscal 2021, as determined under Item 402 of Regulation S-K, was $13,602,909. The total compensation earned during the same period by our median employee, as determined under Item 402 of Regulation S-K, was $46,562. The ratio of Ms. Lee’s total compensation to our median employee’s total compensation for Fiscal 2021 is 292:1.

Director Compensation

Directors of the Company who are also employees of the Company do not receive additional compensation for their service as directors. Non-employee directors of the Company receive compensation in addition to reimbursement for expenses incurred to attend and/or participate in meetings. Each non-employee director receives an annual retainer fee, and certain non-employee directors receive additional annual retainer fees for their service as committee chairs or members, as set forth in the following table:

Role	Annual Retainer Fee ($)
All Non-Employee Directors	85,000
Audit Committee Chair	22,500
Audit Committee Members	10,000
Compensation Committee Chair	17,000
Compensation Committee Members	7,500
Nominating and Corporate Governance Committee Chair	15,000
Nominating and Corporate Governance Committee Members	6,500
Affiliate Transactions, Executive and Routine Transactions Committee Members	3,000

In addition, each non-employee director is entitled to receive a grant of RSUs under the Incentive Plan having an aggregate fair market value of $135,000, which, beginning with Fiscal 2020, takes place on June 15 of each year (or the first business day thereafter) (the “Annual Director Grants”), and was increased from $110,000 to $135,000 beginning with Fiscal 2021, as approved by our Compensation Committee in February 2021 following consultation with FW Cook. Non-employee directors whose service on the Board begins after June 15 (or such other date on which such grants are made to non-employee directors of the Company) are entitled to receive a prorated Annual Director Grant based on the number of days that will elapse between the date on which the director commences service on the Board and the date on which the following Annual Director Grants are issued.

Annual Director Grants (i) awarded prior to August 18, 2021 generally vest after a one-year period of service and (ii) awarded subsequent to August 18, 2021, as well as the grant to Gary Forbes in June 2021, will vest at the earlier of (A) one year from the date of grant and (B) the next regularly-scheduled annual meeting of our stockholders, in each case subject to the same acceleration provisions as applied to the RSUs granted to our NEOs (see “Item 11. Executive Compensation — Potential Payments upon Termination or Change in Control — Equity Incentive Awards”). Notwithstanding the foregoing, any RSUs held by our non-employee directors that were granted in 2021 are expected to be amended so that the RSUs vest in full immediately prior to the closing of the CD&R Merger (as defined below) if they do not vest in the ordinary course prior to such time. Pursuant to our stock ownership guidelines, our non-employee directors are expected to acquire and hold a number of shares of our common stock having a value equal to five times (5x) their annual retainer fee. See “Compensation Discussion & Analysis — Stock Ownership Guidelines” for additional information about our stock ownership guidelines.

Our non-employee directors are also eligible to participate in our DCP and may defer a portion of their annual and meeting attendance fees, subject to certain specified maximum deferral amounts. See “Executive Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

Messrs. Krenicki, Sleeper and Zrebiec assign all of the compensation each would receive for his services as a director, including any RSUs, to CD&R.

Fiscal 2021 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors during Fiscal 2021. The Stock Awards were made in respect of Fiscal 2021.

Name	Fees Earned or Paid in Cash ($)(a)(b)	Stock Awards ($)(c)(d)	Option Awards ($)(d)	All Other Compensation ($)	Total ($)
Kathleen J. Affeldt	111,625	141,952	—	—	253,577
George L. Ball	109,000	141,952	—	—	250,952
Gary L. Forbes	113,250	141,952	—	—	255,202
John J. Holland	102,000	141,952	—	—	243,952
William E. Jackson	95,500	141,952	—	—	237,452
Wilbert W. James, Jr.	93,000	141,952	—	—	234,952
Daniel Janki	95,500	141,952	—	—	237,452
John Krenicki	97,875	141,952	—	—	239,827
Timothy O’Brien	89,000	141,952	—	—	230,952
Judith Reinsdorf	40,666	103,435	—	—	144,101
Nathan K. Sleeper	97,875	141,952	—	—	239,827
Jonathan L. Zrebiec	97,875	141,952	—	—	239,827

(a)	Includes amounts earned during Fiscal 2021 with respect to annual retainer fees, supplemental retainer fees for Committee Chairmen, Board meeting fees and Committee meeting fees for each non-employee director as more fully explained in the preceding paragraphs.

(b)	The amounts reported in the “Fees Earned or Paid in Cash” column for each of Messrs. Krenicki, Sleeper and Zrebiec represents amounts paid to CD&R, as assignee of compensation payable to those directors, each of whom is an employee or partner of CD&R.

(c)	Ms. Reinsdorf joined the board on August 19, 2021, following the Company’s annual grant of equity compensation for Fiscal 2021, and therefore the amounts shown reflect a pro rata grant in respect of her service between August 19, 2021 and March 15, 2022, consistent with the annual equity grant value under the Company’s director compensation policy.

(d)	As of December 31, 2021, the non-employee directors held the following outstanding RSUs and stock options: (i) Ms. Affeldt (7,719 RSUs), (ii) Mr. Ball (7,719 RSUs), (iii) Mr. Forbes (7,719 RSUs and 14,163 exercisable stock options), (iv) Mr. Holland (7,719 RSUs and 26,365 exercisable stock options), (v) Dr. Jackson (7,719 RSUs), (vi) Mr. James (7,719 RSUs), (vii) Mr. Janki (7,719 RSUs), (viii) Mr. O’Brien (7,719 RSUs), and (ix) Ms. Reinsdorf (6,850 RSUs).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	5,736,228	(a)	$9.43	11,089,411
Equity compensation plans not approved by security holders	1,003,118	(b)	12.16	—
Total	6,739,346		10.10	11,089,411

(a)	Includes 2,500,149 shares subject to outstanding stock options, 1,797,335 shares subject to outstanding RSUs and 1,438,744 shares subject to outstanding PSUs based on assumed target performance (see “Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted in Fiscal 2018 to NEOs — Founders Awards”).

(b)	Represents 809,843 shares subject to outstanding stock options and 193,275 shares subject to outstanding RSUs granted to legacy Ply Gem employees as Founders Awards in November 2018, based on actual performance during the performance period ended December 30, 2021 and continued employment through November 2022. The Founders Awards granted to legacy Ply Gem employees are “employment inducement awards” as described in the employment inducement exemption to New York Stock Exchange Rule 303A.08 (see “Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted in Fiscal 2018 to NEOs — Founders Awards”).

(c)	The weighted average remaining contractual life of outstanding options is 8 years.

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise noted, the following tables set forth, as of April 25, 2022 (the “ownership date”), the number of shares of the Company’s equity securities beneficially owned by (1) each person or group known by us to own beneficially more than 5% of the outstanding shares of any class of our equity securities, (2) each director, (3) each of our NEOs identified under “Item 11. Executive Compensation — Compensation Discussion & Analysis” and (4) all current directors and executive officers as a group. Except as otherwise indicated, each of the persons or groups named below has sole voting power and investment power with respect to the common stock. Unless otherwise noted, the mailing address of each person or entity named below is 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513.

	Beneficial Ownership(1)
Name of Beneficial Owner or Group	Number of Shares of Common Stock	Percent
CD&R Pisces Holdings, L.P.(2)	39,128,929	30.73
Clayton, Dubilier & Rice Fund VIII, L.P.(3)	22,744,823	17.86
CD&R Friends & Family Fund VIII, L.P.(3)	56,940	*
GG Shareholders(4)	7,489,402	5.88
Kathleen J. Affeldt(5)	60,515	*
George L. Ball(5)	391,490	*
Alena Brenner(5)	8,769	*
John L. Buckley	57,717	*
Gary L. Forbes(5)	167,826	*
John J. Holland(5)	102,038	*
William E. Jackson	19,081	*
Wilbert W. James, Jr.	36,069	*
Daniel Janki	221,541	*
James F. Keppler	49,503	*
John Krenicki, Jr.(2)(3)(6)	—	*
Jeffrey S. Lee(5)	339,310	*
Rose Lee(5)	—	*
James S. Metcalf(5)	773,660	*
Timothy O’Brien(5)	30,699	*
Nathan K. Sleeper(2)(3)(6)	—	*
Arthur Steinhafel(7)	131,272	*
Katy Theroux	120,035	*
Jonathan L. Zrebiec(2)(3)(6)	—	*
All directors and executive officers as a group (17 persons)(6)(8)	2,509,525	1.97

*     Less than 1%.

(1)	Includes shares beneficially owned by the listed persons, including unvested restricted stock, shares owned under our 401(k) Profit Sharing Plan and phantom units owned under our Deferred Compensation Plan (“DCP”), but does not include any restricted stock units (the “RSUs”) or performance share units (the “PSUs”) held by the listed persons unless the scheduled vesting date is within 60 days after the ownership date. If a person has the right to acquire beneficial ownership of any shares by exercise of options or by reason of the vesting of RSUs or PSUs previously granted within 60 days after the ownership date, those shares are deemed beneficially owned by that person as of the ownership date and are deemed to be outstanding solely for the purpose of determining the percentage of the Company common stock that he or she owns. Those shares are not included in the computations for any other person. Please see the tables accompanying footnotes 5 and 8 below for additional information regarding equity compensation awards held by the listed persons.

(2)	CD&R Investment Associates X, Ltd. (“CD&R Pisces GP”) is the general partner of CD&R Pisces.

CD&R Pisces GP, as the general partner of CD&R Pisces, may be deemed to beneficially own the shares of Company common stock shown as beneficially owned by CD&R Pisces. CD&R Pisces GP expressly disclaims beneficial ownership of the Company common stock of which CD&R Pisces has beneficial ownership.

Investment and voting decisions with respect to the shares of Company common stock held by CD&R Pisces or CD&R Pisces GP are made by an investment committee comprised of more than 10 individuals (the “CD&R Pisces Investment Committee”). All members of the CD&R Pisces Investment Committee disclaim beneficial ownership of the shares of Company common stock shown as beneficially owned by CD&R Pisces.

CD&R Pisces GP expressly disclaims beneficial ownership of the shares held by CD&R Pisces and the restricted shares held by CD&R as assignees of director compensation payable to Messrs. Krenicki, Sleeper and Zrebiec. Each of CD&R Pisces and CD&R Pisces GP expressly disclaim beneficial ownership of the restricted shares held by CD&R as assignees of director compensation payable to Messrs. Krenicki, Sleeper and Zrebiec CD&R expressly disclaims beneficial ownership of the shares held by CD&R Pisces.

The address for CD&R Pisces and CD&R Pisces GP is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The address for CD&R is 375 Park Avenue, 18th Floor, New York, NY 10152.

(3)	Unless otherwise indicated, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. are referred to collectively as the “CD&R Fund VIII Investors.”

Does not include 212,723 restricted shares of Company common stock issued to CD&R, as assignee of director compensation payable to Messrs. Krenicki, Sleeper and Zrebiec.

The general partner of each of the CD&R Fund VIII Investors is CD&R Associates VIII, Ltd., whose sole stockholder is CD&R Associates VIII, L.P. The general partner of CD&R Associates VIII, L.P. is CD&R Investment Associates VIII, Ltd.

CD&R Investment Associates VIII, Ltd. is managed by a two-person board of directors. Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VIII, Ltd., may be deemed to share beneficial ownership of the shares of Company common stock shown as beneficially owned by the CD&R Fund VIII Investors. Such persons expressly disclaim such beneficial ownership.

Investment and voting decisions with respect to the shares of Company common stock held by each of the CD&R Fund VIII Investors are made by an investment committee comprised of more than 10 individuals (the “CD&R Fund VIII Investment Committee”). All members of the CD&R Fund VIII Investment Committee disclaim beneficial ownership of the shares of Company common stock shown as beneficially owned by the CD&R Fund VIII Investors.

Each of CD&R Associates VIII, L.P., CD&R Associates VIII, Ltd. and CD&R Investment Associates VIII, Ltd. expressly disclaims beneficial ownership of the shares held by the CD&R Fund VIII Investors and the restricted shares held by CD&R as assignees of director compensation payable to Messrs. Krenicki, Sleeper and Zrebiec. The CD&R Fund VIII Investors expressly disclaim beneficial ownership of the restricted shares held by CD&R as assignees of director compensation payable to Messrs. Krenicki, Sleeper and Zrebiec. CD&R expressly disclaims beneficial ownership of the shares held by the CD&R Fund VIII Investors.

The address for the CD&R Fund VIII Investors, CD&R Associates VIII, L.P., CD&R Associates VIII, Ltd. and CD&R Investment Associates VIII, Ltd. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The address for CD&R is 375 Park Avenue, 18th Floor, New York, NY 10152.

(4)	Unless otherwise indicated, Atrium Intermediate Holdings, LLC (“Atrium Intermediate”) and GGC BP Holdings, LLC (“GGC BP”) are referred to collectively as the “GG Shareholders.”

Golden Gate Capital Opportunity Fund, L.P. (“GGCOF”), Golden Gate Capital Opportunity Fund-A, L.P. (“GGCOF-A”), GGCOF Co-Invest, L.P. (“GGCOF Co-Invest”), GGCOF Executive Co-Invest, L.P. (“Executive Co-Invest”) and GGCOF IRA Co-Invest, L.P. (“IRA Co-Invest,” together with GGCOF, GGCOF-A, GGCOF Co-Invest and Executive Co-Invest, the “Funds”) hold all of the equity interests in GGC BP.

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

Ultimate GP is governed by its board of directors and has ultimate voting and dispositive authority over the ownership interests of the following entities in the Company: GGC BP, Atrium Holdings, Atrium Intermediate, Atrium Parent and GGC Atrium (collectively, the “Atrium Entities”). Each of the Atrium Entities, the Funds, Fund GP and Co-Invest GP has shared dispositive power with each other with respect to the Company common stock.

The address for the GG Shareholders, Atrium Holdings, Atrium Parent, GGC Atrium, the Funds, Fund GP, Ultimate GP and Co-Invest GP is c/o Golden Gate Private Equity, Inc., One Embarcadero Center, 39th Floor, San Francisco, California 94111.

The information set forth in this footnote (4) was derived from a general statement of acquisition of beneficial ownership on Schedule 13D filed on November 23, 2018 with respect to the GG Shareholders, Atrium Holdings, Atrium Parent, GGC Atrium, the Funds, Fund GP, Ultimate GP and Co-Invest GP.

(5)	The number of shares of Company common stock beneficially owned by each person reflected in the table above includes options exercisable on the ownership date or that would become exercisable within 60 days after the ownership date, but excludes (1) options not exercisable within 60 days after the ownership date and (2) unvested RSUs and PSUs. The number of options, unvested shares of RSUs, and unvested PSUs beneficially owned by each person shown in the table above is shown in the table below.

	Options
	Exercisable Within 60 Days (included in the table above)	Not Exercisable Within 60 Days (not included in the table above)	Unvested Restricted Stock Units (not included in the table above)	Unvested Performance Share Units (not included in the table above)
Kathleen J. Affeldt	0	0	7,719	0
George L. Ball	0	0	7,719	0
John L. Buckley	19,075	0	0	17,356
Gary L. Forbes	14,163	0	7,719	0
John J. Holland	26,365	0	7,719	0
William E. Jackson	0	0	7,719	0
Wilbert W. James, Jr.	0	0	7,719	0
Daniel Janki	0	0	7,719	0
James F. Keppler	91,813	65,401	49,781	59,715
John Krenicki, Jr.(6)	0	0	0	0
Jeffrey S. Lee	299,465	224,973	81,915	171,860
Rose Lee	0	262,466	183,268	213,813
James S. Metcalf	810,372	264,502	102,313	306,123
Timothy O’Brien	0	0	7,719	0
Judith Reinsdorf	0	0	6,850	0
Nathan K. Sleeper(6)	0	0	0	0
Jonathan L. Zrebiec(6)	0	0	0	0

(6)	Does not include 23,157 shares of Company common stock held by investment funds associated with or designated by CD&R, as assignee of compensation payable to Messrs. Krenicki, Sleeper and Zrebiec. Messrs. Krenicki, Sleeper and Zrebiec are members of our Board and executives of CD&R. Messrs. Krenicki, Sleeper and Zrebiec disclaim beneficial ownership of the shares held by CD&R and by investment funds associated with or designated by CD&R.

(7)	Mr. Steinhafel passed away on April 3, 2022. Under the terms of the Incentive Plan, upon his termination of service due to death, Mr. Steinhafel’s unvested options and unvested RSUs accelerated and vested in full. Mr. Steinhafel’s vested options will be exercisable by his estate for a period of 180 days following the date of termination. Mr. Steinhafel’s estate will earn and vest a prorated number of PSUs, subject to the Committee’s certification.

(8)	The number of shares of Company common stock beneficially owned by the directors and executive officers as a group reflected in the table above includes shares beneficially owned by the additional officers listed in the table below. As with the officers and directors listed individually in Note 5, the number of shares of Company common stock beneficially owned by the directors and executive officers as a group and reflected in the table above includes options exercisable on the ownership date or that would become exercisable within 60 days after the ownership date, but excludes (1) options not exercisable within 60 days after the ownership date and (2) unvested RSUs and PSUs. The number of options, unvested shares of RSUs, and unvested PSUs units beneficially owned by these additional officers is shown in the table below.

	Options
	Exercisable Within 60 Days (included in the table above)	Not Exercisable Within 60 Days (not included in the table above)	Unvested Restricted Stock Units (not included in the table above)	Unvested Performance Share Units (not included in the table above)
Alena S. Brenner	13,168	26,344	24,956	18,716
Arthur W. Steinhafel(7)	146,113	105,484	46,898	46,046
Katy K. Theroux	129,208	95,793	38,496	76,369

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

As of the date of the Original Annual Report, the Company’s Board is comprised of a majority of independent directors, as required by the NYSE.

Our Board determined, after considering all of the relevant facts and circumstances, that Ms. Affeldt, Mr. Ball, Mr. Holland, Mr. James, Mr. Janki, Mr. Krenicki, Dr. Jackson, Mr. O’Brien, Ms. Reinsdorf, Mr. Sleeper and Mr. Zrebiec are independent from our management, as “independence” is defined by the listing standards of the NYSE. For a description of transactions between us and certain members of our Board, please see “— Transactions with Related Persons — CD&R Transactions.”

Our Board met five times during the fiscal year ended December 31, 2021. Each of our directors attended 75% or more of the aggregate of the total number of meetings of our Board held during the period in which he or she was a director and the total number of meetings held by all board committees on which he or she served during the periods that he or she served. It is our policy to schedule a meeting of our Board on the date of the annual meeting of stockholders, and we encourage all of our directors to attend both meetings. All of our then-current directors attended last year’s annual meeting of stockholders.

Our non-management directors meet without the presence of management at regularly scheduled executive sessions. These executive sessions typically occur before or after regularly scheduled meetings of our Board. The presiding director of these executive sessions is the Chair of the Nominating and Corporate Governance Committee, if such person is an independent director; otherwise, the Chair of the Audit Committee serves as presiding director.

Transactions with Related Persons

Policies and Procedures

The Nominating and Corporate Governance Committee has approved and adopted a written statement of policy and procedures with respect to related party transactions. This policy covers the review, approval or ratification of transactions between us and “related parties” (generally, directors, executive officers and employees required to file reports under Section 16 of the Exchange Act and their immediate family members, beneficial owners of 5% or more of any class of our securities, and any entity in which any such persons are employed, are principals, partners or hold a similar position or in which they have a beneficial interest of 5% or more). The policy covers transactions in which the Company and any related party are participants in which a related party has a material interest, other than (1) transactions between us and affiliates of CD&R, which are evaluated by the Affiliate Transactions Committee pursuant to the guidelines in the Stockholders Agreement, (2) transactions involving less than $25,000 when aggregated with all similar transactions, and (3) certain exceptions for the employment of executive officers, director compensation, employees of the related party and transactions in which all stockholders receive proportional benefits. The policy generally requires that any related party transaction be approved by the Nominating and Corporate Governance Committee or its Chair in advance of the consummation or material amendment of the transaction. Under the policy, prior to entering into a related party transaction, a related party must make full written disclosure of all of the facts and circumstances relating to the transaction to our Chief Financial Officer or General Counsel, who must assess this information and decide whether it is a related party transaction. If either of the Chief Financial Officer or General Counsel makes this determination, they must submit the transaction to the Nominating and Corporate Governance Committee or to its Chair. The Nominating and Corporate Governance Committee or its Chair will approve such transaction only if, in its good faith determination, it is in, or is not inconsistent with, the best interests of the Company and its stockholders. In the event a transaction is not identified as a related party transaction in advance, it will be submitted promptly to the Nominating and Corporate Governance Committee or the Chair thereof, and such committee or Chair, as the case may be will evaluate the transaction and evaluate all options, including but not limited to ratification, amendment or termination of the transaction. In addition, certain transactions with related stockholders may be subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL prohibits certain publicly held Delaware corporations from engaging in a business combination with an interested stockholder for a period of three years following the time such person became an interested stockholder unless the business combination is approved in a specified manner. Generally, an interested stockholder is a person who, together with its affiliates and associates, owns 15% or more of the corporation’s voting stock, or is affiliated with the corporation and owns or owned 15% of the corporation’s voting stock within three years before the business combination.

The Affiliate Transactions Committee, which is further described in “Board of Directors — Board Committees — Affiliate Transactions Committee,” is responsible for reviewing, considering and approving certain transactions between the Company and its controlled affiliates, on the one hand, and the CD&R Investors and their affiliates, on the other hand. This committee is made up of (x) the Unaffiliated Shareholder Directors then in office and (y) one CD&R Investor Independent Director, if a CD&R Investor Independent Director is then serving on the Board, and otherwise, the Chief Executive Officer of the Company serving as a director on the Board.

CD&R Transactions

On February 13, 2022, funds affiliated with CD&R submitted a non-binding proposal to acquire all of the Company’s outstanding shares of Company common stock that CD&R does not already own for a purchase price of $24.65 in cash per share (the “CD&R Offer”). The CD&R Offer stated that any transaction would be subject to (i) approval by a special committee (“Special Committee”) of our independent directors; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of Company common stock owned by stockholders not affiliated with CD&R. The Board previously formed a Special Committee to evaluate and consider any potential or actual proposal from CD&R and any other alternative proposals or other strategic alternatives that may be available to the Company. The CD&R Offer provides that CD&R reserves the right to withdraw or modify the CD&R Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by us and CD&R. There can be no assurance that the transaction proposed by CD&R or any related transaction will be completed or as to the terms of any such potential transaction, including with respect to pricing or timing.

On March 5, 2022, the Company entered into an Agreement and Plan of Merger (the “CD&R Merger Agreement”), by and among Camelot Return Intermediate Holdings, LLC (“Parent”), Camelot Return Merger Sub, Inc. (“Merger Sub”). Parent and Merger Sub are subsidiaries of investment funds managed by CD&R. Upon the terms and subject to the conditions of the CD&R Merger Agreement, among other things, Merger Sub will merge with and into the Company (the “CD&R Merger”). As a result of the CD&R Merger, the Company will cease to be publicly-traded, and investment funds managed by CD&R will become the indirect owner of all of the Company’s outstanding shares of common stock that it does not already own. The proposed transaction has been approved by the Special Committee previously formed to evaluate and consider any potential or actual proposal from CD&R. The Board, acting on the Special Committee’s recommendation, resolved unanimously to recommend that the stockholders of the Company vote to adopt and approve the CD&R Merger Agreement. The CD&R Merger is expected to close in the second or third quarter of 2022, subject to customary closing conditions, including receipt of regulatory approvals. The CD&R Merger is subject to approval by holders of a majority of the shares not owned by CD&R and its affiliates.

Additional information about the CD&R Merger Agreement and the CD&R Merger will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A that will be filed with the SEC.

On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem and, for certain limited purposes as set forth in the Merger Agreement, CD&R, in connection with the Merger. Upon consummation of the Merger on November 16, 2018, the Company issued to CD&R Pisces and the GG Shareholders 39,128,929 and 16,739,403 shares of Company common stock, respectively.

Pursuant to the terms of the Merger Agreement, on November 16, 2018, the Company entered into the Stockholders Agreement with each of the CD&R Investors and the Golden Gate Investors. Pursuant to the Stockholders Agreement, among other matters, so long as the CD&R Investors beneficially own at least 7.5% of the outstanding shares of Company common stock, the CD&R Investors are entitled to nominate for election, fill vacancies and appoint replacements for a number of Board members in proportion to the CD&R Investors’ percentage beneficial ownership of outstanding Company common stock, but never to exceed one less than the number of independent, non-CD&R-affiliated directors serving on the Board. The Stockholders Agreement contains voting agreements between the Company and each of the Investors, including the requirement that each Investor shall vote all of the shares of Company common stock that it beneficially owns (a) in favor of all director nominees, other than CD&R Investor Nominees or director nominees proposed by a Golden Gate Investor, nominated by the Board for election by the stockholders of the Company in accordance with the terms of the Stockholders Agreement and the Bylaws, (b) as recommended by the Board, on any and all (i) proposals relating to or concerning compensation or equity incentives for directors, officers or employees of the Company adopted in the ordinary course of business consistent with past practice, (ii) proposals by stockholders of the Company, other than a proposal by a CD&R Investor or a Golden Gate Investor, and (iii) proposals the subject matter of which is a CD&R Investor Consent Action (as defined in the Stockholders Agreement), provided that, in respect of clauses (i) and (iii) only, that the Board’s recommendation is consistent with the CD&R Investors’ exercise of their consent rights provided in the Stockholders Agreement, and (c) not in favor of any transaction constituting, or that would result in, a Change of Control (as defined in the Stockholders Agreement) that has not been approved by a majority of the Independent Non-CD&R Investor Directors, if the per share consideration to be received by any CD&R Investor or Golden Gate Investor in connection with such transaction is not equal to, and in the same form as, the per-share consideration to be received by the stockholders not affiliated with the Investors.

Each CD&R Investor and Golden Gate Investor will also have preemptive rights to subscribe for any equity securities the Company proposes to issue in accordance with each Investor’s percentage beneficial ownership of Company common stock, subject to customary exceptions. The CD&R Investors and the Golden Gate Investor Group have each agreed, among other things, that until such time that its percentage beneficial ownership of the outstanding Company common stock falls below 10% and stays below such threshold for a period of six months, to be subject to standstill, voting and transfer restrictions and limitations, including a prohibition on transferring Company common stock to any third party or group that beneficially owns, or would, after giving effect to such transfer, beneficially own 10% or more of Company common stock outstanding.

Pursuant to the terms of the Merger Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated November 16, 2018, with the CD&R Investors and the Golden Gate Investors, pursuant to which the Company granted the CD&R Investors and the Golden Gate Investors customary demand and piggyback registration rights, including rights to demand registrations and underwritten shelf registration statement offerings with respect to the shares of Company common stock that are held by the CD&R Investors and the Golden Gate Investors following the consummation of the Merger.

As holders of approximately 48.6% of our outstanding Company common stock as of April 25, 2022, the CD&R Investors will be able to significantly influence matters submitted to a vote of stockholders.

As a result of their respective positions with CD&R and its affiliates, Mr. Krenicki, Mr. Sleeper and Mr. Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment and the Merger, including:

•	an Indemnification Agreement indemnifying CD&R and its affiliates against certain liabilities arising out of the transactions with CD&R and certain other liabilities and claims;
•	the Merger Agreement;

•	the Stockholders Agreement; and
•	the Registration Rights Agreement.

For additional information regarding the transactions with CD&R and the CD&R Investors’ relationship with CD&R and the above referenced agreements, see “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original Annual Report, as well as Note 14 to our audited financial statements included therein.

Item 14. Principal Accounting Fees and Services.

Our Independent Registered Public Accounting Firm and Audit Fees

Grant Thornton LLP has served as our independent registered public accountant since Fiscal 2019. Ernst & Young LLP served as our independent registered public accountants for Fiscal 2018.

Audit Fees. We incurred fees of $2,538,426 during Fiscal 2021 and $2,497,700 during Fiscal 2020 for Grant Thornton LLP’s independent audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. We incurred fees of $25,000 during Fiscal 2021 and $152,600 during Fiscal 2020 for Ernst & Young LLP’s assistance regarding other SEC filings. All of the audit services provided to us by Grant Thornton LLP during Fiscal 2021 and 2020, respectively, were pre-approved by the Audit Committee.

Audit-Related Fees. We did not incur any audit-related fees during Fiscal 2021 or 2020.

Tax Fees. We did not incur any tax fees during Fiscal 2021 or 2020.

All Other Fees. We did not incur any other fees during Fiscal 2021 or 2020.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee has developed policies and procedures concerning its pre-approval of the performance of audit and non-audit services for us by Grant Thornton LLP. These policies and procedures provide that the Audit Committee shall have the sole authority to pre-approve all audit, audit-related and non-audit or tax services (including the fees and terms thereof) to be performed for us by Grant Thornton LLP, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee before the completion of the audit. In pre-approving all audit services and permitted non-audit services, the Audit Committee or a delegated member must consider whether the provision of such services is compatible with maintaining the independence of Grant Thornton LLP and its status as our independent auditors.

The Audit Committee must specifically preapprove the terms of Grant Thornton LLP’s annual audit services engagement. The Audit Committee may, pursuant to its pre-approval policy and Section 10(i)(3) of the Exchange Act, delegate to one or more of its members the authority to consider and pre-approve between quarterly meetings of the Audit Committee management proposals for the engagement of Grant Thornton LLP to perform audit and non-audit services for annual fees of up to an aggregate of $100,000 (or such greater amount as authorized by the Audit Committee), provided that those pre-approvals are presented to the entire Audit Committee at its next regularly scheduled meeting. Management proposals arising between quarterly Audit Committee meetings are presented for pre-approval to the Chair of the Audit Committee, and in the event of the Chair’s unavailability, to another member of the Audit Committee.

All of the services performed by Grant Thornton LLP in Fiscal 2021 were approved in advance by the Audit Committee pursuant to the foregoing pre-approval policy and procedures. Additionally, during Fiscal 2021, Grant Thornton LLP did not provide any services prohibited by the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

3.	Exhibits.

Index to Exhibits

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**101.INS	Inline XBRL Instance Document
**101.SCH	Inline XBRL Taxonomy Extension Schema Document
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed with the Original Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

By:	/s/ Rose Lee
Rose Lee, Chief Executive Officer