Form 10-Q
period 2022-04-02
Cornerstone Building Brands, Inc.
filed 2022-05-03
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2022

or

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

Common Stock, $0.01 par value - 127,354,001 shares as of April 26, 2022.

i

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$1,566,838	$1,267,032
Cost of sales	1,232,931	1,007,303
Gross profit	333,907	259,729
Selling, general and administrative expenses	176,536	153,168
Intangible asset amortization	49,008	46,202
Restructuring and impairment charges, net	831	1,838
Strategic development and acquisition related costs	4,791	3,313
Gain on legal settlements	(76,575)	—
Income from operations	179,316	55,208
Interest income	32	117
Interest expense	(44,106)	(56,499)
Foreign exchange gain (loss)	1,444	(26)
Other income (expense), net	(37)	337
Income (loss) before income taxes	136,649	(863)
Provision for income taxes	34,366	792
Net income (loss)	102,283	(1,655)
Net income allocated to participating securities	(757)	—
Net income (loss) applicable to common shares	$101,526	$(1,655)
Income (loss) per common share:
Basic	$0.80	$(0.01)
Diluted	$0.79	$(0.01)
Weighted average number of common shares outstanding:
Basic	127,129	125,506
Diluted	128,466	125,506
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Comprehensive income:
Net income (loss)	$102,283	$(1,655)
Other comprehensive income, net of tax:
Foreign exchange translation gains	4,784	6,113
Unrealized gain on derivative instruments, net of income tax of $(11,625) and $(2,690), respectively	60,696	9,137
Amount reclassified from Accumulated other comprehensive income (loss) into earnings	7,288	—
Other comprehensive income	72,768	15,250
Comprehensive income	$175,051	$13,595
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$542,035	$394,447
Restricted cash	2,211	2,211
Accounts receivable, less allowances of $12,153 and $11,299, respectively	708,340	685,316
Inventories, net	817,715	748,732
Income taxes receivable	3,502	14,514
Investments in debt and equity securities, at market	2,301	2,759
Prepaid expenses and other	99,777	135,701
Assets held for sale	3,400	3,400
Total current assets	2,179,281	1,987,080
Property, plant and equipment, less accumulated depreciation of $674,324 and $656,492, respectively	625,106	612,295
Lease right-of-use assets	295,692	322,608
Goodwill	1,355,161	1,358,056
Intangible assets, net	1,477,430	1,524,635
Deferred income taxes	2,055	1,839
Other assets, net	96,931	20,947
Total assets	$6,031,656	$5,827,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,000	$26,000
Accounts payable	396,408	311,737
Accrued compensation and benefits	82,790	101,164
Accrued interest	12,186	19,775
Accrued income taxes	39,094	3,220
Current portion of lease liabilities	57,477	73,150
Other accrued expenses	281,376	320,389
Total current liabilities	895,331	855,435
Long-term debt	3,005,873	3,010,843
Deferred income taxes	248,726	252,173
Long-term lease liabilities	238,134	251,061
Other long-term liabilities	284,469	281,609
Total long-term liabilities	3,777,202	3,795,686
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 127,329,476 and 127,329,476 shares issued and outstanding at April 2, 2022, respectively; and 126,992,107 and 126,971,036 shares issued and outstanding at December 31, 2021, respectively	1,273	1,270
Additional paid-in capital	1,287,237	1,279,931
Accumulated earnings (deficit)	3,457	(98,826)
Accumulated other comprehensive income (loss), net	67,156	(5,612)
Treasury stock, at cost (0 and 21,071 shares at April 2, 2022 and December 31, 2021, respectively)	—	(424)
Total stockholders’ equity	1,359,123	1,176,339
Total liabilities and stockholders’ equity	$6,031,656	$5,827,460
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income (loss)	$102,283	$(1,655)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,932	72,615
Non-cash interest expense	8,928	2,314
Share-based compensation expense	11,451	3,302
Asset impairment	368	493
Provision for credit losses	242	676
Deferred income taxes	(15,749)	(9,729)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,628)	(47,157)
Inventories	(68,857)	(62,028)
Income taxes	11,012	7,976
Prepaid expenses and other	36,446	(7,755)
Accounts payable	84,726	49,424
Accrued expenses	(28,312)	8,597
Other, net	(2,736)	2,958
Net cash provided by operating activities	190,106	20,031
Cash flows from investing activities:
Acquisitions, net of cash acquired	4,396	(180)
Capital expenditures	(33,306)	(21,230)
Proceeds from sale of property, plant and equipment	—	715
Net cash used in investing activities	(28,910)	(20,695)
Cash flows from financing activities:
Payments on term loan	(6,500)	(6,404)
Payments on derivative financing obligations	(3,282)	—
Other	(3,718)	(1,055)
Net cash used in financing activities	(13,500)	(7,459)
Effect of exchange rate changes on cash and cash equivalents	(108)	585
Net increase (decrease) in cash, cash equivalents and restricted cash	147,588	(7,538)
Cash, cash equivalents and restricted cash at beginning of period	396,658	680,478
Cash, cash equivalents and restricted cash at end of period	$544,246	$672,940
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$45,879	$40,913
Taxes paid, net	$1,562	$1,949
 See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(170,400)	(4,082)	(4,082)
Retirement of treasury shares	(170,400)	(2)	(4,080)	—	—	170,400	4,082	—
Issuance of restricted stock	472,521	5	(5)	—	—	—	—	—
Stock options exercised	35,248	—	364	—	—	—	—	364
Other comprehensive income	—	—	—	—	72,768	—	—	72,768
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	11,451	—	—	—	—	11,451
Net income	—	—	—	102,283	—	—	—	102,283
Balance, April 2, 2022	127,329,476	$1,273	$1,287,237	$3,457	$67,156	—	$—	$1,359,123

Balance, December 31, 2020	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(111,868)	(1,541)	(1,541)
Retirement of treasury shares	(1,576)	—	(15)	—	—	1,576	15	—
Issuance of restricted stock	338,939	3	(3)	—	—	—	—	—
Stock options exercised	44,361	—	486	—	—	—	—	486
Other comprehensive income	—	—	—	—	15,250	—	—	15,250
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	3,302	—	—	—	—	3,302
Net loss	—	—	—	(1,655)	—	—	—	(1,655)
Balance, April 3, 2021	125,807,655	$1,258	$1,260,946	$(766,340)	$(36,267)	(131,363)	$(1,950)	$457,647
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2022
(Unaudited)

NOTE 1 — RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone Building Brands,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2022 through April 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
Certain reclassifications have been made to the prior period amounts in the unaudited consolidated financial statements to conform to the current presentation.
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.
Recent Developments
On March 5, 2022, the Company entered into an Agreement and Plan of Merger (the “CD&R Merger Agreement”), by and among Camelot Return Intermediate Holdings, LLC (“Parent”), Camelot Return Merger Sub, Inc. (“Merger Sub”). Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice (“CD&R”). Upon the terms and subject to the conditions of the CD&R Merger Agreement, among other things, Merger Sub will merge with and into the Company (the “CD&R Merger”). As a result of the CD&R Merger, the Company will cease to be publicly-traded, and investment funds managed by CD&R will become the indirect owner of all of the Company’s outstanding shares of common stock that it does not already own. The proposed transaction has been approved by a special committee of independent directors of the Company’s board of directors (the “Special Committee”) previously formed to evaluate and consider any potential or actual proposal from CD&R. The board of directors of the Company, acting on the Special Committee’s recommendation, resolved unanimously to recommend that the stockholders of the Company vote to adopt and approve the CD&R Merger Agreement. The CD&R Merger is expected to close in the second or third quarter of 2022, subject to customary closing conditions. The waiting period under the Hart-Scott-Rodino Act of 1976, as amended, applicable to the proposed CD&R transaction expired on April 18, 2022. The transaction is subject to approval by holders of a majority of the shares not owned by CD&R and its affiliates.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	April 2, 2022	December 31, 2021
Cash and cash equivalents	$542,035	$394,447
Restricted cash (1)	2,211	2,211
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$544,246	$396,658
(1)Restricted cash primarily relates to indemnification agreements in both periods presented.

Accounts Receivable and Related Allowance
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
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Ending balance, prior period	$11,299	$13,313
Provision for expected credit losses	242	676
Amounts charged against allowance for credit losses, net of recoveries	170	438
Allowance for credit losses of acquired company at date of acquisition	442	—
Ending balance	$12,153	$14,427
Net Sales
The Company enters into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. Given the nature of the Company's sales arrangements, we are not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for our products. Revenue is generally recognized when the product has shipped from the Company’s facility and control has transferred to the customer. For certain products, it is industry practice that customers take title to products upon delivery, at which time revenue is then recognized by the Company. For a portion of the Company’s business, when the Company processes customer owned material, control is deemed to transfer to the customer as the processing is being completed. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company’s various customers, which are typically earned by the customer over an annual period.
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
The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Windows Net Sales Disaggregation:
Vinyl windows(1)	$657,796	$497,017
Aluminum windows	24,660	20,280
Other	19,654	9,966
Total	$702,110	$527,263

Siding Net Sales Disaggregation:
Vinyl siding	$161,200	$150,229
Metal	73,702	71,093
Injection molded	18,773	17,609
Stone	20,322	19,831
Other products & services(2)	58,993	57,629
Total	$332,990	$316,391

Commercial Net Sales Disaggregation:
Metal building products(3)	$476,458	$299,938
Insulated metal panels(4)	—	85,603
Metal coil coating	55,280	37,837
Total	$531,738	$423,378

Total Net Sales:	$1,566,838	$1,267,032
(1)The Prime Windows LLC (“Prime Windows”) and Cascade Windows, Inc. (“Cascade Windows”) businesses are included in the results of operations as of their April 30, 2021 and August 20, 2021 acquisition dates, respectively.
(2)Other products & services primarily consist of installation of stone veneer products.
(3)Union Corrugating Company Holdings, Inc. (“UCC”) is included in the results of operations as of its December 3, 2021 acquisition date. The Company’s roll-up sheet doors (“DBCI”) business is only included in the fiscal 2021 results of operations through August 18, 2021, the date on which we divested of this business.
(4)The Company’s insulated metal panels (“IMP”) business is only included in the fiscal 2021 results of operations through August 9, 2021, the date on which we divested of this business.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS
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
NOTE 3 — ACQUISITIONS
Union Corrugating Company Holdings, Inc.
On December 3, 2021, the Company completed its acquisition of 100% of the issued and outstanding common stock of Union Corrugating Company Holdings, Inc. (“UCC”) for a purchase price of $214.2 million, including a post-closing adjustment of approximately $2.6 million that was finalized in the first quarter of 2022. UCC is a leading provider of residential metal roofing, metal buildings, and roofing components. The addition of UCC advances our growth strategy by expanding our offering to customers in the high growth metal roofing market. This acquisition was funded through cash available on the balance sheet. The Company reports UCC results within the Commercial segment.

The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$19,594
Accounts receivable	20,821
Other receivables	16
Inventories	68,727
Prepaid expenses and other current assets	1,356
Property, plant and equipment	24,184
Lease right of use assets	37,964
Goodwill	137,800
Other assets	94
Total assets acquired	310,556
Liabilities assumed:
Accounts payable	32,732
Accrued expenses	22,520
Deferred income taxes	1,289
Current portion of lease liability	3,859
Other current liabilities	1,852
Non-current portion of lease liabilities	34,105
Total liabilities assumed	96,357
Net assets acquired	$214,199
The $137.8 million of preliminary goodwill was allocated to the Commercial segment. Goodwill from this acquisition is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
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
Cascade Windows
On August 20, 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $237.7 million in cash, including a post-closing adjustment of approximately $1.8 million that was finalized in the first quarter of 2022. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through cash available on the balance sheet. The Company reports Cascade Windows’ results within the Windows segment.

The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$2,838
Accounts receivable	16,956
Other receivables	675
Inventories	16,278
Prepaid expenses and other current assets	1,538
Property, plant and equipment	18,300
Lease right of use assets	21,849
Intangible assets (trade names/customer relationships)	137,660
Goodwill	109,374
Other assets	500
Total assets acquired	325,968
Liabilities assumed:
Accounts payable	17,680
Accrued expenses	7,621
Deferred income taxes	33,221
Current portion of lease liability	247
Other current liabilities	2,349
Non-current portion of lease liabilities	19,926
Other long-term liabilities	7,211
Total liabilities assumed	88,255
Net assets acquired	$237,713
The $109.4 million of goodwill was allocated to the Windows segment and is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
The purchase price allocation is preliminary and will be finalized when valuations are complete and final assessment of the fair value of acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuations of accounts receivable, prepaid expenses and other current assets, goodwill, accrued expenses, and other current liabilities.
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

Unaudited Pro Forma Financial Information
The following table provides unaudited supplemental pro forma results for the Company for the three months ended April 3, 2021 as if the UCC, Cascade Windows and Prime Windows acquisitions had occurred on January 1, 2021 (in thousands, except for per share data):

Three Months Ended
April 3, 2021
Net sales	$1,382,660
Net loss applicable to common shares	(1,455)
Net loss per common share:
Basic	$(0.01)
Diluted	$(0.01)
The unaudited supplemental pro forma financial information was prepared based on historical information of the Company, UCC, Cascade Windows and Prime Windows. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the UCC, Cascade Windows and Prime Windows acquisitions occurred on January 1, 2021 or of future results.
NOTE 4 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses (“SG&A”), manufacturing costs and to optimize the Company’s manufacturing footprint. During the three months ended April 2, 2022, the Company incurred restructuring charges of $0.2 million, $0.2 million and $0.4 million in the Windows, Siding and Commercial segments, respectively. Restructuring charges incurred to date since the current restructuring initiatives began in 2019 are $79.4 million. The following table summarizes the costs related to those restructuring plans for the three months ended April 2, 2022 and costs incurred to date since inception of those initiatives and programs (in thousands):

	Three Months Ended	Costs Incurred to Date
	April 2, 2022	(Since inception)
Severance	$304	$40,231
Asset impairments	368	30,446
Gain on sale of facilities, net	—	(1,298)
Other restructuring costs	159	10,036
Total restructuring costs	$831	$79,415
For the three months ended April 2, 2022, total restructuring costs are recorded within restructuring and impairment costs in the consolidated statements of operations. The asset impairments of $0.4 million for the three months ended April 2, 2022 primarily included assets that were recorded at fair value less cost to sell, which was less than the assets’ carrying amount.
The following table summarizes our severance liability, included within other accrued expenses on the consolidated balance sheets, and cash payments made pursuant to the restructuring plans from inception through April 2, 2022 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	4,294	2,705	16,561	3,013	26,573
Cash payments	(4,406)	(2,352)	(14,570)	(4,346)	(25,674)
Balance, December 31, 2020	$306	$835	$1,991	$430	$3,562
Costs incurred	971	264	2,004	457	3,696
Cash payments	(1,262)	(904)	(2,473)	(587)	(5,226)
Balance, December 31, 2021	$15	$195	$1,522	$300	$2,032
Costs incurred	212	—	67	25	304
Cash payments	(227)	(195)	(67)	(325)	(814)
Balance, April 2, 2022	$—	$—	$1,522	$—	$1,522
We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months and we may incur future additional restructuring charges associated with these plans.
NOTE 5 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2020	$397,024	$654,821	$142,884	$1,194,729
Goodwill recognized from acquisitions	143,964	122	140,342	284,428
Divestiture	—	—	(121,464)	(121,464)
Currency translation	208	155	—	363
Balance, December 31, 2021	$541,196	$655,098	$161,762	$1,358,056
Currency translation	616	484	—	1,100
Purchase accounting adjustments from prior year acquisitions	(1,442)	(10)	(2,543)	(3,995)
Balance, April 2, 2022	$540,370	$655,572	$159,219	$1,355,161

NOTE 6 — INVENTORIES
The components of inventory are as follows (in thousands):

	April 2, 2022	December 31, 2021
Raw materials	$507,577	$485,642
Work in process and finished goods	310,138	263,090
Total inventory	$817,715	$748,732
 As of April 2, 2022, the Company had inventory purchase commitments of $235.3 million.

NOTE 7 — INTANGIBLES
The table that follows presents the major components of intangible assets as of April 2, 2022 and December 31, 2021 (in thousands). Intangible assets that are fully amortized have been removed from the disclosures.

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of April 2, 2022
Amortized intangible assets:
Trademarks/Trade names/Other	3	–	15	7	$241,727	$(82,707)	$159,020
Customer lists and relationships	7	–	20	8	1,845,511	(527,101)	1,318,410
Total intangible assets				8	$2,087,238	$(609,808)	$1,477,430

As of December 31, 2021
Amortized intangible assets:
Trademarks/Trade names/Other	3	–	15	7	$241,727	$(76,574)	$165,153
Customer lists and relationships	7	–	20	9	1,845,511	(486,029)	1,359,482
Total intangible assets				8	$2,087,238	$(562,603)	$1,524,635
The Company expects to recognize amortization expense over the next five fiscal years as follows (in thousands):

2022 (excluding the three months ended April 2, 2022)	$147,108
2023	195,991
2024	195,565
2025	195,306
2026	193,852
NOTE 8 — ASSETS HELD FOR SALE
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
In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less costs to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less costs to sell. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of real property assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. The total carrying value of assets held for sale is $3.4 million and $3.4 million as of April 2, 2022 and December 31, 2021, respectively. Assets held for sale as of April 2, 2022 are under contract. One of the real property assets held for sale with a carrying value of $2.3 million was subsequently sold on April 21, 2022, which is anticipated to result in a gain on sale that will be recorded in the second quarter of fiscal 2022.
NOTE 9 — LEASES
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
Weighted average information about the Company’s lease portfolio as of April 2, 2022 was as follows:

Weighted-average remaining lease term	7.1 years
Weighted-average IBR	5.65%
Operating lease costs were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating lease costs
Fixed lease costs	$24,201	$25,967
Short-term lease costs	8,235	2,343
Variable lease costs	23,871	22,383

Cash and non-cash activities were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22,240	$27,019

Right-of-use assets obtained in exchange for new operating lease liabilities	$6,417	$5,704
Future minimum lease payments under non-cancelable leases as of April 2, 2022 are as follows (in thousands):

Operating Leases
2022 (excluding the three months ended April 2, 2022)	$50,586
2023	67,366
2024	53,886
2025	45,163
2026	36,896
Thereafter	109,419
Total future minimum lease payments	363,316
Less: interest	67,705
Present value of future minimum lease payments	$295,611

As of April 2, 2022
Current portion of lease liabilities	$57,477
Long-term portion of lease liabilities	238,134
Total	$295,611
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
As of April 2, 2022, and for all periods presented, the Founders Awards and our share-based awards granted under the 2003 Incentive Plan have consisted of RSUs, PSUs and stock options, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment through the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. As a general rule, stock option awards expire on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve.
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

Vesting of the PSUs granted under the 2003 Incentive Plan during the three months ended April 2, 2022 and April 3, 2021 are contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total stockholders return. The grant-date fair value of the PSUs granted during the three months ended April 3, 2021 was determined by Monte Carlo simulation.
Stock option awards
During the three months ended April 2, 2022, there were thirty-five thousand options exercised with an intrinsic value of $0.3 million and cash received from the options exercised was $0.4 million. During the three months ended April 3, 2021, there were forty-four thousand options exercised with an intrinsic value of $0.1 million and cash received from the options exercised was $0.5 million.
Restricted stock units and performance share units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the three months ended April 2, 2022, we granted RSUs to certain key employees with a fair value of $1.7 million representing approximately 0.1 million shares. During the three months ended April 3, 2021, we granted RSUs to key employees with a fair value of $8.5 million, representing 0.6 million shares.
Share-based compensation expense
During the three months ended April 2, 2022 and April 3, 2021, we recorded share-based compensation expense for all awards of $11.5 million and $3.3 million, respectively.
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

	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) applicable to common shares	$101,526	$(1,655)
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	127,129	125,506
Common stock equivalents:
Employee stock options	1,337	—
Weighted average diluted number of common shares outstanding	128,466	125,506

Basic income (loss) per common share	$0.80	$(0.01)
Diluted income (loss) per common share	$0.79	$(0.01)

Incentive Plan securities excluded from dilution(1)	72	1,174
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
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Beginning balance	$218,356	$216,230
Warranties sold	390	644
Revenue recognized	(606)	(693)
Expense	10,817	8,827
Settlements	(8,481)	(8,138)
Ending balance	220,476	216,870
Less: current portion	29,944	24,617
Total warranty, less current portion	$190,532	$192,253
The current portion of the warranty liabilities is recorded within other accrued expenses and the long-term portion of the warranty liabilities is recorded within other long-term liabilities in the Company’s consolidated balance sheets.
NOTE 13 — DEFINED BENEFIT PLANS
RCC Pension Plan — With the acquisition of Robertson-Ceco II Corporation (“RCC”) on April 7, 2006, the Company assumed a defined benefit plan (the “RCC Pension Plan”). Benefits under the RCC Pension Plan are primarily based on years of service and the employee’s compensation. The RCC Pension Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Pension Plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income securities.
Coil Coating Benefit Plans — On January 16, 2015, the Company assumed noncontributory defined benefit plans covering certain hourly employees (the “Coil Coating Benefit Plans”) and which are closed to new participants. Benefits under the Coil Coating Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the Coil Coating Benefit Plans are invested in fixed income funds. The Company also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”). Currently, the Company’s policy is to fund the Coil Coating Benefit Plans as required by minimum funding standards of the Internal Revenue Code.
Ply Gem Pension Plans — As a result of the merger with Ply Gem Parent, LLC on November 16, 2018, the Company assumed the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc Retirement Plan (the “MW Plan”). The Ply Gem Plan was frozen during 1998, and no further increases in benefits for participants may occur as a result of increases in service years or compensation. The MW Plan was frozen for salaried participants during 2004 and non-salaried participants during 2005. No additional participants may enter the plan, but increases in benefits for participants as a result of increase in service years or compensation will occur. Plan assets of the Ply Gem Plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income securities.
We refer to the RCC Pension Plan, the Coil Coating Benefit Plans, the Ply Gem Plan and the MW Plan collectively as the “Defined Benefit Plans” in this Note.

The following tables set forth the components of the net periodic benefit cost (income), before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended
	April 2, 2022	April 3, 2021
Service cost	$11	$14
Interest cost	669	635
Expected return on assets	(1,158)	(1,360)
Amortization of prior service cost	—	16
Amortization of net actuarial loss	50	104
Net periodic benefit income	$(428)	$(591)

	OPEB Plans
	Three Months Ended
	April 2, 2022	April 3, 2021
Service cost	$4	$4
Interest cost	44	44
Amortization of net actuarial loss	14	18
Net periodic benefit cost	$62	$66
In fiscal 2022, the Company expects to contribute $0.5 million to the OPEB Plans. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid. The Company is not required to make contributions to the Defined Benefit Plans in fiscal 2022.
NOTE 14 — LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	April 2, 2022	December 31, 2021
Term loan facility due April 2028	$2,574,000	$2,580,500
6.125% senior notes due January 2029	500,000	500,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(42,127)	(43,657)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,031,873	3,036,843
Less: current portion of long-term debt	26,000	26,000
Total long-term debt, less current portion	$3,005,873	$3,010,843
(1)Includes the unamortized discounts and unamortized deferred financing costs associated with the term loan facility and the 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based and revolving credit facilities of $1.2 million and $1.3 million as of April 2, 2022 and December 31, 2021, respectively, are classified in other assets on the consolidated balance sheets.
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
On April 15, 2021, the Company entered into a Second Amendment to the Current Cash Flow Credit Agreement (the “Second Amendment"), among the Company, the several banks and other financial institutions party thereto (the "Cash Flow Lenders") and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Cash Flow Agent”), which amended the Current Cash Flow Credit Agreement to, among other things:
•Terminate $92.0 million of commitments by Cash Flow Lenders under the Company’s cash flow-based revolving credit facility of up to $115.0 million, maturing on April 12, 2023 (the “Existing Cash Flow Revolver”); and
•Replace such commitments with $92.0 million of extended cash flow-based revolving commitments, maturing on April 12, 2026 (the “Extended Cash Flow Revolver” and together with the Existing Cash Flow Revolver, the “ Current Cash Flow Revolver”).
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
The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum. At April 2, 2022, the interest rates on the Current Term Loan Facility were as follows:

April 2, 2022
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

Borrowing availability under the Current ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of April 2, 2022, the Company had the following in relation to the Current ABL Facility (in thousands):

April 2, 2022
Excess availability	$565,697
Revolving loans outstanding	—
Letters of credit outstanding	40,069
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
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021. The effective interest rate for the 6.125% Senior Notes was 6.33% as of April 2, 2022, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
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
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of April 2, 2022, the Company was in compliance with all covenants that were in effect on such date.
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
In May 2019, the Company entered into four-year interest rate swaps to mitigate variability in forecasted interest payments on $1,500 million of the Company’s Current Term Loan Facility. The interest rate swaps effectively converted a portion of the floating rate interest payment into a fixed rate interest payment. Three interest rate swaps each covered a notional amount of $500 million. The Company designated the interest rate swaps as qualifying hedging instruments and accounted for these derivatives as cash flow hedges.
As discussed in Note 14 — Long-Term Debt, the Company refinanced its Term Loan Facility. Contemporaneously with the refinancing on April 15, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) we dedesignated all existing interest rate swaps as cash flow hedges; (ii) we terminated two existing interest rate swaps with a notional value of $500 million each; (iii) we entered into two receive-fixed interest rate swaps with a notional amount of $250 million each, which are designed to offset the terms of an existing, active interest rate swap with a notional amount of $500 million; and (iv) we entered into two pay-fixed interest rate swaps with a notional amount of $750 million each, effectively blending the liability position of our existing interest rate swap agreements into the new swaps and extending the term of our hedged position to April 2026.
The amount remaining in accumulated other comprehensive loss for the dedesignated and terminated swaps as of April 2, 2022 was approximately $37.4 million and is being amortized as an increase to interest expense over the effective period of the original swap agreements.
The new receive-fixed interest rate swaps remain undesignated to economically offset the dedesignated existing, active swap. The new receive-fixed swaps and the dedesignated existing, active swap mature on July 12, 2023. Cash settlements related to the receive-fixed interest rate swaps are classified as operating activities in the consolidated statements of cash flows.

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
The key terms of interest rate swaps are as follows (amounts in thousands):

		April 2, 2022		December 31, 2021
Effective Date	Fixed Rate Paid (Received)	Notional Amount	Status	Notional Amount	Status	Maturity Date
Entered into May 2019:
July 12, 2019	2.1570%	$—	Terminated	$—	Terminated	July 12, 2023
July 12, 2019	2.1560%	—	Terminated	—	Terminated	July 12, 2023
July 12, 2019	2.1680%	500,000	Active	500,000	Active	July 12, 2023

Entered into April 2021:
April 15, 2021	2.0369%	750,000	Active	750,000	Active	April 15, 2026
April 15, 2021	2.0340%	750,000	Active	750,000	Active	April 15, 2026
April 15, 2021	(2.1680)%	(250,000)	Active	(250,000)	Active	July 12, 2023
April 15, 2021	(2.1680)%	(250,000)	Active	(250,000)	Active	July 12, 2023
		$1,500,000		$1,500,000
The embedded at-market derivative portion of our interest rate swap agreements is recognized at fair value on the consolidated balance sheets. It is valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.
Foreign Currency Forward Contracts
The Company enters into forward contracts to hedge a portion of its non-functional currency inventory purchases. These forward contracts are established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar. The forward contracts are highly correlated to the changes in the U.S. dollar relative to the Canadian dollar. All of the Company’s foreign currency forward contracts are initially designated as qualifying hedging instruments and accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. Unrealized gains and losses on these contracts are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The Company may dedesignate cash flow hedges in advance of the occurrence of the forecasted transactions.
During the three months ended April 2, 2022 and April 3, 2021, the Company realized a loss of approximately thirty-five thousand dollars and $0.1 million, respectively, within cost of goods sold in the consolidated statements of operations based on the foreign currency forward contracts described above. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings. As of April 2, 2022 and December 31, 2021, the Company had a hedge asset of approximately $0.2 million and $0.7 million respectively, and a gain of approximately $0.3 million and $0.8 million in accumulated other comprehensive loss, respectively, on the consolidated balance sheets.
Fair Values of Derivatives on the Consolidated Balance Sheets
The fair values of our derivatives and their presentation on the consolidated balance sheets as of April 2, 2022 and December 31, 2021 were as follows (in thousands):

		April 2, 2022		December 31, 2021
		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Other assets(1)	$336	$—	$11,543	$—
	Other long-term liabilities(2)	—	336	—	11,543
		$336	$336	$11,543	$11,543

Derivatives designated as hedging instruments	Financial statement line item
Interest rate swaps	Other assets(3)	$87,356	$—	$—	$—
	Other accrued expenses(3)	—	13,127	—	13,127
	Other long-term liabilities(3)	—	40,067	—	28,279
Foreign currency forward contracts	Prepaid expenses and other	249	—	728	—
		$87,605	$53,194	$728	$41,406
(1)The balances relate to a receive-fixed interest rate swaps for which the fair value option has been elected.
(2)The balances relate to a pay-fixed May 2019 active interest rate swap which has been dedesignated as a cash flow hedge.
(3)The balances relate to the pay-fixed interest rate swaps, including the financing component.
Effect of Derivatives on the Consolidated Statements of Operations
The portion of gains or losses on the derivative instruments previously included in accumulated other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs or becomes probable of not occurring. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives not designated as hedging instruments section below. The effect of our derivatives and their presentation on the consolidated statements of operations for the three months ended April 2, 2022 and April 3, 2021 were as follows (in thousands):

		Three Months Ended
		April 2, 2022	April 3, 2021
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Interest expense(1)	$7,288	$—
Foreign currency forward contracts	Cost of sales	35	79
		$7,323	$79
Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	2,540	7,821
		$2,540	$7,821
(1)The balance relates to the reclassification from accumulated other comprehensive loss to interest expense due to dedesignation from hedge accounting of all May 2019 interest rate swaps.

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
On July 17, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ply Gem, and for certain limited purposes as set forth in the Merger Agreement, Clayton, Dubilier & Rice, LLC, pursuant to which, at the closing of the merger, Ply Gem would be merged with and into the Company, with the Company continuing its existence as a corporation organized under the laws of the State of Delaware (the “Merger”). The Merger was consummated on November 16, 2018 pursuant to the Merger Agreement.
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
On March 5, 2022, the Company entered into an Agreement and Plan of Merger (the “CD&R Merger Agreement”), by and among Camelot Return Intermediate Holdings, LLC (“Parent”), Camelot Return Merger Sub, Inc. (“Merger Sub”). Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice (“CD&R”). Upon the terms and subject to the conditions of the CD&R Merger Agreement, among other things, Merger Sub will merge with and into the Company (the “CD&R Merger”). As a result of the CD&R Merger, the Company will cease to be publicly-traded, and investment funds managed by CD&R will become the indirect owner of all of the Company’s outstanding shares of common stock that it does not already own. The proposed transaction has been approved by a special committee of independent directors of the Company’s board of directors (the “Special Committee”) previously formed to evaluate and consider any potential or actual proposal from CD&R. The board of directors of the Company, acting on the Special Committee’s recommendation, resolved unanimously to recommend that the stockholders of the Company vote to adopt and approve the CD&R Merger Agreement. The CD&R Merger is expected to close in the second or third quarter of 2022, subject to customary closing conditions. The waiting period under the Hart-Scott-Rodino Act of 1976, as amended, applicable to the proposed CD&R transaction expired on April 18, 2022. The CD&R Merger is subject to approval by holders of a majority of the shares not owned by CD&R and its affiliates.
Additional information about the CD&R Merger Agreement and the CD&R Merger will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A that will be filed with the SEC.
As of April 2, 2022 and December 31, 2021, the CD&R Investor Group owned approximately 48.6% and 48.8%, respectively, of the outstanding shares of the Company’s Common Stock.
NOTE 17 — STOCK REPURCHASE PROGRAM
On March 7, 2018, the Company announced that its Board of Directors authorized a new stock repurchase program for the repurchase of up to $50.0 million of the Company’s outstanding Common Stock. Under the repurchase program, the Company is authorized to repurchase shares at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. There is no time limit on the duration of the program and shares repurchased pursuant to the repurchase program are usually retired.
During the three months ended April 2, 2022 and April 3, 2021, there were no stock repurchases under the stock repurchase program. As of April 2, 2022, $49.1 million remained available for stock repurchases under the stock repurchase program. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the three months ended April 2, 2022 and April 3, 2021, the Company withheld approximately 0.2 million and 0.1 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the three months ended April 2, 2022, the Company cancelled approximately 0.2 million shares that had been previously withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The cancellations resulted in a $4.1 million decrease in both treasury stock and additional paid in capital during the three months ended April 2, 2022.
NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of April 2, 2022 and December 31, 2021 because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At April 2, 2022, there were no borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	April 2, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$2,574,000	$2,490,345	$2,580,500	$2,570,823
6.125% Senior Notes	500,000	465,000	500,000	531,900
The fair value of the term loan facility was based on recent trading activities of comparable market instruments, which are level 2 inputs, and the fair value of the 6.125% senior notes was based on quoted prices in active markets for the identical liabilities, which are level 1 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of April 2, 2022 and December 31, 2021.
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
Interest rate swaps: Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based LIBOR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Foreign currency forward contracts: The fair value of the foreign currency forward contracts are classified within Level 2 of the fair value hierarchy because they are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs.
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$66	$—	$—	$66
Mutual funds – Growth	159	—	—	159
Mutual funds – Blend	1,511	—	—	1,511
Mutual funds – Foreign blend	424	—	—	424
Mutual funds – Fixed income	—	141	—	141
Total short-term investments in deferred compensation plan(2)	2,160	141	—	2,301
Foreign currency forward contracts	—	249	—	249
Interest rate swap assets(3)	—	87,692	—	87,692
Total assets	$2,160	$88,082	$—	$90,242

Liabilities:
Deferred compensation plan liability(2)	$—	$2,704	$—	$2,704
Interest rate swap liabilities(4)	—	53,530	—	53,530
Total liabilities	$—	$56,234	$—	$56,234

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$24	$—	$—	$24
Mutual funds – Growth	557	—	—	557
Mutual funds – Blend	1,560	—	—	1,560
Mutual funds – Foreign blend	467	—	—	467
Mutual funds – Fixed income	—	151	—	151
Total short-term investments in deferred compensation plan(2)	2,608	151	—	2,759
Foreign currency forward contracts	—	728	—	728
Interest rate swap assets(3)	—	11,543	—	11,543
Total assets	$2,608	$12,422	$—	$15,030

Liabilities:
Deferred compensation plan liability(2)	$—	$2,759	$—	$2,759
Interest rate swap liabilities(4)	—	52,949	—	52,949
Total liabilities	$—	$55,708	$—	$55,708
(1)Unrealized holding gains (losses) for the three months ended April 2, 2022 and April 3, 2021 were $(0.3) million and $0.1 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.
(3)The balance as of April 2, 2022 includes $87.4 million and $0.3 million related to the pay-fixed interest rate swaps and the receive-fixed interest rate swaps for which the fair value option has been elected, respectively. The balance as of December 31, 2021 is related to the receive-fixed interest rate swaps for which the fair value option has been elected.
(4)The balances as of April 2, 2022 and December 31, 2021 include $53.2 million and $41.4 million, respectively, related to the pay-fixed interest rate swaps, and $0.3 million and $11.5 million, respectively, related to the pay-fixed May 2019 active interest rate swap which has been dedesignated as a cash flow hedge.
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
For the three months ended April 2, 2022, the Company’s estimated annual effective income tax rate of ordinary forecasted pre-tax book income was approximately 28.1%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, foreign income taxes, and executive compensation. For the three months ended April 2, 2022, the effective tax rate was 25.1%, which varied from the annual effective tax rate due to discrete items recorded during the period, including legal settlement income received, interest recorded on unrecognized tax benefits, adjustments to state income tax rates, and stock compensation.

Valuation allowance
As of April 2, 2022, the Company remained in a valuation allowance position, in the amount of $14.6 million, against its deferred tax assets for certain state jurisdictions of certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences as well as interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the three months ended April 2, 2022, the tax reserves increased by approximately $0.4 million. The increase is primarily due to additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of April 2, 2022 was approximately $17.8 million and is recorded in other long-term liabilities in the consolidated balance sheet.
CARES Act
Under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that was signed into law on March 27, 2020, the Company elected to defer employer social security payments of approximately $19.9 million as of December 31, 2020. In December 2021, the Company paid approximately $10 million in deferred employer social security payments and has approximately $10 million recorded in current liabilities on the consolidated balance sheet as of April 2, 2022 that will be paid by December 31, 2022.
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses, restructuring charges, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, and other income (expense).

The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales:
Windows	$702,110	$527,263
Siding	332,990	316,391
Commercial	531,738	423,378
Total net sales	$1,566,838	$1,267,032
Operating income:
Windows	$46,245	$29,362
Siding	27,423	27,528
Commercial	80,943	41,585
Corporate	24,705	(43,267)
Total operating income	179,316	55,208
Unallocated other expense, net	(42,667)	(56,071)
Income (loss) before taxes	$136,649	$(863)

	April 2, 2022	December 31, 2021
Total assets:
Windows	$2,232,057	$2,223,098
Siding	2,083,123	2,060,275
Commercial	1,015,922	1,073,264
Corporate	700,554	470,823
Total assets	$6,031,656	$5,827,460

NOTE 21 — CONTINGENCIES
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. The Company regularly reviews the status of ongoing proceedings and other contingent matters. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance.
Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of April 2, 2022.
Environmental
The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of its employees and the end-users of its products; regulate the materials used in its products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, civil sanctions, injunctive relief, consent orders, or requirements to install pollution controls or other abatement equipment.
The Company could be held liable for costs to investigate, remediate or otherwise address contamination at any real property it has ever owned, operated or used as a disposal site, or at other sites where the Company or its predecessors may have released hazardous materials. The Company could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise as a result of violations of (or liabilities under) environmental, health and safety laws, or in connection with releases of hazardous or other materials.
MW Manufacturers, Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the U.S. Environmental Protection Agency (“EPA”) under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study based on the investigations was submitted to the VDEQ for review and approval in September 2019. Upon completion of a 30-day public comment period, the VDEQ issued its Final Decision and Response to Comments approving a final remedy in May 2021. The final remedy consists of continuing groundwater monitoring until the VDEQ’s corrective actions have been met; and implementing and complying with land use restrictions and institutional controls imposed by an environmental covenant. The Company has recorded a liability of $4.5 million for this MW site, of which $1.0 million is in other current liabilities and $3.5 million is in other long-term liabilities on the Company’s consolidated balance sheet as of April 2, 2022.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party at the site and has liability for investigation and remediation costs associated with the contamination. In May 2019, KBP and an unrelated respondent entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was approved by the EPA in December 2019. Two phases of RI field sampling were completed through May 2021 and a Monitoring Well Plan was approved by the EPA in November 2021; well installation is planned in 2022. The Company has recorded a liability of $4.4 million within other current liabilities on its consolidated balance sheet as of April 2, 2022. If necessary, the Company will adjust its remediation liability if the RI/FS scope materially changes or the EPA imposes additional investigative requirements. The Company may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.

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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $1.6 million liability related to the settlement in other current liabilities on the Company’s consolidated balance sheet as of April 2, 2022.
On November 14, 2018, an individual stockholder, Gary D. Voigt, filed a putative class action Complaint in the Delaware Court of Chancery against Clayton Dubilier & Rice, LLC (“CD&R”), Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), and certain directors of the Company. Voigt purported to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. An Amended Complaint was filed on April 11, 2019. The Amended Complaint asserted claims for breach of fiduciary duty and unjust enrichment against CD&R Fund VIII and CD&R, and for breach of fiduciary duty against twelve director defendants in connection with the Merger. Defendants moved to dismiss the Amended Complaint and, on February 10, 2020, the court denied the motions except as to four of the director defendants. Voigt sought damages in an amount to be determined at trial. On August 25, 2021, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation provides for CD&R, CD&R Fund VIII, and the eight director defendants to cause their respective insurers to pay a total of $100 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the Company. The Stipulation further provided that plaintiff’s counsel would apply for an award of attorneys’ fees and litigation expenses in an amount of up to 23.5% of the $100 million payment by the insurers, and that any incentive award for the named plaintiff will be paid solely from the amount of plaintiff attorneys’ fees awarded. This Stipulation required court approval. On January 19, 2022, the Court held a hearing, verbally approved the Stipulation, and approved the plaintiff’s counsel’s application for a fee award of 23.5% of the $100 million settlement payment and the incentive award. On January 20, 2022, the Court entered an Order and Final Judgment approving the Stipulation. During the quarter ended April 2, 2022, the matter was resolved as the Company received $76.5 million in cash proceeds from the Stipulation, which was recorded in gain on legal settlements in the consolidated statement of operations.
Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction (“AISC”) against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020, the USITC opinion was published in the Federal Register, ceasing the Company’s requirement to pay the AD and CVD tariffs. The Company received full reimbursement for the $4.1 million in tariffs previously deposited with United States Customs and Border Protection and recorded a reduction in costs of sales during the fiscal year ended December 31, 2020. This matter was appealed by the AISC and, on September 22, 2021, the U.S. Court of International Trade (“CIT”) issued an opinion upholding the USITC’s determination that there was no injury or threat of injury to the domestic FSS industry caused by the cumulated imports of FSS from Mexico, Canada, and China. The AISC has appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). The Company will continue to vigorously advocate its position, that its import of FSS from BSM should not be subject to any CVD or AD tariffs, in all tribunals including the CAFC as well as the tribunal established pursuant to the North American Free Trade Agreement (“NAFTA”). The Company’s position is in agreement with, and bolstered by, the USITC’s determination that FSS imports do not cause material injury or threaten material injury to the U.S. industry and the CIT’s sustaining of the USITC’s final negative injury determination. We have evaluated this matter in accordance with ASC 450, Contingencies, and concluded that no liability to the Company is probable and estimable as of April 2, 2022.

NOTE 22 — SUBSEQUENT EVENTS
On April 10, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Coil Coatings Purchase Agreement”) with BlueScope Steel North America Corporation, a Delaware corporation (“BlueScope”) and a subsidiary of BlueScope Steel Limited, to sell the Company’s metal coil coatings business to BlueScope for an aggregate purchase price of $500 million in cash, subject to certain customary adjustments (the “Coil Coatings Transaction”). The Coil Coatings Transaction is subject to the satisfaction of customary closing conditions, including the expiration or termination of the waiting period under the HSR Act. Subject to the satisfaction or waiver of certain conditions and the other terms and conditions of the Coil Coatings Purchase Agreement, the Coil Coatings Transaction is expected to close in 2022. Pursuant to the CD&R Merger Agreement, an affiliate of CD&R consented to the Company’s entry into the Coil Coatings Purchase Agreement.

CORNERSTONE BUILDING BRANDS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
•our ability to complete the proposed CD&R Merger and the proposed Coil Coatings Transaction on the terms and timeline anticipated, or at all, and the effect of the announcement, pendency and completion of the CD&R Merger and the Coil Coatings Transaction on our ability to maintain relationships with customers and other third parties, on management’s attention to ongoing business concerns, and other risks and uncertainties related to the proposed CD&R Merger and the Coil Coatings Transaction that may affect future results;
•industry cyclicality;
•seasonality of the business and adverse weather conditions;
•challenging economic conditions affecting the residential, non-residential and repair and remodeling construction industry and markets;
•commodity price volatility and/or limited availability of raw materials, including polyvinyl chloride (“PVC”) resin, glass, aluminum, natural gas, and steel due to supply chain disruptions;
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
•the severity, duration and spread of the COVID-19 pandemic, as well as actions that may be taken by the Company or governmental authorities to contain the COVID-19 pandemic or to treat its impact and the resulting impact on supply chain and labor pressures;
•macroeconomic uncertainty and market volatility resulting from geopolitical concerns, including Russia’s invasion of Ukraine;

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
•our ability to fund operations, provide increased working capital necessary to support our strategy and acquisitions using available liquidity;
•our ability to carry out our restructuring plans and to fully realize the expected cost savings;
•global climate change, including compliance with new laws or regulations relating thereto;
•breaches of our information system security measures;
•damage to our computer infrastructure and software systems;
•necessary maintenance or replacements to our enterprise resource planning technologies;
•potential personal injury, property damage or product liability claims or other types of litigation, including stockholder litigation related to the proposed CD&R Merger;
•compliance with certain laws related to our international business operations;
•increases in labor costs, labor market pressures, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers;
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
•exchange rate fluctuations;
•downgrades of our credit ratings;
•the effect of increased interest rates on our ability to service our debt; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), and other filings we make with the SEC.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in this report and the 2021 Form 10-K, and other risks described in documents subsequently filed by the

Company from time to time with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
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
Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the leading manufacturer of vinyl windows, vinyl siding, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes over 22,000 employees at manufacturing, distribution and office locations primarily in North America.
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
CD&R Merger Agreement
On March 5, 2022, the Company entered into an Agreement and Plan of Merger (the “CD&R Merger Agreement”), by and among Camelot Return Intermediate Holdings, LLC (“Parent”), Camelot Return Merger Sub, Inc. (“Merger Sub”). Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice (“CD&R”). Upon the terms and subject to the conditions of the CD&R Merger Agreement, among other things, Merger Sub will merge with and into the Company (the “CD&R Merger”). As a result of the CD&R Merger, the Company will cease to be publicly-traded, and investment funds managed by CD&R will become the indirect owner of all of the Company’s outstanding shares of common stock that it does not already own. The proposed transaction has been approved by a special committee of independent directors of the Company’s board of directors (the “Special Committee”) previously formed to evaluate and consider any potential or actual proposal from CD&R. The board of directors of the Company, acting on the Special Committee’s recommendation, resolved unanimously to recommend that the stockholders of the Company vote to adopt and approve the CD&R Merger Agreement. The CD&R Merger is expected to close in the second or third quarter of 2022, subject to customary closing conditions. The waiting period under the Hart-Scott-Rodino Act of 1976, as amended, applicable to the proposed CD&R transaction expired on April 18, 2022. The transaction is subject to approval by holders of a majority of the shares not owned by CD&R and its affiliates.
Additional information about the CD&R Merger Agreement and the CD&R Merger will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A/that will be filed with the SEC.
Markets We Serve
Our products are available across several large and attractive end markets, including residential new construction, residential repair and remodel and low-rise non-residential construction. We believe that there are favorable underlying fundamental factors that will drive long-term growth across the end markets in which we operate. We also believe the recent COVID-19 pandemic has driven strong demand for residential repair and remodel activity, residential new construction and select segments of the low-rise non-residential construction market, such as distribution, warehouse, healthcare and educational facilities in suburban regions. We believe our business is well-positioned to benefit from broader societal and population trends favoring suburban regions, as employment and living preferences shift towards such regions.
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

RESULTS OF OPERATIONS
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Three Months Ended
(Amounts in thousands)	April 2, 2022	April 3, 2021	$ change	% change
Net sales	$1,566,838	$1,267,032	299,806	23.7%
Gross profit	333,907	259,729	74,178	28.6%
% of net sales	21.3%	20.5%
Selling, general and administrative expenses	176,536	153,168	23,368	15.3%
% of net sales	11.3%	12.1%
Restructuring and impairment charges, net	831	1,838	(1,007)	(54.8)%
Strategic development and acquisition related costs	4,791	3,313	1,478	44.6%
Interest expense	44,106	56,499	(12,393)	(21.9)%
Provision for income taxes	34,366	792	33,574	4,239.1%
Net income (loss)	102,283	(1,655)	103,938	(6,280.2)%
Net sales - Consolidated net sales for the three months ended April 2, 2022 increased by approximately 23.7%, as compared to the same period last year. The net sales growth was primarily-driven by favorable price actions across all segments in response to rising commodity costs and other inflationary impacts coupled with $45.1 million impact from strategic acquisitions net of divestitures from portfolio optimization actions.
Gross profit % of net sales - The Company’s gross profit percentage was 21.3% for the three months ended April 2, 2022, which was a 80 basis point increase over the three months ended April 3, 2021. The improvement in gross profit as a % of net sales was driven by strong price mix net of inflation and the net effect of acquisitions and divestitures made during the second half of 2021.
Selling, general, and administrative expenses increased 15.3% during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase was primarily driven by sales commissions and other variable compensation programs related to financial growth measures, increased wages and marketing related professional services to support market recovery and further growth.
Restructuring and impairment charges, net decreased $1.0 million during the three months ended April 2, 2022 compared to the three months ended April 3, 2021, primarily due to lower severance of $0.8 million.
Strategic development and acquisition related costs increased $1.5 million during the three months ended April 2, 2022 compared to the three months ended April 3, 2021, primarily related to increased strategic development activity in the current period partially offset by lower litigation costs from the Voigt lawsuit than the prior year comparable period.
Interest expense decreased $12.4 million or 21.9% during the three months ended April 2, 2022 as compared to the three months ended April 3, 2021 primarily as a result of the actions taken in second quarter of 2021 (redemption of the $645 million 8.00% Senior Notes coupled with the refinancing of the Current Term Loan Facility).
Consolidated provision (benefit) for income taxes was an expense of $34.4 million for the three months ended April 2, 2022 compared to an expense of $0.8 million for the three months ended April 3, 2021. The change in the provision was primarily driven by an increase in pre-tax book income for the three months ended April 2, 2022.

Segment Results of Operations
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by the different industry sectors they serve. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. We report all other business activities in Corporate and unallocated costs. Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses, restructuring charges, acquisition costs, gain on legal settlements, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt and other income (expense).
One of the primary measurements used by management to measure the financial performance of each segment is Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), adjusted for the following items: income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and impairment charges; strategic development and acquisition related costs; gain on legal settlements; share-based compensation expense; non-cash gain (loss) on foreign currency transactions; other non-cash items; and other items.
The presentation of segment results below includes a reconciliation of the changes for each segment reported in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone Building Brands, which includes historical information of Prime Windows LLC (“Prime Windows”), which the Company acquired on April 30, 2021; Cascade Windows, Inc. (“Cascade Windows”), which the Company acquired on August 20, 2021; the insulated metals panels (“IMP”) and the roll-up sheet doors (“DBCI”) businesses, which the Company divested on August 9, 2021 and August 18, 2021, respectively, and Union Corrugating Company Holdings, Inc. (“UCC”), which the Company acquired on December 3, 2021. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Prime Windows, Cascade Windows and UCC acquisitions; or any integration costs; and from the IMP and DBCI divestitures. Pro forma balances are not necessarily indicative of operating results had the Prime Windows, Cascade Windows and UCC acquisitions and the IMP and DBCI divestitures occurred on January 1, 2021 or of future results.
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
The following tables present a comparison of net sales as reported to pro forma net sales for Cornerstone Building Brands as if the Prime Windows, Cascade Windows and UCC acquisitions, and the IMP and DBCI divestitures had each occurred on January 1, 2021 rather than the respective date referenced above for each transaction:

	Three Months Ended April 2, 2022			Three Months Ended April 3, 2021
(Amounts in thousands)	Reported	Acquisitions and Divestitures	Pro Forma	Reported	Acquisitions and Divestitures	Pro Forma
Net Sales
Windows	$702,110	$—	$702,110	$527,263	$58,421	$585,684
Siding	332,990	—	332,990	316,391	—	316,391
Commercial	531,738	—	531,738	423,378	(36,439)	386,939
Total Net Sales	$1,566,838	$—	$1,566,838	$1,267,032	$21,982	$1,289,014

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Three Months Ended
(Amounts in thousands)	April 2, 2022	April 3, 2021
Net sales	$1,566,838	$1,267,032
Impact of acquisitions and divestitures(1)	—	21,982
Pro forma net sales	$1,566,838	$1,289,014

Operating income, GAAP	$179,316	$55,208
Restructuring and impairment charges, net	831	1,838
Strategic development and acquisition related costs	4,791	3,313
Gain on legal settlements	(76,575)	—
Depreciation and amortization	73,932	72,615
Other (2)	11,620	6,174
Adjusted EBITDA	193,915	139,148

Impact of acquisitions and divestitures(1)	—	(2,093)
Pro Forma Adjusted EBITDA	$193,915	$137,055
Adjusted EBITDA as a % of Net Sales	12.4%	11.0%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	12.4%	10.6%
(1)Reflects the impact of the net sales and Adjusted EBITDA of Prime Windows LLC, Cascade Windows Inc., and Union Corrugating Company Holdings, Inc., which were acquired on April 30, 2021, August 20, 2021 and December 3, 2021, respectively, and reflects the impact of the divestitures of the IMP and DBCI businesses through the divestiture dates of August 9, 2021 and August 18, 2021, respectively.
(2)Primarily includes $11.5 million and $3.3 million of share-based compensation for the three months ended April 2, 2022 and April 3, 2021, respectively, and $3.0 million in costs for the three months ended April 3, 2021 associated with debt refinancing transactions.
Operating income (loss) for the three months ended April 2, 2022 increased to $179.3 million of operating income as compared to operating income of $55.2 million in the three months ended April 3, 2021 primarily as a result of the gain on legal settlements in the current period of $76.6 million, incremental operating income from acquisitions, net of divestitures made in second half of 2021 (Prime, Cascade, and UCC), and strong price mix net of inflation that offset higher SG&A expenses.
Pro forma Adjusted EBITDA for the three months ended April 2, 2022 was $193.9 million or 12.4% of pro forma net sales, an increase of $56.9 million and 180 basis points from the pro forma period a year ago. Pro forma adjusted EBITDA increased 41.5% from prior year primarily due to strong price mix net of inflation of 108.1% resulting from price actions taken to offset inflationary impacts. This was partially offset by 28.1% from lower volume, 28.0% from manufacturing inefficiencies resulting from the challenges brought on by supply chain disruptions and labor constraints, and 10.5% from higher SG&A expenses.

Windows

	Three Months Ended
(Amounts in thousands)	April 2, 2022	April 3, 2021
Net Sales	$702,110	$527,263
Impact of acquisitions(1)	—	58,421
Pro forma net sales	$702,110	$585,684

Operating income, GAAP	$46,245	$29,362
Restructuring and impairment charges, net	212	932
Strategic development and acquisition related costs	554	—
Depreciation and amortization	35,130	30,798
Other	238	(87)
Adjusted EBITDA	82,379	61,005

Impact of acquisitions(1)	—	6,582
Pro Forma Adjusted EBITDA	$82,379	$67,587
Adjusted EBITDA as a % of Net Sales	11.7%	11.6%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	11.7%	11.5%
(1)Reflects the impact of the net sales and Adjusted EBITDA of Prime Windows LLC and Cascade Windows Inc., which were acquired on April 30, 2021 and August 20, 2021, respectively.
Pro forma net sales for the three months ended April 2, 2022 were 19.9% higher than pro forma net sales in the same period a year ago. Disciplined price actions in response to rising commodity costs and other inflationary impacts drove a 22.4% increase in pro forma net sales as compared to the same period last year. Volumes were 2.5% lower with one fewer fiscal day.
Operating income (loss) for the three months ended April 2, 2022 increased to $46.2 million operating income as compared to operating income of $29.4 million for the three months ended April 3, 2021, primarily due to positive price mix net of inflation, which more than offset the manufacturing impacts from supply chain disruptions and higher costs to serve our customers.
Pro forma Adjusted EBITDA for the three months ended April 2, 2022 was $82.4 million or 11.7% of pro forma net sales, an improvement of 20 basis points from the pro forma period a year ago. Pro forma Adjusted EBITDA increased 21.9% over the prior year quarter, primarily due to 70.1% of positive price mix net of inflation that was partially offset 39.3% from manufacturing inefficiencies, 7.6% from an increase in SG&A expenses, and 1.4% from lower volume impact.

Siding

	Three Months Ended
(Amounts in thousands)	April 2, 2022	April 3, 2021
Net Sales	$332,990	$316,391

Operating income, GAAP	$27,423	$27,528
Restructuring and impairment charges, net	208	141
Strategic development and acquisition related costs	—	323
Depreciation and amortization	29,062	29,148
Other	(221)	(19)
Adjusted EBITDA	$56,472	$57,121

Adjusted EBITDA as a % of Net Sales	17.0%	18.1%
Net sales for the three months ended April 2, 2022 were 5.2% higher than the net sales in the same period a year ago. For the quarter, price/mix increase of 21.1% more than offset lower volume of 15.9%.

Operating income (loss) for the three months ended April 2, 2022 decreased to $27.4 million of operating income, as compared to operating income of $27.5 million for the three months ended April 3, 2021.
Adjusted EBITDA for the three months ended April 2, 2022 was $56.5 million or 17.0% of net sales, a decrease of 1.1% compared to the same period in the prior year, primarily due to 25.9% from lower volume, 4.4% from increased SG&A expenses, and 3.0% from increased manufacturing costs to serve customers and inefficiencies from supply chain and labor disruptions. Partially offsetting these increased costs was positive price mix net of inflation of 32.2%.

Commercial

	Three Months Ended
(Amounts in thousands)	April 2, 2022	April 3, 2021
Net Sales	$531,738	$423,378
Impact of acquisition and divestitures(1)	—	(36,439)
Pro forma net sales	$531,738	$386,939

Operating income, GAAP	$80,943	$41,585
Restructuring and impairment charges, net	159	672
Strategic development and acquisition related costs	—	58
Depreciation and amortization	8,168	11,360
Other	298	(257)
Adjusted EBITDA	89,568	53,418

Impact of acquisition and divestitures(1)	—	(8,675)
Pro Forma Adjusted EBITDA	$89,568	$44,743
Adjusted EBITDA as a % of Net Sales	16.8%	12.6%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	16.8%	11.6%
(1)Reflects the net adjustments of IMP and DBCI, which were divested on August 9, 2021 and August 18, 2021, respectively; and reflects the impact of the net sales and Adjusted EBITDA of Union Corrugating Company Holdings, Inc, which was acquired on December 3, 2021.
Pro forma net sales for the three months ended April 2, 2022 were 37.4% higher than the same period a year ago, driven by disciplined price actions to mitigate rising steel costs of approximately 53.7%, partially offset by lower volumes of 16.3%.
Operating income (loss) for the three months ended April 2, 2022 increased to $80.9 million of operating income, as compared to operating income of $41.6 million for the three months ended April 3, 2021. The increase was primarily due to positive price mix net of inflation, which more than offset the manufacturing impacts from supply chain disruptions and higher costs to serve our customers.
Pro forma Adjusted EBITDA for the three months ended April 2, 2022 was $89.6 million or 16.8% of pro forma net sales, an improvement of 520 basis points from the same period a year ago. Pro forma Adjusted EBITDA increased by 100.2% primarily due to favorable price mix net of commodity and other inflation impacts of 184.0%, partially offset 50.8% from lower volume, 18.1% from manufacturing inefficiencies caused by lower production levels and manufacturing labor capacity constraints, and 14.9% from higher SG&A expenses.

Unallocated Operating Gain (Loss)

	Three Months Ended
(Amounts in thousands)	April 2, 2022	April 3, 2021
Statements of operations data:
SG&A expenses	$(47,558)	$(40,334)
Strategic development and acquisition related costs	(4,237)	(2,933)
Gain on legal settlement	76,500	—
Operating gain (loss)	$24,705	$(43,267)
Unallocated operating gain (loss) includes items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating gain for the three months ended April 2, 2022 was $24.7 million, as compared to a $43.3 million unallocated operating loss during the three months ended April 3, 2021. The change is primarily due to a gain on a legal settlement of $76.5 million during the three months ended April 2, 2022, partially offset by increase driven by sales commissions and other variable compensation programs related to financial growth measures, increased wages, and marketing related professional services to support market recovery and further growth. Unallocated operating gain (loss) includes $11.5 million and $3.3 million of share-based compensation expense for the three months ended April 2, 2022 and April 3, 2021, respectively.
LIQUIDITY AND CAPITAL RESOURCES
General
Our ongoing principal source of funds is cash generated from operations, supplemented by borrowings against our asset-based lending and revolving credit facility, as necessary. We typically invest our excess cash in various overnight investments that are issued or guaranteed by the U.S. federal government. Our cash, cash equivalents and restricted cash increased from $396.7 million as of December 31, 2021 to $544.2 million as of April 2, 2022. The following table summarizes our consolidated cash flows for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net cash provided by operating activities	$190,106	$20,031
Net cash used in investing activities	(28,910)	(20,695)
Net cash used in financing activities	(13,500)	(7,459)
Effect of exchange rate changes on cash and cash equivalents	(108)	585
Net increase (decrease) in cash, cash equivalents and restricted cash	147,588	(7,538)
Cash, cash equivalents and restricted cash at beginning of period	396,658	680,478
Cash, cash equivalents and restricted cash at end of period	$544,246	$672,940
Operating Activities
During the first quarter, the Company generated strong cash flow from operations of $190.1 million, an increase of $170.1 million from the prior year. The improvement was driven by legal settlement proceeds, higher earnings generation, and effective working capital management.

The following table shows the impact of working capital items on cash during the three months ended April 2, 2022 and April 3, 2021, respectively (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
Net cash provided (used in) by:
Accounts receivable	$(23,628)	$(47,157)	$23,529
Inventories	(68,857)	(62,028)	(6,829)
Accounts payable	84,726	49,424	35,302
Net cash provided by (used in) working capital items	$(7,759)	$(59,761)	$52,002

The cash generated from working capital between periods was primarily driven by the investments in net working capital during the first quarter of 2021 to support the strong demand recovery from the COVID-19 pandemic and increased valuations from rising commodity costs and other inflationary aspects. See the consolidated statements of cash flows in the unaudited consolidated financial statements for additional information.
Investing Activities
Net cash used in investing activities was $28.9 million during the three months ended April 2, 2022 compared to $20.7 million used in investing activities during the three months ended April 3, 2021. The increase is primarily driven by $12.1 million of additional capital investments. See the consolidated statements of cash flows in the unaudited consolidated financial statements for additional information.
Financing Activities
Net cash used in financing activities was $13.5 million during the three months ended April 2, 2022 compared to $7.5 million used in financing activities during the three months ended April 3, 2021. The additional outflow of cash during the period was due to $3.3 million of payments related to financing component of interest rate swaps and $2.5 million of payments related to tax withholding for share-based compensation.

Debt
Below is a reconciliation of the Company’s net debt (in thousands) as of the dates indicated. Management considers net debt to be more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

	April 2, 2022	December 31, 2021
Asset-based revolving credit facility due April 2026	$—	$—
Term loan facility due April 2028	2,574,000	2,580,500
Cash flow revolver due April 2026	—	—
6.125% senior notes due January 2029	500,000	500,000
Total Debt	3,074,000	3,080,500
Less: Cash and cash equivalents	542,035	394,447
Net Debt	$2,531,965	$2,686,053
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
For additional information, see Note 14 — Long-Term Debt in the notes to the unaudited consolidated financial statements.

Additional Liquidity Considerations
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. The following table summarizes key liquidity measures under the Current ABL Credit Agreement and the Current Cash Flow Credit Agreement in effect as of April 2, 2022 and December 31, 2021 (in thousands):

	April 2, 2022	December 31, 2021
Asset-based revolving credit facility due April 2026	$611,000	$611,000
Eligible borrowing base	611,000	611,000
Less: Borrowings	—	—
Less: LCs outstanding and priority payables	45,000	45,000
Net ABL availability	566,000	566,000

Plus: Cash flow revolver due April 2026	115,000	115,000
Plus: Cash and cash equivalents	542,035	394,447
Total Liquidity	$1,223,035	$1,075,447
We expect to contribute $0.5 million to the postretirement medical and life insurance plans in the year ending December 31, 2022.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase program. On March 7, 2018, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding Common Stock. Under this repurchase program, we are authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the three months ended April 2, 2022, there were no stock repurchases under the stock repurchase program. As of April 2, 2022, approximately $49.1 million remained available for stock repurchases under the program. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of share-based compensation.
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
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that are most important to the portrayal of our financial position and results of operations. These estimates require our most subjective judgments about the effect of matters that are inherently uncertain. Our most critical accounting estimates include those that pertain to accounting for acquisitions, intangible assets and goodwill; warranty; and income taxes, which are described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Windows and Siding Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 27.2% for the three months ended April 2, 2022 compared to the three months ended April 3, 2021.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the three months ended April 2, 2022, material costs (predominantly steel costs) constituted approximately 61% of our Commercial segment cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future.
With material costs (predominantly steel costs) accounting for approximately 61% of our Commercial segment's cost of sales for the three months ended April 2, 2022, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $2.4 million for the three months ended April 2, 2022. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of our raw materials, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At April 2, 2022, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities and Current ABL Facility, which provides for borrowings of up to $2,715.0 million on the Current Cash Flow Facilities and up to $611.0 million on the Current ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either LIBOR or an alternative rate. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $6.8 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.5 million per year. The fair value of our term loan credit facility at April 2, 2022 and December 31, 2021 was approximately $2,490.3 million and $2,570.8 million, respectively, compared to the face value of $2,574.0 million and $2,580.5 million, respectively. In April 2021, we entered into cash flow interest rate swap hedge contracts for a total notional amount of $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At April 2, 2022, our cash flow hedge swap contracts had a fair value asset of $87.4 million that is recorded in other assets, net, and a fair value liability related to the financing component of the interest rate swaps of $53.2 million of which $40.1 million is recorded as a non-current liability and $13.1 million is recorded in accrued expenses on our consolidated balance sheet.
See Note 14 — Long-Term Debt and Note 15 — Derivatives in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt and interest rate swaps.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain included in net income (loss) for the three months ended April 2, 2022 and April 3, 2021 was $0.9 million and $0.3 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three months ended April 2, 2022 and April 3, 2021 was $4.8 million and $6.1 million, respectively.
The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency remeasurement gain (loss) for the three months ended April 2, 2022 and April 3, 2021 was $0.5 million and $(0.3) million, respectively.
We have entered into foreign currency forward contracts with a financial institution to hedge primarily inventory purchases in Canada. At April 2, 2022, we have a total notional amount of approximately $38.9 million hedged at fixed USD/CAD rates ranging from 1.2120 to 1.2600 with value dates through December 2022. In the future, we may enter into additional foreign currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the Canadian dollar and/or the Mexican peso. See Note 15 — Derivatives in the notes to the unaudited consolidated financial statements for information on our currency hedges.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 2, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
We are currently in the process of assessing the internal controls of Union Corrugating Company Holdings, Inc. (“UCC”), Cascade Windows Inc. (“Cascade Windows”) and Prime Windows LLC (“Prime Windows”) as part of the post-close acquisition integration process. UCC, Cascade Windows and Prime Windows have been excluded from our assessment of internal control over financial reporting as of April 2, 2022. The total assets and revenues excluded from management’s assessment represent 11.8% and 6.7%, respectively, of the consolidated financial statements as of and for the three months ended April 2, 2022.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
Three complaints have been filed by purported stockholders of the Company relating to the CD&R Merger. The actions are captioned Stein v. Cornerstone Building Brands, Inc., et al., Case No. 1:22-cv-02981 (Apr. 11, 2022), filed in the United States District Court for the Southern District of New York, Hopkins v. Cornerstone Building Brands, Inc., et al., Case No. 1:22-cv-02258 (Apr. 20, 2022), filed in the United States District Court for the Eastern District of New York, and Whitfield v. Cornerstone Building Brands, Inc., et al., Case No. 2:22-cv-01547 (Apr. 20, 2022), filed in the United States District Court for the Eastern District of Pennsylvania. The complaints name the Company and the members of the Company’s board of directors as defendants and allege that the preliminary proxy statement filed with the SEC on April 7, 2022 contains alleged material misstatements and omissions in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 of the Exchange Act. The complaints seek, among other relief, an injunction preventing the closing of the CD&R Merger unless and until the information sought is disclosed, rescission of the merger agreement to the extent already implemented or recissory damages and attorneys’ and experts’ fees. The Company believes the claims asserted in the complaints are without merit.
Additional lawsuits may be filed against the Company, members of the Company’s board of directors or the Company’s officers in connection with the CD&R Merger, which could prevent or delay completion of the CD&R Merger and result in substantial costs to the Company, including any costs associated with indemnification.
See also Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 21 — Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information and the risk factors set forth below, we believe there have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The consummation of the CD&R Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the CD&R Merger Agreement may be terminated and the CD&R Merger may not be completed.
The CD&R Merger is subject to certain customary closing conditions, including: (i) the approval by holders of a majority of all outstanding Shares (including those held by CD&R and its affiliates) and the approval by holders of a majority of the outstanding Shares held by the Unaffiliated Stockholders (together, the “Requisite Stockholder Approvals”); (ii) the absence of an injunction or law restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the CD&R Merger; (iii) subject to customary materiality qualifiers, the accuracy of the representations and warranties contained in the CD&R Merger Agreement, including the representation that the Company has not suffered a “Material Adverse Effect” (as defined in the CD&R Merger Agreement) since January 1, 2022; and (iv) material performance by the other party of its covenants under the CD&R Merger Agreement. The failure to satisfy all of the required conditions could delay the completion of the CD&R Merger by a significant period of time or prevent it from occurring. Any delay in completing the CD&R Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the CD&R Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the CD&R Merger will be satisfied or waived or that the CD&R Merger will be completed within the expected timeframe or at all.
Failure to complete the CD&R Merger could adversely affect the stock price and future business and financial results of the Company.
There can be no assurance that the conditions to the closing of the CD&R Merger will be satisfied or waived or that the CD&R Merger will be completed. If the CD&R Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the CD&R Merger Agreement under specified circumstances, the Company is required to pay Parent a termination fee of $105,000,000; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the CD&R Merger closes; (iii) under the CD&R Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the CD&R Merger, which may adversely affect its ability to execute certain of its business strategies; (iv) the Company may lose key employees during the period in which the Company and CD&R are pursuing the CD&R Merger, which may adversely affect the Company in the future if it is not able to hire and retain qualified personnel to replace departing employees; and (v) the proposed CD&R Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.
If the CD&R Merger is not completed, these risks could materially affect the business and financial results of the Company and its stock price, including to the extent that the current market price of the Company’s common stock is positively affected by a market assumption that the CD&R Merger will be completed.
While the CD&R Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.
In connection with the pending CD&R Merger, some customers, vendors or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the CD&R Merger is completed. In addition, due to certain restrictions in the CD&R Merger Agreement on the conduct of business prior to completing the CD&R Merger, the Company may be unable (without the other party’s prior written consent), during the pendency of the CD&R Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the CD&R Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.
The Company will incur substantial transaction fees and CD&R Merger-related costs in connection with the CD&R Merger that could adversely affect the business and operations of the Company if the CD&R Merger is not completed.
The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial CD&R Merger-related costs associated with completing the CD&R Merger, and which could adversely affect the business operations of the Company if the CD&R Merger is not completed.
The termination fee and restrictions on solicitation contained in the CD&R Merger Agreement may discourage other companies from trying to acquire the Company.
The CD&R Merger Agreement prohibits the Company from initiating, soliciting, proposing or knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The CD&R Merger Agreement also contains certain termination rights, including, but not limited to, the right of the Company to terminate the CD&R Merger Agreement to accept a Superior Proposal (as defined in the CD&R Merger Agreement), subject to and in accordance with the terms and conditions of the CD&R Merger Agreement, and provides that, upon termination of the CD&R Merger Agreement by the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay Parent a termination fee of $105,000,000 in cash. Upon termination of the CD&R Merger Agreement by the Company or Parent under specified conditions, Parent will be required to pay the Company a termination fee of $210,000,000 in cash. The termination fees and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than CD&R has offered in the CD&R Merger.
Litigation against the Company, CD&R, or the members of their respective boards, could prevent or delay the completion of the CD&R Merger or result in the payment of damages following completion of the CD&R Merger.
It is a condition to the CD&R Merger that no injunction or other order preventing the consummation of the CD&R Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. As of the date of this Quarterly Report on Form 10-Q, a lawsuit has been filed by purported stockholders of the Company challenging the CD&R Merger or the other transactions contemplated by the CD&R Merger Agreement, which have named the Company and/or members of the the Company’s board of directors as defendants. It is possible that additional lawsuits may be filed by the Company’s stockholders challenging the CD&R Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the CD&R Merger on the agreed-upon terms, such an injunction may delay the consummation of the CD&R Merger in the expected timeframe, or may prevent the CD&R Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the CD&R Merger and ongoing business activities, which could adversely affect the operations of the Company.
Uncertainty about the CD&R Merger may adversely affect the relationships between the Company and its customers, vendors and employees, whether or not the CD&R Merger is completed.
In response to the announcement of the CD&R Merger, existing or prospective customers, vendors and other third party relationships of the Company may delay, defer or cease providing goods or services, delay or defer other decisions concerning the Company, refuse to extend credit to the Company, or otherwise seek to change the terms on which they do business with the Company. Any such delays or changes to terms could materially harm the Company’s business.
In addition, as a result of the CD&R Merger, current and prospective employees could experience uncertainty about their future with the Company. These uncertainties may impair the Company’s ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.
If the CD&R Merger is not consummated by September 5, 2022, or, under certain conditions, December 13, 2022, either the Company or Parent may terminate the CD&R Merger Agreement, subject to certain exceptions.
Either the Company or Parent may terminate the CD&R Merger Agreement if the Merger has not been consummated by September 5, 2022, or if all conditions to closing other than those relating to antitrust approvals and those that by their nature are to be satisfied at the closing have been satisfied, then December 13, 2022. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the CD&R Merger Agreement and that failure was the principal cause of, or directly resulted in, the failure to consummate the CD&R Merger on time. In the event the CD&R Merger Agreement is terminated by either party due to the failure of the CD&R Merger to close by September 5, 2022 (or December 13, 2022, as applicable), the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the CD&R Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended April 2, 2022:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program(2) (in thousands)
January 1, 2022 to January 29, 2022	7,795	$17.75	—	$49,145
January 30, 2022 to February 26, 2022	—	—	—	49,145
February 27, 2022 to April 2, 2022	162,605	24.25	—	49,145
Total	170,400	23.95	—

(1)The total number of shares includes shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)On March 7, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock. Under this repurchase program, the Company is authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. At April 2, 2022, approximately $49.1 million remained available for stock repurchases under the program.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 5, 2022, by and among Camelot Return Intermediate Holdings, LLC, Camelot Return Merger Sub. Inc., and Cornerstone Building Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 7, 2022 and incorporated by reference herein)

*10.1	Membership Interest Purchase Agreement, dated April 10, 2022, by and between Cornerstone Building Brands, Inc. and BlueScope Steel North America Corporation +
*†10.2	Separation agreement between Cornerstone Building Brands, Inc. and John L. Buckley, dated March 24, 2022
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements
+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: May 3, 2022	By:	/s/ Rose Lee
Rose Lee
President and Chief Executive Officer

Date: May 3, 2022	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President, Chief Financial Officer and Chief Accounting Officer