Form 10-Q
period 2022-07-02
Cornerstone Building Brands, Inc.
filed 2022-08-10
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2022

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

APPLICABLE ONLY TO CORPORATE ISSUERS

There are no longer publicly traded shares of common stock of Cornerstone Building Brands, Inc.

i

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,803,801	$1,400,121	$3,370,639	$2,667,153
Cost of sales	1,404,721	1,088,393	2,637,652	2,095,696
Gross profit	399,080	311,728	732,987	571,457
Selling, general and administrative expenses	183,399	163,518	359,935	316,686
Intangible asset amortization	48,048	46,809	97,056	93,011
Restructuring and impairment charges, net	(1,714)	4,652	(883)	6,490
Strategic development and acquisition related costs	15,874	(61)	20,665	3,252
Gain on divestitures	(401,413)	—	(401,413)	—
Gain on legal settlements	—	—	(76,575)	—
Income from operations	554,886	96,810	734,202	152,018
Interest income	87	23	119	140
Interest expense	(45,571)	(47,458)	(89,677)	(103,957)
Foreign exchange gain (loss)	(304)	229	1,140	203
Gain (loss) on extinguishment of debt	3,553	(42,234)	3,553	(42,234)
Other income (expense), net	(95)	493	(132)	830
Income before income taxes	512,556	7,863	649,205	7,000
Provision (benefit) for income taxes	132,497	(1,064)	166,863	(272)
Net income	380,059	8,927	482,342	7,272
Net income allocated to participating securities	(3,132)	(123)	(3,538)	(93)
Net income applicable to common shares	$376,927	$8,804	$478,804	$7,179
Income per common share:
Basic	$2.96	$0.07	$3.76	$0.06
Diluted	$2.92	$0.07	$3.72	$0.06
Weighted average number of common shares outstanding:
Basic	127,449	125,863	127,288	125,683
Diluted	129,046	126,841	128,864	126,469
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Comprehensive income:
Net income	$380,059	$8,927	$482,342	$7,272
Other comprehensive income, net of tax:
Foreign exchange translation gains (losses)	(6,266)	4,589	(1,482)	10,663
Unrealized gain (loss) on derivative instruments, net of income tax of $(4,335), $891, $(15,960) and $(1,799), respectively	2,544	(5,055)	63,240	4,121
Amount reclassified from Accumulated other comprehensive income (loss) into earnings	7,288	6,669	14,576	6,669
Changes in retirement related benefit plans	(1,122)	—	(1,122)	—
Other comprehensive income	2,444	6,203	75,212	21,453
Comprehensive income	$382,503	$15,130	$557,554	$28,725
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,119,244	$394,447
Restricted cash	2,211	2,211
Accounts receivable, less allowances of $14,170 and $11,299, respectively	790,087	685,316
Inventories, net	707,657	748,732
Income taxes receivable	1,693	14,514
Investments in debt and equity securities, at market	2,254	2,759
Prepaid expenses and other	93,916	135,701
Assets held for sale	—	3,400
Total current assets	2,717,062	1,987,080
Property, plant and equipment, less accumulated depreciation of $575,944 and $656,492, respectively	572,819	612,295
Lease right-of-use assets	290,310	322,608
Goodwill	1,353,777	1,358,056
Intangible assets, net	1,399,358	1,524,635
Deferred income taxes	2,138	1,839
Other assets, net	102,991	20,947
Total assets	$6,438,455	$5,827,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,000	$26,000
Accounts payable	308,449	311,737
Accrued compensation and benefits	90,650	101,164
Accrued interest	20,430	19,775
Accrued income taxes	114,526	3,220
Current portion of lease liabilities	57,524	73,150
Other accrued expenses	313,976	320,389
Total current liabilities	931,555	855,435
Long-term debt	2,990,092	3,010,843
Deferred income taxes	252,769	252,173
Long-term lease liabilities	233,798	251,061
Other long-term liabilities	283,392	281,609
Total long-term liabilities	3,760,051	3,795,686
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 authorized; 127,544,041 and 127,544,041 shares issued and outstanding at July 2, 2022, respectively; and 126,992,107 and 126,971,036 shares issued and outstanding at December 31, 2021, respectively	1,275	1,270
Additional paid-in capital	1,292,458	1,279,931
Retained earnings (accumulated deficit)	383,516	(98,826)
Accumulated other comprehensive income (loss), net	69,600	(5,612)
Treasury stock, at cost (0 and 21,071 shares at July 2, 2022 and December 31, 2021, respectively)	—	(424)
Total stockholders’ equity	1,746,849	1,176,339
Total liabilities and stockholders’ equity	$6,438,455	$5,827,460
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$482,342	$7,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147,890	145,901
Non-cash interest expense	17,881	10,924
Share-based compensation expense	16,162	8,593
Loss (gain) on extinguishment of debt	(3,553)	42,234
Asset impairment	368	3,988
Gain on divestiture	(401,413)	—
Gain on sale of assets	(2,670)	—
Non-cash fair value premium on purchased assets	1,238	—
Provision for credit losses	3,158	1,428
Deferred income taxes	(15,205)	(24,758)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(130,200)	(119,813)
Inventories	(5,317)	(176,077)
Income taxes	12,821	(6,979)
Prepaid expenses and other	36,066	(15,960)
Accounts payable	22,463	73,627
Accrued expenses	108,712	38,347
Other, net	3,025	(448)
Net cash provided by (used in) operating activities	293,768	(11,721)
Cash flows from investing activities:
Acquisitions, net of cash acquired	4,396	(94,383)
Capital expenditures	(60,206)	(47,643)
Proceeds from divestiture, net of cash divested	510,883	—
Proceeds from sale of property, plant and equipment	6,070	715
Net cash provided by (used in) investing activities	461,143	(141,311)
Cash flows from financing activities:
Proceeds from ABL facility	—	160,000
Proceeds from term loan	—	108,438
Payments on term loan	(13,000)	(12,905)
Payments on senior notes	(7,281)	(670,800)
Payments of financing costs	—	(13,187)
Payments on derivative financing obligations	(6,564)	(2,848)
Other	(3,206)	(61)
Net cash used in financing activities	(30,051)	(431,363)
Effect of exchange rate changes on cash and cash equivalents	(63)	(881)
Net increase (decrease) in cash, cash equivalents and restricted cash	724,797	(585,276)
Cash, cash equivalents and restricted cash at beginning of period	396,658	680,478
Cash, cash equivalents and restricted cash at end of period	$1,121,455	$95,202
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$77,432	$102,045
Taxes paid, net	$55,849	$23,968
 See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Fiscal Quarters	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, April 2, 2022	127,329,476	$1,273	$1,287,237	$3,457	$67,156	—	$—	$1,359,123
Treasury stock purchases	—	—	—	—	—	(22,373)	(545)	(545)
Retirement of treasury shares	(22,373)	—	(545)	—	—	22,373	545	—
Issuance of restricted stock	138,657	1	(1)	—	—	—	—	—
Stock options exercised	98,281	1	1,056	—	—	—	—	1,057
Other comprehensive income	—	—	—	—	2,444	—	—	2,444
Share-based compensation	—	—	4,711	—	—	—	—	4,711
Net income	—	—	—	380,059	—	—	—	380,059
Balance, July 2, 2022	127,544,041	$1,275	$1,292,458	$383,516	$69,600	—	$—	$1,746,849

Balance, April 3, 2021	125,807,655	$1,258	$1,260,946	$(766,340)	$(36,267)	(131,363)	$(1,950)	$457,647
Retirement of treasury shares	(110,292)	(1)	(1,525)	—	—	110,292	1,526	—
Issuance of restricted stock	257,991	3	(3)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	101,514	1	993	—	—	—	—	994
Other comprehensive income	—	—	—	—	6,203	—	—	6,203
Share-based compensation	—	—	5,291	—	—	—	—	5,291
Net income	—	—	—	8,927	—	—	—	8,927
Balance, July 3, 2021	126,072,088	$1,261	$1,265,887	$(757,413)	$(30,064)	(21,071)	$(424)	$479,247
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(192,773)	(4,627)	(4,627)
Retirement of treasury shares	(192,773)	(2)	(4,625)	—	—	192,773	4,627	—
Issuance of restricted stock	611,178	6	(6)	—	—	—	—	—
Stock options exercised	133,529	1	1,420	—	—	—	—	1,421
Other comprehensive income	—	—	—	—	75,212	—	—	75,212
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	16,162	—	—	—	—	16,162
Net income	—	—	—	482,342	—	—	—	482,342
Balance, July 2, 2022	127,544,041	$1,275	$1,292,458	$383,516	$69,600	—	$—	$1,746,849

Balance, December 31, 2020	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(111,868)	(1,541)	(1,541)
Retirement of treasury shares	(111,868)	(1)	(1,540)	—	—	111,868	1,541	—
Issuance of restricted stock	596,930	6	(6)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	145,875	1	1,479	—	—	—	—	1,480
Other comprehensive income	—	—	—	—	21,453	—	—	21,453
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	8,593	—	—	—	—	8,593
Net income	—	—	—	7,272	—	—	—	7,272
Balance, July 3, 2021	126,072,088	$1,261	$1,265,887	$(757,413)	$(30,064)	(21,071)	$(424)	$479,247
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2022
(Unaudited)

NOTE 1 — RECENT DEVELOPMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for Cornerstone Building Brands, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “Cornerstone Building Brands,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2022 through July 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.
Recent Developments
On July 25, 2022, the Company, Camelot Return Intermediate Holdings, LLC (“Parent”) and Camelot Return Merger Sub, Inc. (“Merger Sub”) completed the transactions contemplated by that certain Agreement and Plan of Merger, dated as of March 5, 2022 (the “Merger Agreement”), by and among the Company, Parent and Merger Sub. Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “CD&R Merger”), with the Company surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). Prior to the completion of the CD&R Merger, CD&R and its affiliates collectively owned approximately 49% of the issued and outstanding shares of Company common stock, par value $0.01 per share (“Company common stock”). As a result of the CD&R Merger, investment funds managed by CD&R became the indirect owners of all of the issued and outstanding shares of Company common stock that CD&R did not already own. With the completion of the CD&R Merger, shares of Company common stock were removed from trading on the New York Stock Exchange (“NYSE”) and we became a privately held company.
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
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in thousands):

	July 2, 2022	December 31, 2021
Cash and cash equivalents	$1,119,244	$394,447
Restricted cash (1)	2,211	2,211
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,121,455	$396,658
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
The following table represents the rollforward of the allowance for credit losses for the periods indicated (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Ending balance, prior period	$11,299	$13,313
Provision for expected credit losses	3,158	1,428
Amounts charged against allowance for credit losses, net of recoveries	(649)	(750)
Held for sale adjustment(1)	—	(3,651)
Allowance for credit losses of acquired company at date of acquisition	442	—
Divestitures(2)	(80)	—
Ending balance	$14,170	$10,340
(1)Represents the allowance for credit losses related to assets held for sale related to the Company’s former insulated metal panels (“IMP”) and roll-up sheet door (“DBCI”) businesses which were divested on August 9, 2021 and August 18, 2021, respectively.
(2)Represents the allowance for credit losses related to the Company’s coil coatings business which was divested on June 28, 2022.
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
In accordance with certain contractual arrangements, the Company receives payment from our customers in advance related to performance obligations that are to be satisfied in the future and recognizes such payments as deferred revenue, primarily related to the Company’s weathertightness warranties (see Note 13 — Warranty).
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

The following table presents disaggregated revenue disclosure details of net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Windows Net Sales Disaggregation:
Vinyl windows(1)	$731,433	$548,590	$1,389,229	$1,045,607
Aluminum windows	26,283	21,636	50,943	41,916
Other	19,754	9,518	39,408	19,484
Total	$777,470	$579,744	$1,479,580	$1,107,007

Siding Net Sales Disaggregation:
Vinyl siding	$211,016	$175,873	$372,216	$326,102
Metal	92,283	79,500	165,985	150,593
Injection molded	19,418	21,680	38,191	39,289
Stone	26,635	23,803	46,957	43,634
Other products & services(2)	71,754	61,331	130,747	118,960
Total	$421,106	$362,187	$754,096	$678,578

Commercial Net Sales Disaggregation:
Metal building products(3)	$547,429	$318,856	$1,023,887	$618,794
Insulated metal panels(4)	—	89,683	—	175,286
Metal coil coating(5)	57,796	49,651	113,076	87,488
Total	$605,225	$458,190	$1,136,963	$881,568

Total Net Sales:	$1,803,801	$1,400,121	$3,370,639	$2,667,153
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
(5)The coil coatings business is only included in the results of operations through June 28, 2022, the date on which we divested of this business.
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of rate reform, and may be adopted as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing to apply the amendments.

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
NOTE 3 — ACQUISITIONS
Union Corrugating Company Holdings, Inc.
On December 3, 2021, the Company completed its acquisition of 100% of the issued and outstanding common stock of Union Corrugating Company Holdings, Inc. (“UCC”) for a purchase price of $214.2 million, including a post-closing adjustment of $2.6 million that was finalized in the first quarter of 2022. UCC is a leading provider of residential metal roofing, metal buildings, and roofing components. The addition of UCC advances our growth strategy by expanding our offering to customers in the high growth metal roofing market. This acquisition was funded through cash available on the balance sheet. The Company reports UCC results within the Commercial segment.

The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$19,594
Accounts receivable	20,821
Other receivables	16
Inventories	68,727
Prepaid expenses and other current assets	1,356
Property, plant and equipment	24,184
Lease right of use assets	37,964
Goodwill	137,859
Other assets	94
Total assets acquired	310,615
Liabilities assumed:
Accounts payable	32,732
Accrued expenses	22,579
Deferred income taxes	1,289
Current portion of lease liabilities	3,859
Other current liabilities	1,852
Non-current portion of lease liabilities	34,105
Total liabilities assumed	96,416
Net assets acquired	$214,199
The $137.9 million of preliminary goodwill was allocated to the Commercial segment. Goodwill from this acquisition is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
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
Cascade Windows
On August 20, 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $237.7 million in cash, including a post-closing adjustment of $1.8 million that was finalized in the first quarter of 2022. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the United States, expanding our manufacturing capabilities and creating new opportunities for us in the Western United States. This acquisition was funded through cash available on the balance sheet. The Company reports Cascade Windows’ results within the Windows segment.

The Company preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows (in thousands):

Assets acquired:
Cash	$2,838
Accounts receivable	16,956
Other receivables	675
Inventories	15,392
Prepaid expenses and other current assets	1,381
Property, plant and equipment	18,300
Lease right of use assets	21,849
Intangible assets (trade names/customer relationships)	137,660
Goodwill	110,375
Other assets	500
Total assets acquired	325,926
Liabilities assumed:
Accounts payable	17,680
Accrued expenses	7,621
Deferred income taxes	33,179
Current portion of lease liabilities	247
Other current liabilities	2,349
Non-current portion of lease liabilities	19,926
Other long-term liabilities	7,211
Total liabilities assumed	88,213
Net assets acquired	$237,713
The $110.4 million of goodwill was allocated to the Windows segment and is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
The purchase price allocation is preliminary and will be finalized when valuations are complete and final assessment of the fair value of acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuations of accounts receivable, prepaid expenses and other current assets, inventory, goodwill, accrued expenses, and other current liabilities.
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

Unaudited Pro Forma Financial Information
The following table provides unaudited supplemental pro forma results for the Company for the six months ended July 3, 2021 as if the UCC, Cascade Windows and Prime Windows acquisitions had occurred on January 1, 2021 (in thousands, except for per share data):

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Net sales	$1,519,250	$2,901,910
Net income applicable to common shares	18,655	17,238
Net income per common share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14
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
NOTE 4 — DIVESTITURES
On June 28, 2022, the Company completed the sale of the coil coatings business to BlueScope Steel Limited for initial cash proceeds of $500.0 million, subject to working capital and other customary adjustments. In connection with the transaction, the Company entered into long-term supply agreements to secure a continued supply of light gauge coil coating and painted hot roll steel. For the three and six months ended July 2, 2022, the Company recognized a pre-tax gain of $394.2 million for the coil coatings divestiture, which is included in gain on divestitures in the consolidated statements of operations. The Company incurred $8.6 million and $9.6 million of divestiture-related costs for the three and six months ended July 2, 2022, respectively, which are recorded in strategic development and acquisition related costs in the Company’s consolidated statements of operations. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations. The coil coatings business results prior to the sale are reported within the Commercial segment.
During the three months ended July 2, 2022, the Company received additional cash proceeds of $7.2 million as a settlement of working capital related to the 2021 sale of the IMP business. These proceeds were recognized in gain on divestitures in the consolidated statements of operations.
NOTE 5 — RESTRUCTURING
The Company has various initiatives and programs in place within its business units to reduce selling, general, and administrative expenses (“SG&A”) and manufacturing costs and to optimize the Company’s manufacturing footprint. During the six months ended July 2, 2022, the Company incurred restructuring charges (gains) of $0.7 million, $0.5 million and $(2.2) million in the Windows, Siding and Commercial segments, respectively, and $0.1 million in restructuring charges at Corporate headquarters. Net restructuring charges incurred to date since the current restructuring initiatives began in 2019 are $77.7 million. The following table summarizes the costs related to those restructuring plans for the three and six months ended July 2, 2022 and costs incurred to date since inception of those initiatives and programs (in thousands):

	Three Months Ended	Six Months Ended	Costs Incurred to Date
	July 2, 2022	July 2, 2022	(Since inception)
Severance	$829	$1,133	$41,060
Asset impairments	—	368	30,446
Gain on sale of facilities, net	(2,624)	(2,624)	(3,922)
Other restructuring costs	81	240	10,117
Total restructuring costs	$(1,714)	$(883)	$77,701
For the three and six months ended July 2, 2022, total restructuring costs are recorded within restructuring and impairment costs in the consolidated statements of operations. The asset impairments of $0.4 million for the six months ended July 2, 2022 primarily included assets that were recorded at fair value less cost to sell, which was less than the assets’ carrying amount.

The following table summarizes our severance liability, included within other accrued expenses on the consolidated balance sheets, and cash payments made pursuant to the restructuring plans from inception through July 2, 2022 (in thousands):

	Windows	Siding	Commercial	Corporate	Total
Balance, December 31, 2018	$—	$85	$—	$2,333	$2,418
Costs incurred	1,094	1,834	2,721	4,009	9,658
Cash payments	(676)	(1,437)	(2,721)	(4,579)	(9,413)
Balance, December 31, 2019	$418	$482	$—	$1,763	$2,663
Costs incurred	4,294	2,705	16,561	3,013	26,573
Cash payments	(4,406)	(2,352)	(14,570)	(4,346)	(25,674)
Balance, December 31, 2020	$306	$835	$1,991	$430	$3,562
Costs incurred	971	264	2,004	457	3,696
Cash payments	(1,262)	(904)	(2,473)	(587)	(5,226)
Balance, December 31, 2021	$15	$195	$1,522	$300	$2,032
Costs incurred	707	293	67	66	1,133
Cash payments	(631)	(488)	(67)	(340)	(1,526)
Balance, July 2, 2022	$91	$—	$1,522	$26	$1,639
We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months and we may incur future additional restructuring charges associated with these plans.
NOTE 6 — GOODWILL
The Company’s goodwill balance and changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Windows	Siding	Commercial	Total
Balance, December 31, 2020	$397,024	$654,821	$142,884	$1,194,729
Goodwill recognized from acquisitions	143,964	122	140,342	284,428
Divestiture	—	—	(121,464)	(121,464)
Currency translation	208	155	—	363
Purchase accounting adjustments	—	—	—	—
Balance, December 31, 2021	$541,196	$655,098	$161,762	$1,358,056
Currency translation	(789)	(588)	—	(1,377)
Purchase accounting adjustments from prior year acquisitions	(408)	(10)	(2,484)	(2,902)
Balance, July 2, 2022	$539,999	$654,500	$159,278	$1,353,777

NOTE 7 — INVENTORIES
The components of inventory are as follows (in thousands):

	July 2, 2022	December 31, 2021
Raw materials	$400,864	$485,642
Work in process and finished goods	306,793	263,090
Total inventory	$707,657	$748,732
 As of July 2, 2022, the Company had inventory purchase commitments of $174.8 million.

NOTE 8 — INTANGIBLES
The table that follows presents the major components of intangible assets as of July 2, 2022 and December 31, 2021 (in thousands). Intangible assets that are fully amortized have been removed from the disclosures.

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of July 2, 2022
Amortized intangible assets:
Trademarks/Trade names/Other	3	–	12	6	$236,135	$(87,073)	$149,062
Customer lists and relationships	7	–	15	8	1,808,811	(558,515)	1,250,296
Total intangible assets				8	$2,044,946	$(645,588)	$1,399,358

As of December 31, 2021
Amortized intangible assets:
Trademarks/Trade names/Other	3	–	15	7	$241,727	$(76,574)	$165,153
Customer lists and relationships	7	–	20	9	1,845,511	(486,029)	1,359,482
Total intangible assets				8	$2,087,238	$(562,603)	$1,524,635
The Company expects to recognize amortization expense over the next five fiscal years as follows (in thousands):

2022 (excluding the six months ended July 2, 2022)	$96,962
2023	193,924
2024	193,349
2025	193,068
2026	191,645
NOTE 9 — ASSETS HELD FOR SALE
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
In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less costs to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less costs to sell. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of real property assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. During the second quarter of 2022, the Company sold the assets held for sale at December 31, 2021 which had a carrying value of $3.4 million and received $6.1 million in proceeds, resulting in a gain on sales of $2.7 million. The gain on sales is included in restructuring and impairment, net in the consolidated statements of operations for the three and six months ended July 2, 2022. There were no remaining assets held for sale as of July 2, 2022.
NOTE 10 — LEASES
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
Weighted average information about the Company’s lease portfolio as of July 2, 2022 was as follows:

Weighted-average remaining lease term	7.0 years
Weighted-average IBR	5.62%
Operating lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease costs
Fixed lease costs	$24,970	$27,258	$49,171	$53,225
Short-term lease costs	6,836	2,599	15,071	4,942
Variable lease costs	29,333	25,463	53,204	47,846

Cash and non-cash activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,250	$22,721	$41,490	$49,740

Right-of-use assets obtained in exchange for new operating lease liabilities	$4,104	$11,811	$10,521	$17,515
Future minimum lease payments under non-cancelable leases as of July 2, 2022 are as follows (in thousands):

Operating Leases
2022 (excluding the six months ended July 2, 2022)	$32,189
2023	68,898
2024	56,776
2025	47,581
2026	38,088
Thereafter	111,462
Total future minimum lease payments	354,994
Less: interest	63,672
Present value of future minimum lease payments	$291,322

As of July 2, 2022
Current portion of lease liabilities	$57,524
Long-term portion of lease liabilities	233,798
Total	$291,322
NOTE 11 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan, as amended (the “2003 Incentive Plan”), was an equity-based compensation plan that allowed us to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, cash awards, phantom stock awards, restricted stock unit awards (“RSUs”) and long-term incentive awards with performance conditions (“performance share units” or “PSUs”). Awards were generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). In connection with the Merger (as defined herein) with Ply Gem Parent, LLC (“Ply Gem”), on November 16, 2018, awards were granted to certain senior executives and key employees (the “Founders Awards”), which included stock options, RSUs, and PSUs. A portion of the Founders Awards was not granted under the 2003 Incentive Plan but was instead granted pursuant to a separate equity-based compensation plan, the Long-Term Incentive Plan. These Founders Awards were subject to award agreements with the same terms and provisions as awards of the same type granted under the 2003 Incentive Plan.
As of July 2, 2022, and for all periods presented, the Founders Awards and our share-based awards granted under the 2003 Incentive Plan consisted of RSUs, PSUs and stock options, none of which could be settled through cash payments. Both our stock options and restricted stock awards were subject only to vesting requirements based on continued employment through the end of a specified time period and typically vest in annual increments over three to five years or earlier upon death, disability or a change in control. As a general rule, stock option awards expired on the earlier of (i) 10 years from the date of grant, (ii) 60 days after termination of employment or service for a reason other than death, disability or retirement, or (iii) 180 days after death, disability or retirement. Awards were non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve.
Our time-based restricted stock awards were typically subject to graded vesting over a service period, which was three to five years. Our performance-based and market-based restricted stock awards were typically subject to cliff vesting at the end of the service period, which was typically three years. Our share-based compensation arrangements were equity classified and we recognized compensation cost for these awards on a straight-line basis over the requisite service period for each award grant. In the case of performance-based awards, expense was recognized based upon management’s assessment of the probability that such performance conditions would be achieved. Certain of our awards provided for accelerated vesting upon a change of control or upon termination without cause or for good reason.
Vesting of the PSUs granted under the 2003 Incentive Plan during the six months ended July 2, 2022 and July 3, 2021 were contingent upon achievement of a cumulative three-year EBITDA growth target with an additional modifier based on total stockholders return. The grant-date fair value of the PSUs granted during the six months ended July 3, 2021 was determined by Monte Carlo simulation.
Stock option awards
During the six months ended July 2, 2022, there were 0.1 million options exercised with an intrinsic value of $1.7 million and cash received from the options exercised was $1.4 million. During the six months ended July 3, 2021, there were 0.1 million options exercised with an intrinsic value of $0.7 million and cash received from the options exercised was $1.5 million.
Restricted stock units
Annual awards to our key employees generally have a three-year performance period. The fair value of RSUs awarded is based on the Company’s stock price as of the date of grant. During the six months ended July 2, 2022, we granted RSUs to certain key employees with a fair value of $1.7 million representing 0.1 million shares. During the six months ended July 3, 2021, we granted RSUs to key employees with a fair value of $11.6 million, representing 0.8 million shares.
Share-based compensation expense
During the three and six months ended July 2, 2022, we recorded share-based compensation expense for all awards of $4.7 million and $16.2 million, respectively. During the three and six months ended July 3, 2021, we recorded share-based compensation expense for all awards of $5.3 million and $8.6 million, respectively.
Impact of CD&R Merger
As a result of the CD&R Merger, each outstanding and vested stock option was cancelled and converted into the right to receive an amount in cash equal to the product of (x) the excess, if any, of $24.65 per share (the “CD&R Merger Consideration”) over the exercise price per share of such stock option and (y) the number of shares of Company common stock subject to such stock option. Each outstanding and unvested stock option was cancelled and converted into a contingent contractual right to receive a payment in cash from the Company equal to the product of (x) the excess, if any, of the CD&R Merger Consideration over the exercise price per share of such stock option and (y) the number of shares of Company common stock subject to such stock option, and such resulting cash-based awards are subject to the same terms and conditions as are applicable to the corresponding stock option (including time-based vesting conditions but excluding provisions related to exercise).
As a result of the CD&R Merger, each outstanding RSU was cancelled and converted into the contractual right to receive a cash payment from the Company equal to the product of (x) the number of shares of Company common stock subject to such RSU and (y) the CD&R Merger Consideration, and such resulting cash-based awards are subject to the same terms and conditions as are applicable to the corresponding RSU (including time-based vesting conditions).
As a result of the CD&R Merger, each outstanding PSU (i) granted during the 2020 calendar year (each, a “2020 Company PSU Award”) or (ii) granted during the 2021 calendar year to the Company’s Chief Executive Officer or the Chief Executive Officer’s direct reports (each, a “2021 Company Executive PSU Award”), was cancelled and converted into a contingent contractual right to receive a cash payment from the Company equal to the product of (x) the number of PSUs earned under the terms of the applicable award agreement, but with the applicable total shareholder return metric determined using a per share price equal to the CD&R Merger Consideration and the EBITDA-based metric determined based on actual performance as of the end of the performance period applicable to such PSU and (y) the CD&R Merger Consideration, with the resulting cash-based awards subject to the same terms and conditions as are applicable to the corresponding 2020 Company PSU Award or 2021 Company Executive PSU Award (including time-based vesting conditions and EBITDA-based vesting conditions, but excluding any vesting conditions based on total shareholder return). In addition, as a result of the CD&R Merger, each outstanding PSU granted during the 2021 calendar year that was not a 2021 Company Executive PSU Award was cancelled and converted into a contingent contractual right to receive a cash payment from the Company equal to the product of (x) the number of PSUs earned under the terms of the applicable award agreement, but with the applicable total shareholder return determined using a per share price equal to the CD&R Merger Consideration and the EBITDA-based metric in the applicable award agreement deemed achieved at target performance and determined without proration for any portion of the performance period that has not yet been completed, and (y) the CD&R Merger Consideration.

NOTE 12 — EARNINGS PER COMMON SHARE
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

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator for Basic and Diluted Earnings Per Common Share
Net income applicable to common shares	$376,927	$8,804	$478,804	$7,179
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	127,449	125,863	127,288	125,683
Common stock equivalents:
Employee stock options	1,597	978	1,576	786
Weighted average diluted number of common shares outstanding	129,046	126,841	128,864	126,469

Basic income per common share	$2.96	$0.07	$3.76	$0.06
Diluted income per common share	$2.92	$0.07	$3.72	$0.06

Incentive Plan securities excluded from dilution(1)	—	130	34	216
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
NOTE 13 — WARRANTY
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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Beginning balance	$218,356	$216,230
Acquisitions	189	162
Divestiture	(4,345)	—
Held for sale adjustment	—	(2,256)
Warranties sold	937	1,158
Revenue recognized	(1,228)	(1,391)
Expense	23,499	15,674
Settlements	(18,462)	(15,137)
Ending balance	218,946	214,440
Less: current portion	26,586	26,702
Total warranty, less current portion	$192,360	$187,738
The current portion of the warranty liabilities is recorded within other accrued expenses and the long-term portion of the warranty liabilities is recorded within other long-term liabilities in the Company’s consolidated balance sheets.
NOTE 14 — DEFINED BENEFIT PLANS
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
Coil Coatings Benefit Plans — On January 16, 2015, as part of an acquired business, the Company assumed noncontributory defined benefit plans that covered certain hourly employees (the “Coil Coatings Benefit Plans”) and a postretirement medical and life insurance plan that covered certain of its employees and their spouses (the “OPEB Plan”). On June 28, 2022, the Company completed the sale of the coil coatings business as described in Note 4 — Divestitures, which included the transfer of the Coil Coatings Benefit Plans and the OPEB Plan to the purchaser of the coil coatings business.
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
We refer to the RCC Pension Plan, the Coil Coatings Benefit Plans, the Ply Gem Plan and the MW Plan collectively as the “Defined Benefit Plans” in this Note.

The following tables set forth the components of the net periodic benefit cost (income), before tax for the periods indicated (in thousands):

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$11	$13	$22	$27
Interest cost	669	636	1,338	1,271
Expected return on assets	(1,158)	(1,359)	(2,316)	(2,719)
Amortization of prior service cost	—	16	—	32
Amortization of net actuarial loss	50	104	100	208
Net periodic benefit income	$(428)	$(590)	$(856)	$(1,181)

	OPEB Plan
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$4	$5	$8	$9
Interest cost	45	45	89	89
Amortization of net actuarial loss	13	17	27	35
Net periodic benefit cost	$62	$67	$124	$133
The Company is not required to make contributions to the Defined Benefit Plans in fiscal 2022.
NOTE 15 — LONG-TERM DEBT
Debt was comprised of the following (in thousands):

	July 2, 2022	December 31, 2021
Term loan facility due April 2028	$2,567,500	$2,580,500
6.125% senior notes due January 2029	489,030	500,000
Less: unamortized discounts and unamortized deferred financing costs(1)	(40,438)	(43,657)
Total long-term debt, net of unamortized discounts and unamortized deferred financing costs	3,016,092	3,036,843
Less: current portion of long-term debt	26,000	26,000
Total long-term debt, less current portion	$2,990,092	$3,010,843
(1)Includes the unamortized discounts and unamortized deferred financing costs associated with the term loan facility and the 6.125% senior notes due January 2029. The unamortized deferred financing costs associated with the asset-based and revolving credit facilities of $1.2 million and $1.3 million as of July 2, 2022 and December 31, 2021, respectively, are classified in other assets on the consolidated balance sheets.
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
On April 15, 2021, the Company entered into (i) a Third Amendment to Current Cash Flow Credit Agreement (the “Third Amendment”), among the Company, the subsidiary guarantors parties thereto, the Cash Flow Lenders party thereto and the Cash Flow Agent and (ii) an Increase Supplement (the “Increase Supplement”), between the Company and JPMorgan Chase Bank, N.A., as the increasing lender. The Third Amendment amended the Current Cash Flow Credit Agreement to, among other things, refinance the Existing Term Loan Facility in an original aggregate principal amount of $1,755.0 million with Tranche B Term Loans in an aggregate principal amount of $2,491.6 million, maturing on April 12, 2028. The Increase Supplement supplemented the Current Cash Flow Credit Agreement to, among other things, increase the aggregate principal amount of the Tranche B Term Loan Facility by $108.4 million (the “Incremental Tranche B Term Loans”), for a total principal amount of $2,600.0 million (the “Current Term Loan Facility” and together with the Current Cash Flow Revolver, the “Current Cash Flow Facilities”). Proceeds of the Incremental Tranche B Term Loans were used, together with cash on hand, (i) for the redemption of all of the 8.00% Senior Notes (as defined below) (the “Senior Notes Redemption”) and (ii) to pay any fees and expenses incurred in connection with the extension and refinancing of the Company’s senior credit facilities and the Senior Notes Redemption.
In connection with the Third Amendment and the Increase Supplement to the Current Cash Flow Credit Agreement, the Company incurred $24.8 million in financing costs of which $13.2 million was deferred and are being amortized using the effective interest method.
The Current Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Current Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum. At July 2, 2022, the interest rates on the Current Term Loan Facility were as follows:

July 2, 2022
Interest rate	4.57%
Effective interest rate	4.02%
The Company entered into certain interest rate swap agreements in 2019 and 2021 to effectively convert a portion of its variable rate debt to fixed. See Note 16 — Derivatives.
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
On July 25, 2022, in connection with the consummation of the CD&R Merger, Parent entered into a joinder agreement with respect to the Existing Cash Flow Facilities, and Parent became Holdings (as defined in the Current Cash Flow Credit Agreement) under the Existing Cash Flow Facilities.
ABL Facility due July 2027
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
On November 16, 2018, Ply Gem Midco entered into an incremental asset-based revolving credit facility of $215.0 million in connection with the Merger, which upsized the Existing ABL Facility to $611.0 million in the aggregate, and with (x) the ABL U.S. Facility being increased from $313.5 million to $483.7 million and (y) the ABL Canadian Facility being increased from $82.5 million to $127.3 million. On November 16, 2018, in connection with the consummation of the Merger, the Company and Ply Gem Midco entered into a joinder agreement with respect to the Existing ABL Facility, and the Company became the Parent Borrower (as defined in the Current ABL Credit Agreement) under the Existing ABL Facility.
On April 15, 2021, the Company entered into Amendment No. 6 to the Current ABL Credit Agreement, by and among the Company, the subsidiary borrowers party thereto, the several banks and financial institutions party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, which amended the Current ABL Credit Agreement in order to, among other things:
•Terminate the existing revolving commitments of each of the Extending ABL Credit Lenders (as defined in therein), originally maturing on April 12, 2023 (the “Existing Amendment No. 6 ABL Commitments”); and
•Replace the Existing ABL Commitments with an extended revolving commitment of $611.0 million, maturing on April 12, 2026 (the “Amendment No. 6 ABL Facility”).

On July 25, 2022, the Company entered into Amendment No. 7 to the Current ABL Credit Agreement, by and among the Company, the subsidiary borrowers party thereto, the several banks and financial institutions party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, which amended the Current ABL Credit Agreement in order to, among other things:
•Terminate the existing revolving commitments of each of the Extending ABL Credit Lenders (as defined in therein), originally maturing on April 12, 2026 (the “Existing ABL Commitments”);
•Replace the Existing ABL Commitments with an extended revolving commitment of $611.0 million, maturing on July 25, 2027 (the “Current ABL Facility”);
•Upsize the Current ABL Facility to $850.0 million in the aggregate, and with (x) the ABL U.S. Facility being increased from $483.7 million to $672.9 million and (y) the ABL Canadian Facility being increased from $127.3 million to $177.1 million; and
•Add an incremental first-in, last-out tranche asset-based revolving credit facility of $95.0 million (the “FILO Facility”).
Borrowing availability under the Current ABL Facility and the FILO Facility (collectively, the “ABL Facilities”) is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the Current ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of July 2, 2022, the Company had the following in relation to the Current ABL Facility (in thousands):

July 2, 2022
Excess availability	$565,411
Revolving loans outstanding	—
Letters of credit outstanding	40,146
Loans outstanding under the Current ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a term Secured Overnight Financing Rate (“SOFR”) rate (subject to a SOFR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the Current ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the Current ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee.
Loans outstanding under the FILO Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a term SOFR rate (subject to a SOFR floor of 0.00%) plus an applicable margin ranging from 2.25% to 2.75% per annum depending on the average daily excess availability under the FILO Facility or (ii) an alternate base rate plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the FILO Facility. Additionally, unused commitments under the FILO Facility are subject to a 0.25% per annum fee.
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
On July 25, 2022, in connection with the consummation of the CD&R Merger, Parent entered into a joinder agreement with respect to the ABL Facilities, and Parent became Holdings (as defined in the Current ABL Credit Agreement) under the ABL Facilities.
Term Loan Facility due August 2028
On July 25, 2022, in connection with the CD&R Merger, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) which provides for a term loan facility (the “New Term Loan Facility”) in an original aggregate principal amount of $300.0 million (the “New Term Loans”), issued with a discount of 9.5%. Proceeds from the New Term Loan Facility, together with other sources, were used to fund the consummation of the CD&R Merger. The Term Loan Credit Agreement will mature on August 1, 2028 and will bear interest at a floating rate per annum of, at the Company’s option, term SOFR plus 5.625% or a base rate plus 4.625%. The term SOFR rate is subject to an interest rate floor of 0.50% and the base rate is subject to an interest rate floor of 0.00%. Borrowings under the Term Loan Credit Agreement will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount; provided that if the New Term Loans outstanding as of July 25, 2022 will not be discharged as of July 23, 2027, the last business day of each fiscal quarter ending on or after July 25, 2027 and prior to April 15, 2028 shall not be an amortization payment date.
The Term Loan Credit Agreement is guaranteed by each of the Company’s wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Current Cash Flow Facilities or the Current ABL Facility (including by reason of being a borrower under the ABL Facilities on a joint and several basis with the Company or a subsidiary guarantor), and are secured by a perfected security interest in the Cash Flow Priority Collateral, which security interest will be senior to the security interest in the Cash Flow Priority Collateral securing the ABL Facilities and equal to the security interest in the Cash Flow Priority Collateral securing the Current Cash Flow Facilities; and a perfected security interest in the ABL Priority Collateral, which security interest will be junior to the security interest in the ABL Priority Collateral securing the ABL Facilities and equal to the security interest in the ABL Priority Collateral securing the Current Cash Flow Facilities.
The New Term Loan Facility may be prepaid at the Company’s option at any time, subject to minimum principal amount requirements, without premium or penalty, except as set forth below:
•prior to August 1, 2024, prepayments of the New Term Loan Facility will be subject to the applicable make-whole premium;
•prior to August 1, 2024, up to 40.0% of the original aggregate principal amount of the New Term Loan Facility may be prepaid with proceeds of certain equity offerings, at a prepayment premium equal to 108.750% of the principal amount thereof;
•on or after August 1, 2024 and prior to August 1, 2025, prepayments of the New Term Loan Facility will be subject to a prepayment premium equal to 106.563% of the principal amount thereof;
•on or after August 1, 2025 and prior to August 1, 2026, prepayments of the New Term Loan Facility will be subject to a prepayment premium equal to 103.281% of the principal amount thereof; and
•on or after August 1, 2026, prepayments of the New Term Loan Facility will be at a price equal to 100.000% of the principal amount thereof.
8.750% Senior Secured Notes due January 2028
On July 25, 2022, in connection with the CD&R Merger, the Company issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028 (the “8.750% Senior Secured Notes”). Proceeds from the 8.750% Senior Secured Notes, together with other sources, were used to fund the consummation of the CD&R Merger. The 8.750% Senior Secured Notes bear interest at 8.750% per annum and will mature on August 1, 2028. Interest is payable semi-annually in arrears on January 15 and July 15 of each year and on August 1, 2028; provided, that if the New Term Loans outstanding as of July 25, 2022 will not be discharged as of July 15, 2027, in lieu of the interest payment date that would otherwise be January 15, 2028, interest will instead be payable in cash on April 15, 2028. The first interest date will be January 15, 2023.
The 8.750% Senior Secured Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Current Cash Flow Facilities or the Current ABL Facility (including by reason of being a borrower under the Current ABL Facility on a joint and several basis with the Company or a subsidiary guarantor). The 8.750% Senior Secured Notes are secured senior indebtedness and are effectively senior to all of the Company’s indebtedness under the Current ABL Facility, to the extent of the value of the Cash

Flow Priority Collateral securing such indebtedness, effectively subordinated to all of the Company’s indebtedness under the Current ABL Facility, to the extent of the value of the ABL Priority Collateral securing such indebtedness, equal with the Company’s indebtedness secured by liens on the collateral that are pari passu to the liens on the collateral securing the 8.750% Senior Secured Notes (including the Current Cash Flow Facilities and the New Term Loan Facility), and are senior in right of payment to future subordinated indebtedness of the Company.
The Company may redeem the 8.750% Senior Secured Notes in whole or in part at any time as set forth below:
•prior to August 1, 2024, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date, plus the applicable make-whole premium;
•prior to August 1, 2024, up to 40% of the aggregate principal amount with the proceeds of certain equity offerings at a redemption price of 108.750% plus accrued and unpaid interest, if any, to but not including the redemption date;
•on or after August 1, 2024 and prior to August 1, 2025, at a price equal to 106.563% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date;
•on or after August 1, 2025 and prior to August 1, 2026, at a price equal to 103.281% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date; and
•on or after August 1, 2026, at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to but not including the redemption date.
6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (the “6.125% Senior Notes”). Proceeds from the 6.125% Senior Notes were used to repay outstanding amounts under the Company’s Current ABL Facility and Current Cash Flow Revolver. The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021. The effective interest rate for the 6.125% Senior Notes was 6.33% as of July 2, 2022, after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.
The 6.125% Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Current Cash Flow Facilities or the Current ABL Facility (including by reason of being a borrower under the Current ABL Facility on a joint and several basis with the Company or a subsidiary guarantor). The 6.125% Senior Notes are unsecured senior indebtedness and are effectively subordinated to all of the Company’s existing and future senior secured indebtedness, including indebtedness under the Current Term Loan Facility, Current Cash Flow Revolver, ABL Facilities and New Term Loan Facility, and are senior in right of payment to future subordinated indebtedness of the Company.
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
During the second quarter of 2022, the Company entered into a 10b5-1 trading plan to repurchase an aggregate principal amount of up to $100 million of its 6.125% Senior Notes. As of July 2, 2022, the Company repurchased an aggregate principal amount of $11.0 million of the 6.125% Senior Notes for $7.3 million in cash. The net carrying value of the extinguished debt, including unamortized debt discount and deferred financing costs, was $10.9 million, resulting in a $3.6 million gain on extinguishment of debt, which is included as a separate item in the consolidated statements of operations.
Subsequent to July 2, 2022, the Company completed the 10b5-1 trading plan by repurchasing an aggregate principal amount of $89.0 million for $63.3 million in cash. The Company anticipates recognizing a gain of approximately $24.0 million in the third quarter of fiscal 2022 after the write-off of associated unamortized debt discount and deferred financing costs.

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
Debt Covenants
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. As of July 2, 2022, the Company was in compliance with all covenants that were in effect on such date.
NOTE 16 — DERIVATIVES
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
As discussed in Note 15 — Long-Term Debt, the Company refinanced its Term Loan Facility. Contemporaneously with the refinancing on April 15, 2021, we completed a series of transactions to modify our interest rate swap positions as follows: (i) we dedesignated all existing interest rate swaps as cash flow hedges; (ii) we terminated two existing interest rate swaps with a notional value of $500 million each; (iii) we entered into two receive-fixed interest rate swaps with a notional amount of $250 million each, which are designed to offset the terms of an existing, active interest rate swap with a notional amount of $500 million; and (iv) we entered into two pay-fixed interest rate swaps with a notional amount of $750 million each, effectively blending the liability position of our existing interest rate swap agreements into the new swaps and extending the term of our hedged position to April 2026.
The amount remaining in accumulated other comprehensive loss for the dedesignated and terminated swaps as of July 2, 2022 was $30.1 million and is being amortized as an increase to interest expense over the effective period of the original swap agreements.
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
The key terms of interest rate swaps are as follows (amounts in thousands):

		July 2, 2022		December 31, 2021
Effective Date	Fixed Rate Paid (Received)	Notional Amount	Status	Notional Amount	Status	Maturity Date
Entered into May 2019:
July 12, 2019	2.1570%	$—	Terminated	$—	Terminated	July 12, 2023
July 12, 2019	2.1560%	—	Terminated	—	Terminated	July 12, 2023
July 12, 2019	2.1680%	500,000	Active	500,000	Active	July 12, 2023

Entered into April 2021:
April 15, 2021	2.0369%	750,000	Active	750,000	Active	April 15, 2026
April 15, 2021	2.0340%	750,000	Active	750,000	Active	April 15, 2026
April 15, 2021	(2.1680)%	(250,000)	Active	(250,000)	Active	July 12, 2023
April 15, 2021	(2.1680)%	(250,000)	Active	(250,000)	Active	July 12, 2023
		$1,500,000		$1,500,000
The embedded at-market derivative portion of our interest rate swap agreements is recognized at fair value on the consolidated balance sheets. It is valued using pricing models that rely on market observable inputs such as yield curve data, which are classified as Level 2 inputs within the fair value hierarchy.
Foreign Currency Forward Contracts
The Company enters into forward contracts to hedge a portion of its non-functional currency inventory purchases. These forward contracts are established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar. The forward contracts are highly correlated to the changes in the U.S. dollar relative to the Canadian dollar. All of the Company’s foreign currency forward contracts are initially designated as qualifying hedging instruments and accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. Unrealized gains and losses on these contracts are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income (loss) to cost of goods sold. The gains and losses on the derivative contracts that are reclassified from accumulated other comprehensive income (loss) to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The Company may dedesignate cash flow hedges in advance of the occurrence of the forecasted transactions.
During the six months ended July 2, 2022 and July 3, 2021, the Company realized a gain of $0.5 million and a loss of $0.5 million, respectively, within cost of goods sold in the consolidated statements of operations based on the foreign currency forward contracts described above. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings. As of July 2, 2022 and December 31, 2021, the Company had a hedge asset of $1.1 million and $0.7 million respectively, and a gain of $1.1 million and $0.8 million in accumulated other comprehensive income (loss), respectively, on the consolidated balance sheets.

Fair Values of Derivatives on the Consolidated Balance Sheets
The fair values of our derivatives and their presentation on the consolidated balance sheets as of July 2, 2022 and December 31, 2021 were as follows (in thousands):

		July 2, 2022		December 31, 2021
		Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Other assets(1)	$4,466	$—	$11,543	$—
	Other long-term liabilities(2)	—	4,466	—	11,543
		$4,466	$4,466	$11,543	$11,543

Derivatives designated as hedging instruments	Financial statement line item
Interest rate swaps	Other assets(3)	$94,234	$—	$—	$—
	Other accrued expenses(3)	—	13,127	—	13,127
	Other long-term liabilities(3)	—	36,786	—	28,279
Foreign currency forward contracts	Prepaid expenses and other	1,132	—	728	—
		$95,366	$49,913	$728	$41,406
(1)The balances relate to receive-fixed interest rate swaps for which the fair value option has been elected.
(2)The balances relate to a pay-fixed May 2019 active interest rate swap which has been dedesignated as a cash flow hedge.
(3)The balances relate to the pay-fixed interest rate swaps, including the financing component.
Effect of Derivatives on the Consolidated Statements of Operations
The portion of gains or losses on the derivative instruments previously included in accumulated other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs or becomes probable of not occurring. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives not designated as hedging instruments section below. The effect of our derivatives and their presentation in the consolidated statements of operations for the six months ended July 2, 2022 and July 3, 2021 were as follows (in thousands):

		Three Months Ended		Six Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Derivatives not designated as hedging instruments	Financial statement line item
Interest rate swaps	Interest expense(1)	$7,288	$6,669	$14,576	$6,669
Foreign currency forward contracts	Cost of sales	(546)	448	(511)	527
		$6,742	$7,117	$14,065	$7,196
Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	1,427	3,061	3,967	10,882
		$1,427	$3,061	$3,967	$10,882
(1)The balance relates to the reclassification from accumulated other comprehensive income (loss) to interest expense due to dedesignation from hedge accounting of all May 2019 interest rate swaps.

NOTE 17 — CD&R INVESTOR GROUP
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
As of July 2, 2022 and December 31, 2021, the CD&R Investor Group owned 48.6% and 48.8%, respectively, of the outstanding shares of the Company’s Common Stock.
On March 5, 2022, the Company entered into an Agreement and Plan of Merger (the “CD&R Merger Agreement”), by and among Camelot Return Intermediate Holdings, LLC (“Parent”), Camelot Return Merger Sub, Inc. (“Merger Sub”). Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice (“CD&R”). Upon the terms and subject to the conditions of the CD&R Merger Agreement, among other things, Merger Sub will merge with and into the Company (the “CD&R Merger”). As a result of the CD&R Merger, the Company will cease to be publicly-traded, and investment funds managed by CD&R will become the indirect owner of all of the Company’s outstanding shares of common stock that it does not already own. With the completion of the CD&R Merger on July 25, 2022, shares of Company common stock were removed from trading on the NYSE and the Company became a privately held company. In connection with the CD&R Merger, the New Stockholders Agreement and the New Registration Rights Agreements were terminated in accordance with their respective terms.
NOTE 18 — STOCK REPURCHASE PROGRAM
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
During the six months ended July 2, 2022 and July 3, 2021, there were no stock repurchases under the stock repurchase program. As of July 2, 2022, $49.1 million remained available for stock repurchases under the stock repurchase program. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
During the six months ended July 2, 2022 and July 3, 2021, the Company withheld 0.2 million and 0.1 million shares, respectively, of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
During the six months ended July 2, 2022, the Company cancelled 0.2 million shares that had been previously withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The cancellations resulted in a $4.6 million decrease in both treasury stock and additional paid in capital during the six months ended July 2, 2022.
NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of July 2, 2022 and December 31, 2021 because of their relatively short maturities. The carrying amounts of the indebtedness under the Current ABL Facility and Current Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. At July 2, 2022, there were no borrowings outstanding under the Current ABL Facility and no outstanding indebtedness under the Current Cash Flow Revolver. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective period ends were (in thousands):

	July 2, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$2,567,500	$2,118,188	$2,580,500	$2,570,823
6.125% Senior Notes	489,030	312,979	500,000	531,900
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of July 2, 2022 and December 31, 2021.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	July 2, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$179	$—	$—	$179
Mutual funds – Blend	1,668	—	—	1,668
Mutual funds – Foreign blend	312	—	—	312
Mutual funds – Fixed income	—	95	—	95
Total short-term investments in deferred compensation plan(2)	2,159	95	—	2,254
Foreign currency forward contracts	—	1,132	—	1,132
Interest rate swap assets(3)	—	98,700	—	98,700
Total assets	$2,159	$99,927	$—	$102,086

Liabilities:
Deferred compensation plan liability(2)	$—	$2,254	$—	$2,254
Interest rate swap liabilities(4)	—	54,379	—	54,379
Total liabilities	$—	$56,633	$—	$56,633

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$24	$—	$—	$24
Mutual funds – Growth	557	—	—	557
Mutual funds – Blend	1,560	—	—	1,560
Mutual funds – Foreign blend	467	—	—	467
Mutual funds – Fixed income	—	151	—	151
Total short-term investments in deferred compensation plan(2)	2,608	151	—	2,759
Foreign currency forward contracts	—	728	—	728
Interest rate swap assets(3)	—	11,543	—	11,543
Total assets	$2,608	$12,422	$—	$15,030

Liabilities:
Deferred compensation plan liability(2)	$—	$2,759	$—	$2,759
Interest rate swap liabilities(4)	—	52,949	—	52,949
Total liabilities	$—	$55,708	$—	$55,708
(1)Unrealized holding gains (losses) for the six months ended July 2, 2022 and July 3, 2021 were $(1.0) million and $0.2 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.
(2)The Company records the short-term investments in deferred compensation plan within investments in debt and equity securities, at market, and the deferred compensation plan liability within accrued compensation and benefits on the consolidated balance sheets.

(3)The balance as of July 2, 2022 includes $94.2 million and $4.5 million related to the pay-fixed interest rate swaps and the receive-fixed interest rate swaps for which the fair value option has been elected, respectively. The balance as of December 31, 2021 is related to the receive-fixed interest rate swaps for which the fair value option has been elected.
(4)The balances as of July 2, 2022 and December 31, 2021 include $49.9 million and $41.4 million, respectively, related to the pay-fixed interest rate swaps, and $4.5 million and $11.5 million, respectively, related to the pay-fixed May 2019 active interest rate swap which has been dedesignated as a cash flow hedge.
NOTE 20 — INCOME TAXES
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
For the six months ended July 2, 2022, the Company’s estimated annual effective income tax rate of ordinary forecasted pre-tax book income was approximately 26.2%, which varied from the statutory rate primarily due to impact of global intangible low-tax income (“GILTI”), state income tax expense, valuation allowances, foreign income taxes, and executive compensation. For the six months ended July 2, 2022, the effective tax rate was 25.7%, which varied from the annual effective tax rate due to discrete items recorded during the period, including legal settlement income received, interest recorded on unrecognized tax benefits, adjustments to state income tax rates, and stock compensation.
Valuation allowance
As of July 2, 2022, the Company remained in a valuation allowance position, in the amount of $14.3 million, against its deferred tax assets for certain state jurisdictions of certain entities as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these state jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences as well as interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the six months ended July 2, 2022, the tax reserves increased by approximately $0.6 million. The increase is primarily due to additional interest expense related to previously recorded unrecognized tax benefits.
The liability for unrecognized tax benefits as of July 2, 2022 was approximately $18.0 million and is recorded in other long-term liabilities in the consolidated balance sheet.
CARES Act
Under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that was signed into law on March 27, 2020, the Company elected to defer employer social security payments of approximately $19.9 million as of December 31, 2020. In December 2021, the Company paid approximately $10 million in deferred employer social security payments and has approximately $10 million recorded in current liabilities on the consolidated balance sheet as of July 2, 2022 that will be paid by December 31, 2022.

NOTE 21 — SEGMENT INFORMATION
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
Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment associated with our headquarters in Cary, North Carolina and office in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses, restructuring charges, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, loss on extinguishment of debt, and other income (expense).
The following table represents summary financial data attributable to the segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Windows	$777,470	$579,744	$1,479,580	$1,107,007
Siding	421,106	362,187	754,096	678,578
Commercial	605,225	458,190	1,136,963	881,568
Total net sales	$1,803,801	$1,400,121	$3,370,639	$2,667,153
Operating income:
Windows	$66,959	$38,783	$113,204	$68,145
Siding	50,191	53,383	77,614	80,911
Commercial	493,042	53,330	573,985	94,915
Corporate	(55,306)	(48,686)	(30,601)	(91,953)
Total operating income	554,886	96,810	734,202	152,018
Unallocated other expense, net	(42,330)	(88,947)	(84,997)	(145,018)
Income before taxes	$512,556	$7,863	$649,205	$7,000

			July 2, 2022	December 31, 2021
Total assets:
Windows			$2,259,167	$2,223,098
Siding			2,106,670	2,060,275
Commercial			738,267	1,073,264
Corporate			1,334,351	470,823
Total assets			$6,438,455	$5,827,460

NOTE 22 — CONTINGENCIES
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
Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of July 2, 2022.
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
MW Manufacturers, Inc. (“MW”), a subsidiary of Ply Gem Industries, Inc., entered into a September 2011 Administrative Order on Consent with the U.S. Environmental Protection Agency (“EPA”) under the Corrective Action Program to address known releases of hazardous substances at MW’s Rocky Mount, Virginia property. A Phase I RCRA Facility Investigation (“RFI”) was submitted to the Virginia Department of Environmental Quality (“VDEQ”) in December 2015, and a Phase II RFI and the Human Health Risk Assessment and Baseline Ecological Risk Assessment were submitted in October 2018. A Limited Corrective Measures Study based on the investigations was submitted to the VDEQ for review and approval in September 2019. Upon completion of a 30-day public comment period, the VDEQ issued its Final Decision and Response to Comments approving a final remedy in May 2021. The final remedy consists of continuing groundwater monitoring until the VDEQ’s corrective actions have been met; and implementing and complying with land use restrictions and institutional controls imposed by an environmental covenant. The Company has recorded a liability of $4.5 million for this MW site, of which $1.0 million is in other current liabilities and $3.5 million is in other long-term liabilities on the Company’s consolidated balance sheet as of July 2, 2022.
The EPA is investigating groundwater contamination at a Superfund site in York, Nebraska, referred to as the PCE/TCE Northeast Contamination Site (“PCE/TCE Site”). Kroy Building Products, Inc. (“KBP”), a subsidiary of Ply Gem Industries, Inc., has been identified as a potentially responsible party at the site and has liability for investigation and remediation costs associated with the contamination. In May 2019, KBP and an unrelated respondent entered into an Administrative Settlement Agreement and Order on Consent with the EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) of the PCE/TCE Site. A final RI/FS Work Plan was approved by the EPA in December 2019. Two phases of RI field sampling were completed through May 2021 and EPA-approved groundwater monitoring wells installation is planned for Q3 2022. The Company has recorded a liability of $4.4 million within other current liabilities on its consolidated balance sheet as of July 2, 2022. If necessary, the Company will adjust its remediation liability if the RI/FS scope materially changes or the EPA imposes additional investigative requirements. The Company may be able to recover a portion of costs incurred in connection with the PCE/TCE Site from other potentially responsible parties, though there is no assurance we would receive any funds.

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
In November 2018, Aurora Plastics, LLC (“Aurora”) initiated an arbitration demand against Atrium Windows and Doors, Inc., Atrium Extrusion Systems, Inc., and North Star Manufacturing (London) Ltd. (collectively, “Atrium”) pursuant to a Third Amended and Restated Vinyl Compound and Supply Agreement dated as of December 22, 2016. A settlement was reached in this case during the fourth quarter of 2019. The Company has a $1.6 million liability related to the settlement in other current liabilities on the Company’s consolidated balance sheet as of July 2, 2022. The liability will be paid in January 2023.
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
Three complaints were filed by purported former stockholders of the Company relating to the CD&R Merger. The actions are captioned Stein v. Cornerstone Building Brands, Inc., et al., Case No. 1:22-cv-02981 (Apr. 11, 2022), filed in the United States District Court for the Southern District of New York, Hopkins v. Cornerstone Building Brands, Inc., et al., Case No. 1:22-cv-02258 (Apr. 20, 2022), filed in the United States District Court for the Eastern District of New York, and Whitfield v. Cornerstone Building Brands, Inc., et al., Case No. 2:22-cv-01547 (Apr. 20, 2022), filed in the United States District Court for the Eastern District of Pennsylvania. The complaints named the Company and the members of the Company’s board of directors as defendants and alleged that the preliminary proxy statement filed with the SEC on April 7, 2022 contained alleged material misstatements and omissions in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 of the Exchange Act. On July 7, 2022, plaintiffs in each litigation voluntarily dismissed their complaints.
Additional lawsuits may be filed against the Company, current or former members of the Company’s board of directors or the Company’s officers in connection with the CD&R Merger, which could result in substantial costs to the Company, including any costs associated with indemnification.

Other contingencies
The Company’s imports of fabricated structural steel (“FSS”) from its Mexican affiliate, Building Systems de Mexico S.A. de C.V. (“BSM”) were subject to antidumping (“AD”) and countervailing duty (“CVD”) tariff proceedings before the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“USITC”). The proceedings were initiated in February 2019 by the American Institute of Steel Construction (“AISC”) against FSS being imported into the USA from Mexico, Canada, and China. In 2019, the DOC issued preliminary tariff rates and in 2020 finalized CVD and AD tariff rates of 0% and 8.47%, respectively, for the Company’s imports of FSS from BSM. However, in February 2020, in a 3 to 2 vote, the USITC concluded there was no injury or threat of injury to the domestic FSS industry. In March 2020, the USITC opinion was published in the Federal Register, ceasing the Company’s requirement to pay the AD and CVD tariffs. The Company received full reimbursement for the $4.1 million in tariffs previously deposited with United States Customs and Border Protection and recorded a reduction in costs of sales during the fiscal year ended December 31, 2020. This matter was appealed by the AISC and, on September 22, 2021, the U.S. Court of International Trade (“CIT”) issued an opinion upholding the USITC’s determination that there was no injury or threat of injury to the domestic FSS industry caused by the cumulated imports of FSS from Mexico, Canada, and China. The AISC has appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”). The Company will continue to vigorously advocate its position, that its import of FSS from BSM should not be subject to any CVD or AD tariffs, in all tribunals including the CAFC as well as the tribunal established pursuant to the North American Free Trade Agreement (“NAFTA”). The Company’s position is in agreement with, and bolstered by, the USITC’s determination that FSS imports do not cause material injury or threaten material injury to the U.S. industry and the CIT’s sustaining of the USITC’s final negative injury determination. We have evaluated this matter in accordance with ASC 450, Contingencies, and concluded that no liability to the Company is probable and estimable as of July 2, 2022.
NOTE 23 — SUBSEQUENT EVENTS
On July 25, 2022, the Company, Camelot Return Intermediate Holdings, LLC (“Parent”) and Camelot Return Merger Sub, Inc. (“Merger Sub”) completed the transactions contemplated by that certain Agreement and Plan of Merger, dated as of March 5, 2022 (the “Merger Agreement”), by and among the Company, Parent and Merger Sub. Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “CD&R Merger”), with the Company surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). Prior to the completion of the CD&R Merger, CD&R and its affiliates collectively owned approximately 49% of the issued and outstanding shares of Company common stock, par value $0.01 per share (“Company common stock”). As a result of the CD&R Merger, investment funds managed by CD&R became the indirect owners of all of the issued and outstanding shares of Company common stock that CD&R did not already own. With the completion of the CD&R Merger, shares of Company common stock were removed from trading on the NYSE and we became a privately held company.
As discussed in Note 15 — Long-Term Debt, on July 25, 2022, in connection with the CD&R Merger, the Company (i) amended the Current ABL Credit Agreement to, among other things, upsize the facility to $850.0 million and add the FILO Facility of $95.0 million, (ii) entered into the New Term Loan Facility in an aggregate principal amount of $300.0 million, and (iii) and issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028. Proceeds from the New Term Loan Facility and the Senior Secured Notes, together with other sources, were used to fund the consummation of the CD&R Merger.

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
•increases in the macroeconomic inflationary environment and our ability to react accordingly;
•our ability to successfully achieve price increases to offset cost increases;
•our ability to successfully implement operational efficiency initiatives, including automation;
•our ability to successfully integrate our acquired businesses;
•our ability to attract and retain employees, including through various initiatives and actions;
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
•potential personal injury, property damage or product liability claims or other types of litigation, including stockholder litigation related to the CD&R Merger;
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
•exchange rate fluctuations;
•downgrades of our credit ratings;
•the effect of increased interest rates on our ability to service our debt; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2022, and other filings we make with the SEC.
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
Our manufacturing processes are vertically integrated, which we believe provides cost and competitive advantages. As the leading manufacturer of vinyl windows, vinyl siding, metal roofing and wall systems and metal accessories, Cornerstone Building Brands combines a diverse portfolio of products with an expansive national footprint that includes over 21,000 employees at manufacturing, distribution and office locations primarily in North America.
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
CD&R Merger
On July 25, 2022, the Company, Camelot Return Intermediate Holdings, LLC (“Parent”) and Camelot Return Merger Sub, Inc. (“Merger Sub”) completed the transactions contemplated by that certain Agreement and Plan of Merger, dated as of March 5, 2022 (the “Merger Agreement”), by and among the Company, Parent and Merger Sub. Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice, LLC (“CD&R”). Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “CD&R Merger”), with the Company surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). Prior to the completion of the CD&R Merger, CD&R and its affiliates collectively owned approximately 49% of the issued and outstanding shares of Company common stock, par value $0.01 per share (“Company common stock”). As a result of the CD&R Merger, investment funds managed by CD&R became the indirect owners of all of the issued and outstanding shares of Company common stock that CD&R did not already own. With the completion of the CD&R Merger, shares of Company common stock were removed from trading on the NYSE and we became a privately held company.
Coil Coatings Business Divestiture
On June 28, 2022, the Company completed the sale of its coil coatings business to BlueScope Steel Limited in an all-cash transaction for $500 million, subject to customary adjustments. The transaction includes products sold under the Metal Coaters and Metal Prep brands. This strategic transaction positions the Company for further growth in large, deep markets and strengthens its financial flexibility. In connection with the transaction, the Company entered into long-term supply agreements to secure a continued supply of light gauge coil coating and painted hot roll steel. The coil coatings business results prior to the sale are reported within the Commercial segment.
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

RESULTS OF OPERATIONS
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	July 2, 2022	July 3, 2021	$ change	% change	July 2, 2022	July 3, 2021	$ change	% change
Net sales	$1,803,801	$1,400,121	403,680	28.8%	$3,370,639	$2,667,153	703,486	26.4%
Gross profit	399,080	311,728	87,352	28.0%	732,987	571,457	161,530	28.3%
% of net sales	22.1%	22.3%			21.7%	21.4%
Selling, general and administrative expenses	183,399	163,518	19,881	12.2%	359,935	316,686	43,249	13.7%
% of net sales	10.2%	11.7%		—	10.7%	11.9%		—
Restructuring and impairment charges, net	(1,714)	4,652	(6,366)	(136.8)%	(883)	6,490	(7,373)	(113.6)%
Strategic development and acquisition related costs	15,874	(61)	15,935	nm	20,665	3,252	17,413	nm
Interest expense	45,571	47,458	(1,887)	(4.0)%	89,677	103,957	(14,280)	(13.7)%
Provision (benefit) for income taxes	132,497	(1,064)	133,561		166,863	(272)	167,135	nm
Net income	380,059	8,927	371,132	nm	482,342	7,272	475,070	nm
nm - calculation not meaningful
Net sales - Consolidated net sales for the three and six months ended July 2, 2022 increased 28.8% and 26.4%, respectively, as compared to the same period last year. The net sales growth for the three and six months ended July 2, 2022 was primarily driven by disciplined pricing actions to offset inflationary impacts and support value differentiation across all segments coupled with the impact from strategic acquisitions net of divestitures from portfolio optimization actions of $68.2 million and $113.3 million, respectively.
Gross profit % of net sales - The Company’s gross profit percentage was 22.1% and 21.7% for the three and six months ended July 2, 2022, respectively, which was a 20 basis point decrease and a 30 basis point increase over the three and six months ended July 3, 2021. The improvement in gross profit as a percentage of net sales for the six months ended July 2, 2022 was driven by strong price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation, which offset manufacturing net inefficiencies and lower volume.
Selling, general, and administrative expenses increased 12.2% and 13.7% during the three and six months ended July 2, 2022, respectively, as compared to the three and six months ended July 3, 2021. The increase in the three and six months ended July 2, 2022 was primarily driven by sales commissions and other variable compensation programs related to financial growth measures, merit increases, and additional personnel.
Restructuring and impairment charges, net for the three and six months ended July 2, 2022 was a gain of $1.7 million and $0.9 million, respectively, due to certain assets previously held for sale being sold at a gain in the second quarter of 2022, as compared to restructuring and impairment charges of $4.7 million and $6.5 million incurred during the three and six months ended July 3, 2021.
Strategic development and acquisition related costs increased $15.9 million and $17.4 million during the three and six months ended July 2, 2022, respectively, as compared to the three and six months ended July 3, 2021 primarily due to increased strategic development activity related to the CD&R transaction and the divestiture of the coil coatings business.
Interest expense decreased $1.9 million and $14.3 million or 4.0% and 13.7% during the three and six months ended July 2, 2022, respectively, as compared to the three and six months ended July 3, 2021 primarily as a result of the actions taken in second quarter of 2021 (redemption of the $645 million 8.00% Senior Notes coupled with the refinancing of the Current Term Loan Facility).
Consolidated provision (benefit) for income taxes was an expense of $132.5 million and $166.9 million for the three and six months ended July 2, 2022, respectively, as compared to a benefit of $1.1 million and $0.3 million for the three and six months ended July 3, 2021, respectively. The change in the provision was primarily driven by improved financial results for the six months ended July 2, 2022 and the impact associated with the gain on divestiture and gain on legal settlement.
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
The presentation of segment results below includes a reconciliation of the changes for each segment reported in accordance with U.S. GAAP to a pro forma basis to allow investors and the Company to meaningfully evaluate the percentage change on a comparable basis from period to period. The pro forma financial information is based on the historical information of Cornerstone Building Brands, which includes historical information of Prime Windows LLC (“Prime Windows”), which the Company acquired on April 30, 2021; Cascade Windows, Inc. (“Cascade Windows”), which the Company acquired on August 20, 2021; the insulated metals panels (“IMP”) and the roll-up sheet doors (“DBCI”) businesses, which the Company divested on August 9, 2021 and August 18, 2021, respectively, Union Corrugating Company Holdings, Inc. (“UCC”), which the Company acquired on December 3, 2021, and the coil coatings business, which the Company divested on June 28, 2022. The pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Prime Windows, Cascade Windows and UCC acquisitions; or any integration costs; and from the IMP, DBCI and coil coatings business divestitures. Pro forma balances are not necessarily indicative of operating results had the Prime Windows, Cascade Windows and UCC acquisitions and the IMP, DBCI and coil coatings business divestitures occurred on January 1, 2021 or of future results.
See Note 21 — Segment Information in the notes to the unaudited consolidated financial statements for more information on our segments.
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
The following tables present a comparison of net sales as reported to pro forma net sales for Cornerstone Building Brands as if the Prime Windows, Cascade Windows and UCC acquisitions, and the IMP, DBCI and coil coatings business divestitures had each occurred on January 1, 2021 rather than the respective date referenced above for each transaction:

	Three Months Ended July 2, 2022			Three Months Ended July 3, 2021
(Amounts in thousands)	Reported	Acquisitions and Divestitures	Pro Forma	Reported	Acquisitions and Divestitures	Pro Forma
Net Sales
Windows	$777,470	$—	$777,470	$579,744	$50,144	$629,888
Siding	421,106	—	421,106	362,187	—	362,187
Commercial	605,225	(57,796)	547,429	458,190	(88,640)	369,550
Total Net Sales	$1,803,801	$(57,796)	$1,746,005	$1,400,121	$(38,496)	$1,361,625

	Six Months Ended July 2, 2022			Six Months Ended July 3, 2021
(Amounts in thousands)	Reported	Acquisitions and Divestitures	Pro Forma	Reported	Acquisitions and Divestitures	Pro Forma
Net Sales
Windows	$1,479,580	$—	$1,479,580	$1,107,007	$108,565	$1,215,572
Siding	754,096	—	754,096	678,578	—	678,578
Commercial	1,136,963	(112,541)	1,024,422	881,568	(174,715)	706,853
Total Net Sales	$3,370,639	$(112,541)	$3,258,098	$2,667,153	$(66,150)	$2,601,003

The following tables reconcile Adjusted EBITDA and pro forma Adjusted EBITDA to operating income (loss) for the periods indicated.

Consolidated

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,803,801	$1,400,121	$3,370,639	$2,667,153
Impact of acquisitions and divestitures(1)	(57,796)	(38,496)	(112,541)	(66,150)
Pro forma net sales	$1,746,005	$1,361,625	$3,258,098	$2,601,003

Operating income, GAAP	$554,886	$96,810	$734,202	$152,018
Restructuring and impairment charges, net	(1,714)	4,652	(883)	6,490
Strategic development and acquisition related costs	15,874	(61)	20,665	3,252
Gain on divestitures	(401,413)	—	(401,413)	—
Gain on legal settlements	—	—	(76,575)	—
Depreciation and amortization	73,958	73,286	147,890	145,901
Other (2)	5,886	14,616	17,506	20,792
Adjusted EBITDA	247,477	189,303	441,392	328,453

Impact of acquisitions and divestitures(1)	(10,822)	(5,563)	(24,355)	(17,951)
Pro Forma Adjusted EBITDA	$236,655	$183,740	$417,037	$310,502
Adjusted EBITDA as a % of Net Sales	13.7%	13.5%	13.1%	12.3%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	13.6%	13.5%	12.8%	11.9%
(1)Reflects the impact of the net sales and Adjusted EBITDA of Prime Windows LLC, Cascade Windows Inc., and Union Corrugating Company Holdings, Inc., which were acquired on April 30, 2021, August 20, 2021 and December 3, 2021, respectively, and reflects the impact of the divestitures of the IMP, DBCI, and coil coatings businesses through the divestiture dates of August 9, 2021, August 18, 2021 and June 28, 2022, respectively.
(2)Primarily includes $4.7 million and $16.2 million of share-based compensation for the three and six months ended July 2, 2022, respectively, and $5.3 million and $8.6 million of share-based compensation and $8.6 million and $11.6 million of cost associated with debt refinancing transactions for the three and six months ended July 3, 2021, respectively.
Pro forma net sales for the three and six months ended July 2, 2022 were 28.2% and 25.3% higher, respectively, than pro forma net sales in the same periods a year ago. Disciplined pricing actions to offset inflationary impacts and support value differentiation drove a 28.5% increase in pro forma net sales as compared to the same period last year while volumes were 0.3% lower for the quarter. Year-to-date, price accounted for 30.0% increase in pro forma net sales versus the prior period, which was partially offset by lower volume of 4.7%.
Operating income for the three months ended July 2, 2022 increased to $554.9 million as compared to $96.8 million for the three months ended July 3, 2021, primarily due to the gain on divestiture of the coil coatings business of $394.2 million. Operating income for the six months ended July 2, 2022 increased to $734.2 million as compared to operating income of $152.0 million for the six months ended July 3, 2021, primarily as a result of the gain on divestiture of the coil coatings business $394.2 million, gain on legal settlements of $76.6 million, incremental operating income from acquisitions, net of divestitures made in second half of 2021 (Prime, Cascade, and UCC), and strong price mix net of inflation that offset manufacturing net inefficiencies, higher SG&A expenses and lower volume.
Pro forma Adjusted EBITDA for three months ended July 2, 2022 was $236.7 million or 13.6% of pro forma net sales, an improvement of 10 basis points from the pro forma period a year ago. On a year-to-date basis, pro forma adjusted EBITDA as a percentage of pro forma net sales increased 90 basis points versus the comparable period. Second quarter pro forma adjusted EBITDA increased $52.9 million compared to the prior year period primarily due to strong price mix net of inflation of $119.5 million resulting from pricing actions to offset inflationary impacts and support value differentiation. This was partially offset by $36.8 million from manufacturing net inefficiencies resulting from the challenges brought on by supply chain disruptions and labor constraints, from higher SG&A expenses of $27.0 million, and $2.8 million from lower volume. Year-to-date pro forma adjusted EBITDA increased $106.5 million compared to the prior year period primarily due to strong price mix net of inflation of $251.2 million resulting from pricing actions to offset inflationary impacts and support value differentiation. This was partially offset by $70 million from manufacturing net inefficiencies resulting from the challenges brought on by supply chain disruptions and labor constraints, from higher SG&A expenses of $43.1 million, and $31.6 million from lower volume.

Windows

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales	$777,470	$579,744	$1,479,580	$1,107,007
Impact of acquisitions(1)	—	50,144	—	108,565
Pro forma net sales	$777,470	$629,888	$1,479,580	$1,215,572

Operating income, GAAP	$66,959	$38,783	$113,204	$68,145
Restructuring and impairment charges, net	495	23	707	955
Strategic development and acquisition related costs	—	1,314	554	1,314
Depreciation and amortization	36,381	32,174	71,511	62,972
Other	1,296	13	1,534	(74)
Adjusted EBITDA	105,131	72,307	187,510	133,312

Impact of acquisitions(1)	—	7,145	—	13,726
Pro Forma Adjusted EBITDA	$105,131	$79,452	$187,510	$147,038
Adjusted EBITDA as a % of Net Sales	13.5%	12.5%	12.7%	12.0%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	13.5%	12.6%	12.7%	12.1%
(1)Reflects the impact of the net sales and Adjusted EBITDA of Prime Windows LLC and Cascade Windows Inc., which were acquired on April 30, 2021 and August 20, 2021, respectively.
Pro forma net sales for the three and six months ended July 2, 2022 were 23.4% and 21.7% higher, respectively, than pro forma net sales in the same periods a year ago. Disciplined pricing actions to offset inflationary impacts and support value differentiation drove a 24.1% increase in pro forma net sales as compared to the same period last year while volumes were 0.7% lower for the quarter. Year-to-date, price accounted for a 23.3% increase in pro forma net sales, which was partially offset by lower volume of 1.6%.
Operating income for three months ended July 2, 2022 increased to $67.0 million as compared to $38.8 million in the same period a year ago. Operating income for the six months ended July 2, 2022 increased to $113.2 million as compared to $68.1 million for the six months ended July 3, 2021. The increase in operating income for the three and six months ended July 2, 2022 was due to positive price mix net of inflation, which more than offset the manufacturing net inefficiencies from supply chain disruptions and higher costs to serve our customers, higher SG&A expenses, and higher depreciation and amortization expense.
Pro forma Adjusted EBITDA for the three months ended July 2, 2022 was $105.1 million or 13.5% of pro forma net sales, an improvement of 90 basis points from the pro forma period a year ago. Pro forma Adjusted EBITDA increased $25.7 million over the prior year quarter, primarily due to $66.7 million of positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation that was partially offset by $30.8 million from manufacturing net inefficiencies, $9.7 million from an increase in SG&A expenses, and $0.5 million from lower volume. On a year-to-date basis, pro forma Adjusted EBITDA as a percentage of pro forma net sales increased 60 basis points versus the comparable period. Year-to-date, pro forma adjusted EBITDA increased $40.5 million over the prior year comparable period primarily due to $114.1 million of positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation that was partially offset by $57.4 million from manufacturing net inefficiencies, $14.8 million from an increase in SG&A expenses, and $1.4 million from lower volume impact.

Siding

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales	$421,106	$362,187	$754,096	$678,578

Operating income, GAAP	$50,191	$53,383	$77,614	$80,911
Restructuring and impairment charges, net	293	13	501	154
Strategic development and acquisition related costs	—	(3,167)	—	(2,844)
Depreciation and amortization	28,122	29,209	57,184	58,357
Other	48	—	(173)	(19)
Adjusted EBITDA	$78,654	$79,438	$135,126	$136,559
Adjusted EBITDA as a % of Net Sales	18.7%	21.9%	17.9%	20.1%
Net sales for the three and six months ended July 2, 2022 were 16.3% and 11.1% higher, respectively, than the net sales in the same periods a year ago. Disciplined pricing actions to offset inflationary impacts and support value differentiation drove a 22.0% increase in net sales as compared to the same period last year, which was partially offset by lower volume of 5.7%. Year-to-date, price accounted for a 21.6% increase in net sales, which was partially offset by lower volumes of 10.5%.
Operating income for the three months ended July 2, 2022 decreased to $50.2 million, as compared to $53.4 million for the three months ended July 3, 2021. Operating income for the six months ended July 2, 2022 decreased to $77.6 million, as compared to $80.9 million for the six months ended July 3, 2021. The decrease in operating income for the three and six months ended July 2, 2022 was due to lower volume, manufacturing net inefficiencies, higher SG&A, and an increase in strategic development and acquisition related costs. These were partially offset by positive price mix net of inflation and lower depreciation and amortization expense.
Adjusted EBITDA for the three months ended July 2, 2022 was $78.7 million or 18.7% of net sales, a decrease of 320 basis points from the pro forma period a year ago. Adjusted EBITDA decreased $0.8 million over the prior year quarter, primarily due to $8.3 million from lower volume, $2.4 million from manufacturing net inefficiencies from increased costs to serve customers and from supply chain and labor disruptions, and $2.1 million from increased SG&A expenses. Partially offsetting these increased costs was positive price mix net of inflation of $12.0 million from pricing actions to offset inflationary impacts and support value differentiation. On a year-to-date basis, Adjusted EBITDA as a percentage of net sales decreased 220 basis points versus the comparable period. Year-to-date Adjusted EBITDA decreased $1.4 million over the prior year comparable period primarily due primarily due to $23.0 million from lower volume, $4.6 million from increased SG&A expenses, and $4.1 million from manufacturing net inefficiencies. Partially offsetting these cost increases was positive price mix net of inflation of $30.3 million from pricing actions to offset inflationary impacts and support value differentiation.

Commercial

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net Sales	$605,225	$458,190	$1,136,963	$881,568
Impact of acquisition and divestitures(1)	(57,796)	(88,640)	(112,541)	(174,715)
Pro forma net sales	$547,429	$369,550	$1,024,422	$706,853

Operating income, GAAP	$493,042	$53,330	$573,985	$94,915
Restructuring and impairment charges, net	(2,543)	2,374	(2,384)	3,046
Strategic development and acquisition related costs	274	774	274	832
Gain on divestitures	(401,413)	—	(401,413)	—
Depreciation and amortization	8,296	10,643	16,464	22,003
Other	195	385	493	128
Adjusted EBITDA	97,851	67,506	187,419	120,924

Impact of acquisition and divestitures(1)	(10,822)	(12,708)	(24,355)	(31,677)
Pro Forma Adjusted EBITDA	$87,029	$54,798	$163,064	$89,247
Adjusted EBITDA as a % of Net Sales	16.2%	14.7%	16.5%	13.7%
Pro Forma Adjusted EBITDA as a % of Pro Forma Net Sales	15.9%	14.8%	15.9%	12.6%
(1)Reflects the net adjustments of IMP, DBCI and the coil coaters businesses, which were divested on August 9, 2021, August 18, 2021 and June 28, 2022, respectively; and reflects the impact of the net sales and Adjusted EBITDA of Union Corrugating Company Holdings, Inc, which was acquired on December 3, 2021.
Pro forma net sales for the three and six months ended July 2, 2022 were 48.1% and 44.9% higher, respectively, than in the same periods a year ago, driven by 42.4% from disciplined pricing actions to offset inflationary impacts and support value differentiation along with higher volume of 5.7% for the quarter. Year-to-date, price accounted for 49.8% increase in pro forma net sales, which was partially offset by lower volume of 4.9%.
Operating income for the three months ended July 2, 2022 increased to $493.0 million, as compared to $53.3 million for the three months ended July 3, 2021, primarily due to the gain on the divestiture of the coil coaters business, positive price mix net of inflation and higher volume partially offset by higher SG&A expense and manufacturing net inefficiencies. Operating income for the six months ended July 2, 2022 increased to $574.0 million, as compared to $94.9 million for the six months ended July 3, 2021. The increase was primarily due to gain on the divestiture of the coil coaters business and positive price mix net of inflation, which more than offset higher SG&A expense, manufacturing net inefficiencies from supply chain disruptions and higher costs to serve our customers, and lower volume.
Pro forma Adjusted EBITDA for the three months ended July 2, 2022 was $87.0 or 15.9% of pro forma net sales, an increase of 110 basis points from the pro forma period a year ago. Pro forma Adjusted EBITDA increased $32.2 million over the prior year quarter, primarily due to $40.9 million of positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation combined with $5.9 million from higher volume. Partially offsetting these were an $11.0 million increase in SG&A expenses and $3.6 million from manufacturing net inefficiencies. On a year-to-date basis, pro forma Adjusted EBITDA as a percentage of pro forma net sales increased 330 basis points versus the comparable period. Year-to-date, pro forma adjusted EBITDA increased $73.8 million over the prior year comparable period primarily due to $106.8 million of positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation that was partially offset by $17.3 million from an increase in SG&A expenses, $8.5 million from manufacturing net inefficiencies, and $7.2 million from lower volume impact.

Unallocated Operating Gain (Loss)

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Statements of operations data:
SG&A expenses	$(39,706)	$(47,669)	$(87,264)	$(88,003)
Strategic development and acquisition related costs	(15,600)	(1,017)	(19,837)	(3,950)
Gain on legal settlement	—	—	76,500	—
Operating gain (loss)	$(55,306)	$(48,686)	$(30,601)	$(91,953)
Unallocated operating gain (loss) includes items that are not directly attributed to or allocated to our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended July 2, 2022 increased by $6.6 million or 13.6% as compared to the three months ended July 3, 2021 primarily due to an increase in strategic development and acquisition costs partially offset by lower SG&A expenses. Unallocated operating loss was $30.6 million for the six months ended July 2, 2022, as compared to a $92.0 million unallocated operating loss during the six months ended July 3, 2021. The change is primarily due to a $76.5 million gain on legal settlement during the six months ended July 2, 2022, partially offset by an increase in strategic development and acquisition related costs related to the CD&R transaction and the coil coatings business divestiture. Unallocated operating gain (loss) includes share-based compensation expense of $4.7 million and $5.3 million for the three months ended July 2, 2022 and July 3, 2021, respectively, and $16.2 million and $8.6 million for the six months ended July 2, 2022 and July 3, 2021, respectively.
LIQUIDITY AND CAPITAL RESOURCES
General
Our ongoing principal source of funds is cash generated from operations, supplemented by borrowings against our asset-based lending and revolving credit facility, as necessary. We typically invest our excess cash in various overnight investments that are issued or guaranteed by the U.S. federal government. Our cash, cash equivalents and restricted cash balances increased from $396.7 million as of December 31, 2021 to $1,121.5 million as of July 2, 2022. The following table summarizes our consolidated cash flows for the six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Net cash provided by (used in) operating activities	$293,768	$(11,721)
Net cash provided by (used in) investing activities	461,143	(141,311)
Net cash used in financing activities	(30,051)	(431,363)
Effect of exchange rate changes on cash and cash equivalents	(63)	(881)
Net increase (decrease) in cash, cash equivalents and restricted cash	724,797	(585,276)
Cash, cash equivalents and restricted cash at beginning of period	396,658	680,478
Cash, cash equivalents and restricted cash at end of period	$1,121,455	$95,202
Operating Activities
During the six months ended July 2, 2022, the Company generated strong cash flow from operations of $293.8 million, an increase of $305.5 million from the prior year. The improvement was driven by legal settlement proceeds of $76.5 million, higher earnings generation, and effective working capital management.

The following table shows the impact of working capital items on cash during the six months ended July 2, 2022 and July 3, 2021, respectively (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021	Change
Net cash provided (used in) by:
Accounts receivable	$(130,200)	$(119,813)	$(10,387)
Inventories	(5,317)	(176,077)	170,760
Accounts payable	22,463	73,627	(51,164)
Net cash provided by (used in) working capital items	$(113,054)	$(222,263)	$109,209

The decrease in cash used in working capital between periods was primarily driven by the investments in net working capital during the first half of 2021 to support the strong demand recovery from the COVID-19 pandemic and increased valuations from rising commodity costs and other inflationary aspects.
Investing Activities
Net cash provided by investing activities was $461.1 million during the six months ended July 2, 2022 compared to $141.3 million used in investing activities during the six months ended July 3, 2021. During the six months ended July 2, 2022, we received proceeds of $500.0 million from the divestiture of the coil coatings business, received $7.2 million as a settlement of working capital related to the 2021 sale of the IMP business, received $4.4 million in working capital settlements from prior acquisitions, and used $60.2 million for capital expenditures. During the six months ended July 3, 2021, we paid approximately $94.4 million toward acquisitions and used $47.6 million for capital expenditures.
Financing Activities
Net cash used in financing activities was $30.1 million during the six months ended July 2, 2022 compared to $431.4 million used in financing activities during the six months ended July 3, 2021. During the six months ended July 2, 2022, we paid $7.3 million for the repurchase of an aggregate principal amount of $11.0 million of our 6.125% Senior Notes under a 10b5-1 trading plan and paid quarterly installments of $13.0 million on the Current Term Loan Facility. During the six months ended July 3, 2021, we borrowed $108.4 million on our Current Term Loan Facility, borrowed $160.0 million on our Current ABL Facility, paid $670.8 million to redeem the 8.00% Senior Notes and paid quarterly installments of $12.9 million on the Current Term Loan Facility.
Debt
Below is a reconciliation of the Company’s net debt (in thousands) as of the dates indicated. Management considers net debt to be more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

	July 2, 2022	December 31, 2021
Asset-based revolving credit facility due July 2027	$—	$—
Term loan facility due April 2028	2,567,500	2,580,500
Cash flow revolver due April 2026	—	—
6.125% senior notes due January 2029	489,030	500,000
Total Debt	3,056,530	3,080,500
Less: Cash and cash equivalents	1,119,244	394,447
Net Debt	$1,937,286	$2,686,053
During the second quarter of 2022, the Company entered into a 10b5-1 trading plan to repurchase an aggregate principal amount of up to $100 million of its 6.125% Senior Notes. As of July 2, 2022, the Company repurchased an aggregate principal amount of $11.0 million of the 6.125% Senior Notes for $7.3 million in cash. The net carrying value of the extinguished debt, including unamortized debt discount and deferred financing costs, was $10.9 million, resulting in a $3.6 million gain on extinguishment of debt, which is included as a separate item in the consolidated statements of operations.
Subsequent to July 2, 2022, the Company completed the 10b5-1 trading plan by repurchasing an aggregate principal amount of $89.0 million for $63.3 million in cash. The Company anticipates recognizing a gain of approximately $24.0 million in the third quarter of fiscal 2022 after the write-off of associated unamortized debt discount and deferred financing costs.

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
On July 25, 2022, in connection with the CD&R Merger, the Company (i) amended the Current ABL Credit Agreement to, among other things, upsize the facility to $850.0 million and add the FILO Facility, (ii) entered into the New Term Loan Facility in an aggregate principal amount of $300.0 million, and (iii) and issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028. Proceeds from the New Term Loan Facility and the Senior Secured Notes, together with other sources, were used to fund the consummation of the CD&R Merger.
For additional information, see Note 15 — Long-Term Debt and Note 23 —Subsequent Events in the notes to the unaudited consolidated financial statements.in the notes to the unaudited consolidated financial statements.
Additional Liquidity Considerations
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. The following table summarizes key liquidity measures under the Current ABL Credit Agreement and the Current Cash Flow Credit Agreement in effect as of July 2, 2022 and December 31, 2021 (in thousands):

	July 2, 2022	December 31, 2021
Asset-based revolving credit facility due July 2027	$611,000	$611,000
Eligible borrowing base	611,000	611,000
Less: Borrowings	—	—
Less: LCs outstanding and priority payables	46,000	45,000
Net ABL availability	565,000	566,000

Plus: Cash flow revolver due April 2026	115,000	115,000
Plus: Cash and cash equivalents	1,119,244	394,447
Total Liquidity	$1,799,244	$1,075,447
We expect that cash generated from operations and our availability under the ABL Credit Facilities and Current Cash Flow Revolver will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures for fiscal 2022 and expansion when needed.
Consistent with our growth strategy, we evaluate potential acquisitions that would provide additional synergies in our Windows, Siding and Commercial segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these segments. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase program. On March 7, 2018, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding Common Stock. Under this repurchase program, we are authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the six months ended July 2, 2022, there were no stock repurchases under the stock repurchase program. As of July 2, 2022, $49.1 million remained available for stock repurchases under the program. In addition to repurchases of shares of our common stock under our stock repurchase program, we also withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of share-based compensation.

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
Windows and Siding Businesses
We are subject to market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum and glass. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The average market price for PVC resin was estimated to have increased approximately 20.0% for the six months ended July 2, 2022 compared to the six months ended July 3, 2021.
Commercial Business
We are subject to market risk exposure related to volatility in the price of steel. For the six months ended July 2, 2022, material costs (predominantly steel costs) constituted 62% of our Commercial segment’s cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future.
With material costs (predominantly steel costs) accounting for 62% of our Commercial segment’s cost of sales for the six months ended July 2, 2022, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of $5.3 million for the six months ended July 2, 2022. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of our raw materials, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At July 2, 2022, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Current Cash Flow Facilities, ABL Facilities and our New Term Loan Facilities, which provide for borrowings of up to $2,715.0 million on the Current Cash Flow Facilities, up to $850.0 million on the Current ABL Facility, $95.0 million on the FILO Facility and an original aggregate principal amount of $300.0 million under the New Term Loan Facility. These instruments bear interest at an agreed upon percentage point spread from either LIBOR, term SOFR or an alternative rate. Assuming the Current Cash Flow Revolver is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by $6.8 million per year for the Current Cash Flow Facilities. Assuming the Current ABL Facility and FILO Facility are fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by $2.4 million per year. Based on the initial aggregate principal amount of the New Term Loan Facility, each quarter point increase or decrease in the interest rate would change our interest expense by $0.8 million. The fair value of our Current Term Loan Facility at July 2, 2022 and December 31, 2021 was $2,118.2 million and $2,570.8 million, respectively, compared to the face value of $2,567.5 million and $2,580.5 million, respectively. In April 2021, we entered into cash flow interest rate swap hedge contracts for a total notional amount of $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. At July 2, 2022, our cash flow hedge swap contracts had a fair value asset of $98.7 million that is recorded in other assets, net, and a fair value liability related to the financing component of the interest rate swaps of $49.9 million of which $36.8 million is recorded as a non-current liability and $13.1 million is recorded in accrued expenses on our consolidated balance sheet.
See Note 15 — Long-Term Debt and Note 16 — Derivatives in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt and interest rate swaps.

Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income for the three and six months ended July 2, 2022 was $(0.3) million and $0.6 million, respectively, and $0.0 million and $0.3 million, respectively, for the three and six months ended July 3, 2021. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three and six months ended July 2, 2022 was $(6.3) million and $(1.5) million, respectively, and was $4.6 million and $10.7 million, respectively, for the three and six months ended July 3, 2021.
The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency remeasurement gain (loss) for the three and six months ended July 2, 2022 was $0.0 million and $0.5 million, respectively, and was $0.2 million and $(0.1) million, respectively, for the three and six months ended July 3, 2021.
We have entered into foreign currency forward contracts with a financial institution to hedge primarily inventory purchases in Canada. At July 2, 2022, we have a total notional amount of $41.9 million hedged at fixed USD/CAD rates ranging from 1.2417 to 1.2600 with value dates through March 2023. In the future, we may enter into additional foreign currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the Canadian dollar and/or the Mexican peso. See Note 16 — Derivatives in the notes to the unaudited consolidated financial statements for information on our currency hedges.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 2, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
We are currently in the process of assessing the internal controls of Union Corrugating Company Holdings, Inc. (“UCC”) and Cascade Windows Inc. (“Cascade Windows”) as part of the post-close acquisition integration process. UCC and Cascade Windows have been excluded from our assessment of internal control over financial reporting as of July 2, 2022. The total assets and net sales excluded from management’s assessment represent 9.6% and 7.6%, respectively, of the consolidated financial statements as of and for the six months ended July 2, 2022.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 22 — Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2022. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2022, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information and the risk factors set forth below, we believe there have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2022.
The Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, the New Term Loan Credit Agreement, and the indenture governing the terms of our 8.750% Senior Secured Notes (the “2028 Indenture”) and the indenture governing the terms of our 6.125% Senior Notes (the “2029 Indenture”) contain restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.
The Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, the New Term Loan Credit Agreement, the 2028 Indenture and the 2029 Indenture contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:
•incur additional indebtedness or issue certain preferred shares;
•pay dividends, redeem stock or make other distributions in respect of capital stock;
•repurchase, prepay or redeem our subordinated indebtedness;
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
In addition, the Current Cash Flow Revolver requires us to maintain a maximum total secured leverage ratio under certain circumstances, and the ABL Facilities require us to maintain a minimum consolidated fixed charge coverage ratio under certain circumstances. The Current ABL Credit Agreement also contains other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under the Current Cash Flow Revolver and the ABL Facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to fulfill these covenants.
We are required to make mandatory pre-payments under the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Current Cash Flow Credit Agreement and the Current ABL Credit Agreement.

In addition, under certain circumstances and subject to the limitations set forth in the Current Cash Flow Credit Agreement, the Current Term Loan Facility may require us to make prepayments of the term loans to the extent we generate excess positive cash flow each year.
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
Our failure to comply with obligations under the Current Cash Flow Credit Agreement, the Current ABL Credit Agreement, the New Term Loan Facility, the 2028 Indenture and the 2029 Indenture as well as others contained in any future debt instruments from time to time, may result in an event of default under our current debt facilities, as applicable. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, results of operations, financial condition and cash flows could be adversely affected.
Our ABL Facilities and our New Term Loan Facility bear a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity and financial condition.
Borrowings under our ABL Facilities and our New Term Loan Facility bear interest at a rate per annum of either, at our election, (i) term SOFR plus a margin or (ii) an alternative base rate plus a margin. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings
.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the three months ended July 2, 2022:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Program(2) (in thousands)
April 3, 2022 to April 30, 2022	22,373	$24.35	—	$49,145
May 1, 2022 to May 28, 2022	—	—	—	49,145
May 29, 2022 to July 2, 2022	—	—	—	49,145
Total	22,373	24.35	—

(1)The total number of shares includes shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)On March 7, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock. Under this repurchase program, the Company is authorized to repurchase shares at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. At July 2, 2022, $49.1 million remained available for stock repurchases under the program.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 5, 2022, by and among Camelot Return Intermediate Holdings, LLC, Camelot Return Merger Sub. Inc., and Cornerstone Building Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 7, 2022 and incorporated by reference herein)

3.1
Amended and Restated Certificate of Incorporation of Cornerstone Building Brands, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 25, 2022 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Cornerstone Building Brands, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 25, 2022 and incorporated by reference herein)
4.1
Indenture, dated as of July 25, 2022, by and among Camelot Return Merger Sub, Inc., as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent.

4.2
First Supplemental Indenture, dated as of July 25, 2022, by and among Camelot Return Merger Sub, Inc., as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent.

4.3
Second Supplemental Indenture, dated as of July 25, 2022, by and among Camelot Return Intermediate Holdings, Inc., the subsidiary guarantors party thereto, Cornerstone Building Brands, Inc. and Wilmington Trust, National Association, as trustee and note collateral agent.

10.1
Amendment No. 7 to ABL Credit Agreement, dated as of July 25, 2022, by and among Cornerstone Building Brands, Inc., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent.

10.2
Term Loan Credit Agreement, dated as of July 25, 2022, by and among Camelot Return Merger Sub, Inc., to be merged with and into Cornerstone Building Brands, Inc., the several banks and other financial institutions party thereto party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.

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

CORNERSTONE BUILDING BRANDS, INC.

Date: August 9, 2022	By:	/s/ Rose Lee
Rose Lee
President and Chief Executive Officer

Date: August 9, 2022	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer