Form 10-Q
period 2022-10-01
Cornerstone Building Brands, Inc.
filed 2022-11-10
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

APPLICABLE ONLY TO CORPORATE ISSUERS

There are no longer publicly traded shares of common stock of Cornerstone Building Brands, Inc.

i

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Net sales	$1,274,883	$365,445	$1,444,405	$3,736,084	$4,111,558
Cost of sales	1,041,260	292,047	1,134,909	2,929,699	3,230,605
Gross profit	233,623	73,398	309,496	806,385	880,953
Selling, general and administrative expenses	179,692	56,193	206,801	513,184	616,498
Restructuring and impairment charges, net	2,399	975	971	92	7,461
Strategic development and acquisition related costs	2,735	28,895	22,250	49,560	25,502
Loss (gain) on divestitures	1,762	—	(831,252)	(401,413)	(831,252)
Gain on legal settlements	—	—	—	(76,575)	—
Income (loss) from operations	47,035	(12,665)	910,726	721,537	1,062,744
Interest expense	(65,813)	(11,401)	(43,731)	(101,078)	(147,688)
Foreign exchange gain (loss)	12,489	(454)	(1,270)	686	(1,067)
Gain (loss) on extinguishment of debt	—	24,801	—	28,354	(42,234)
Other income, net	172	114	408	101	1,378
Income (loss) before income taxes	(6,117)	395	866,133	649,600	873,133
Income taxes	(1,672)	(1,049)	245,598	165,814	245,326
Net income (loss)	(4,445)	1,444	620,535	483,786	627,807
Net income allocated to participating securities	—	(11)	(8,380)	(3,575)	(7,837)
Net income (loss) available to common shareholders	$(4,445)	$1,433	$612,155	$480,211	$619,970
Income (loss) per common share:
Basic		$0.01	$4.85	$3.77	$4.93
Diluted		$0.01	$4.82	$3.73	$4.90
Weighted average number of common shares outstanding:
Basic		127,544	126,159	127,316	125,840
Diluted		129,127	127,079	128,894	126,602
The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Comprehensive income:
Net income (loss)	$(4,445)	$1,444	$620,535	$483,786	$627,807
Other comprehensive income, net of tax:
Foreign exchange translation gains (losses)	(29,743)	115	(6,787)	(1,367)	3,875
Unrealized gain (loss) on derivative instruments, net of income tax of $(14,890), $(472), $2,453, $(16,432) and $654	40,988	(778)	4,658	62,462	8,780
Amount reclassified from Accumulated other comprehensive income (loss) into earnings	—	1,682	7,288	16,258	13,957
Changes in retirement related benefit plans	—	—	—	(1,122)	—
Other comprehensive income	11,245	1,019	5,159	76,231	26,612
Comprehensive income	$6,800	$2,463	$625,694	$560,017	$654,419
The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	Successor	Predecessor
	October 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$454,748	$394,447
Accounts receivable, net	790,345	757,373
Inventories	651,237	748,732
Other current assets	96,311	86,528
Total current assets	1,992,641	1,987,080
Property, plant and equipment, net	576,625	612,295
Lease right-of-use assets	242,692	322,608
Goodwill	1,654,493	1,358,056
Intangible assets, net	2,566,033	1,524,635
Other assets, net	109,753	22,786
Total assets	$7,142,237	$5,827,460
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$28,250	$26,000
Current portion of lease liabilities	44,155	73,150
Accounts payable	365,547	311,737
Accrued income and other taxes	25,857	22,768
Employee-related liabilities	192,630	102,171
Rebates, warranties, and other customer-related liabilities	165,986	174,872
Other current liabilities	145,074	144,737
Total current liabilities	967,499	855,435
Long-term debt	3,355,331	3,010,843
Long-term lease liabilities	196,143	251,061
Deferred income tax liabilities	604,610	252,173
Other long-term liabilities	256,413	281,609
Total liabilities	5,379,996	4,651,121
Equity:
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at October 1, 2022; 200,000,000 shares authorized, 126,992,107 issued and 126,971,036 outstanding at December 31, 2021	—	1,270
Additional paid-in capital	1,755,441	1,279,931
Accumulated deficit	(4,445)	(98,826)
Accumulated other comprehensive income (loss), net	11,245	(5,612)
Treasury stock, at cost (21,071 shares at December 31, 2021)	—	(424)
Total equity	1,762,241	1,176,339
Total liabilities and equity	$7,142,237	$5,827,460
The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

Fiscal Quarters	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance, July 2, 2022 (Predecessor)	127,544,041	$1,275	$1,292,458	$383,516	$69,600	—	$—	$1,746,849
Other comprehensive income	—	—	—	—	1,019	—	—	1,019
Share-based compensation	—	—	937	—	—	—	—	937
Net income	—	—	—	1,444	—	—	—	1,444
Balance, July 24, 2022 (Predecessor)	127,544,041	$1,275	$1,293,395	$384,960	$70,619	—	$—	$1,750,249

Pushdown fair value adjustments	—	$—	$1,978,011	$(384,960)	$(70,619)	—	$—	$1,522,432
Payments to public shareholders	(65,413,135)	(654)	(1,611,780)	—	—	—	—	(1,612,434)
Recapitalization of outstanding common stock	(62,129,906)	(621)	621	—	—	—	—	—
Contributions from Parent, net	—	—	95,194	—	—	—	—	95,194
Balance, July 25, 2022 (Successor)	1,000	—	1,755,441	—	—	—	—	1,755,441
Other comprehensive income	—	—	—	—	11,245	—	—	11,245
Net loss	—	—	—	(4,445)	—	—	—	(4,445)
Balance, October 1, 2022 (Successor)	1,000	$—	$1,755,441	$(4,445)	$11,245	—	$—	$1,762,241

Balance, July 3, 2021 (Predecessor)	126,072,088	$1,261	$1,265,887	$(757,413)	$(30,064)	(21,071)	$(424)	$479,247
Treasury stock purchases	—	—	—	—	—	(88,330)	(1,320)	(1,320)
Retirement of treasury shares	(88,330)	(1)	(1,319)	—	—	88,330	1,320	—
Issuance of restricted stock	238,329	2	(2)	—	—	—	—	—
Stock options exercised	6,578	1	80	—	—	—	—	81
Other comprehensive income	—	—	—	—	5,159	—	—	5,159
Share-based compensation	—	—	8,353	—	—	—	—	8,353
Net income	—	—	—	620,535	—	—	—	620,535
Balance, October 2, 2021 (Predecessor)	126,228,665	$1,263	$1,272,999	$(136,878)	$(24,905)	(21,071)	$(424)	$1,112,055
The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In thousands, except share data)
(Unaudited)

Fiscal Year to Date Periods	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021 (Predecessor)	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(192,773)	(4,627)	(4,627)
Retirement of treasury shares	(192,773)	(2)	(4,625)	—	—	192,773	4,627	—
Issuance of restricted stock	611,178	6	(6)	—	—	—	—	—
Stock options exercised	133,529	1	1,420	—	—	—	—	1,421
Other comprehensive income	—	—	—	—	76,231	—	—	76,231
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	17,099	—	—	—	—	17,099
Net income	—	—	—	483,786	—	—	—	483,786
Balance, July 24, 2022 (Predecessor)	127,544,041	$1,275	$1,293,395	$384,960	$70,619	—	$—	$1,750,249

Pushdown fair value adjustments	—	$—	$1,978,011	$(384,960)	$(70,619)	—	$—	$1,522,432
Payments to public shareholders	(65,413,135)	(654)	(1,611,780)	—	—	—	—	(1,612,434)
Recapitalization of outstanding common stock	(62,129,906)	(621)	621	—	—	—	—	—
Contributions from Parent, net	—	—	95,194	—	—	—	—	95,194
Balance, July 25, 2022 (Successor)	1,000	—	1,755,441	—	—	—	—	1,755,441
Other comprehensive income	—	—	—	—	11,245	—	—	11,245
Net loss	—	—	—	(4,445)	—	—	—	(4,445)
Balance, October 1, 2022 (Successor)	1,000	$—	$1,755,441	$(4,445)	$11,245	—	$—	$1,762,241

Balance, December 31, 2020 (Predecessor)	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(200,198)	(2,861)	(2,861)
Retirement of treasury shares	(200,198)	(2)	(2,859)	—	—	200,198	2,861	—
Issuance of restricted stock	835,259	8	(8)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	152,453	2	1,559	—	—	—	—	1,561
Other comprehensive income	—	—	—	—	26,612	—	—	26,612
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	16,946	—	—	—	—	16,946
Net income	—	—	—	627,807	—	—	—	627,807
Balance, October 2, 2021 (Predecessor)	126,228,665	$1,263	$1,272,999	$(136,878)	$(24,905)	(21,071)	$(424)	$1,112,055
The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Cash flows from operating activities:
Net income (loss)	$(4,445)	$483,786	$627,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,260	166,177	216,956
Amortization of debt issuance costs, debt discount, and fair values	17,443	19,952	19,857
Share-based compensation expense	8,838	17,099	16,946
Loss (gain) on extinguishment of debt	—	(28,354)	42,234
Asset impairment	—	368	4,091
Loss (gain) on divestiture	1,762	(401,413)	(831,252)
Gain on sale of assets	—	(2,670)	—
Amortization of inventory and other fair value step-ups	30,317	1,238	—
Provision for credit losses	1,111	3,811	2,289
Deferred income taxes	(34,609)	(26,688)	(23,441)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	921	(101,937)	(137,424)
Inventories	55,457	(12,956)	(241,068)
Income taxes	(15,775)	14,116	27,768
Prepaid expenses and other	(6,199)	31,367	(41,355)
Accounts payable	12,636	64,044	100,402
Accrued expenses	(112,026)	121,871	31,554
Other, net	(43,482)	854	996
Net cash flows from operating activities	(31,791)	350,665	(183,640)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	4,252	(331,010)
Capital expenditures	(24,402)	(64,848)	(75,183)
Proceeds from divestiture, net of cash divested	—	510,883	1,187,307
Proceeds from sale of property, plant and equipment	—	6,070	4,615
Net cash flows from investing activities	(24,402)	456,357	785,729
Cash flows from financing activities:
Proceeds from ABL facility	—	—	190,000
Payments on ABL facility	—	—	(190,000)
Proceeds from term loans	300,000	—	108,438
Payments on term loans	(6,500)	(13,000)	(19,405)
Payments to public shareholders	(1,612,434)	—	—
Proceeds from senior notes	710,000	—	—
Repurchases of senior notes	—	(70,560)	(670,800)
Payments of financing costs	(84,686)	—	(13,187)
Contributions from Parent, net	95,194	—	—
Payments on derivative financing obligations	—	(7,321)	(6,131)
Other	—	(3,206)	(1,300)
Net cash flows from financing activities	(598,426)	(94,087)	(602,385)
Effect of exchange rate changes on cash and cash equivalents	240	(5)	(784)
Net increase (decrease) in cash, cash equivalents and restricted cash	(654,379)	712,930	(1,080)
Cash, cash equivalents and restricted cash at beginning of period	1,109,588	396,658	680,478
Cash, cash equivalents and restricted cash at end of period	$455,209	$1,109,588	$679,398
 The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —Basis of Presentation and Summary of Significant Accounting Policies
Organization and Ownership Structure
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands”, together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a holding company incorporated in Delaware. The Company is the largest exterior building products manufacturer, by sales, in North America.
On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”), and Camelot Return Merger Sub, Inc. (“Merger Sub”), investments funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving the merger as a subsidiary of Camelot Parent (the “Surviving Corporation”). At the effective time of the merger (the “Effective Time”), we became a privately held company and our common shares are no longer traded on the New York Stock Exchange.
At the Effective Time, in accordance with the terms and conditions set forth in the Merger Agreement, each share of Company common stock outstanding immediately prior to the Effective Time of the merger (other than (i) shares of Company common stock that were cancelled or converted into shares of common stock of the Surviving Corporation in accordance with the Merger Agreement and (ii) shares of Company common stock held by stockholders of the Company (other than CD&R, certain investment funds managed by CD&R and other affiliates of CD&R that held shares of Company common stock) who did not vote in favor of the Merger Agreement or the merger and who have perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware), was converted into the right to receive cash in an amount equal to $24.65 in cash per share, without interest and subject to any required withholding taxes.
On July 25, 2022, the Company amended its Certificate of Incorporation to authorize 1,000 shares of common stock, par value of $0.01. Each share of common stock will have one vote and all shares of common stock vote together as a single class.
As discussed in Note 6 — Long-Term Debt, in connection with the merger, the Company (i) amended the ABL Credit Agreement to, among other things, upsize the ABL Facility to $850.0 million and add the ABL FILO Facility of $95.0 million, (ii) entered into the Side Car Term Loan Facility in an aggregate principal amount of $300.0 million, and (iii) and issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028. Proceeds from the Side Car Term Loan Facility and the Senior Secured Notes, together with other sources, were used to fund the consummation of the merger.
Upon the completion of the merger, we elected pushdown accounting of the transaction to reflect the fair market value of our assets acquired and liabilities assumed at the time of the merger. Our Consolidated Financial Statements are presented as Predecessor for periods prior to the merger and Successor for subsequent periods.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). These unaudited Consolidated Financial Statements have been prepared with the Company's accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2021 and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. Certain disclosures normally included in the Company’s financial statements prepared in accordance with U.S. GAAP have been omitted on a basis consistent with the rules and regulations of the U.S. Securities and Exchange Commission.
The unaudited Consolidated Financial Statements include the assets and liabilities used in operating the Company's business. The results reported in these unaudited Consolidated Financial Statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
These statements include all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows.
The Company has reclassified certain prior year amounts to conform to the current year’s presentation.

The Company evaluated subsequent events through November 10, 2022, the date on which the Consolidated Financial Statements were available to be issued.
The Company is organized in three reportable segments, which we have renamed as follows: Aperture Solutions (formerly “Windows”), Surface Solutions (formerly “Siding”), and Shelter Solutions (formerly “Commercial”). There was no change in the composition of our reportable segments.
Summary of Significant Accounting Policies
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for slow-moving and obsolete inventory; the impairment of goodwill and intangible assets; establishing useful lives for and evaluating the recovery of long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; accounting for rebates and product warranties; the determination of fair value for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies; and accounting for income taxes. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total the amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Successor	Predecessor
	October 1, 2022	December 31, 2021
Cash and cash equivalents	$454,748	$394,447
Other current assets - Restricted cash (1)	461	2,211
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$455,209	$396,658
(1)    Restricted cash primarily relates to indemnification agreements and is included in other current assets in the Consolidated Balance Sheets.
Accounts Receivable and Related Allowance
The Company reports accounts receivable net of an allowance for expected credit losses. Trade accounts receivable are the result of sales of the Company’s products to customers throughout the U.S. and Canada and affiliated territories, including international builders who resell to end users. Sales are primarily denominated in U.S. dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process and we require payment prior to shipment for certain international shipments.
The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to us by our customers. Such allowances are included in selling, general and administrative expenses in our Consolidated Statements of Income. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with our customers. The Company’s allowance for expected credit losses was $0.7 million at October 1, 2022 and was $11.3 million at December 31, 2021.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of October 1, 2022 and December 31, 2021 given the instruments relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs.
U.S. GAAP, requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
•Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.
•Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.
New Accounting Pronouncements - To Be Adopted Subsequent to October 1, 2022
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of rate reform, and may be adopted as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing to apply the amendments.
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
Note 2 — Merger, Acquisitions, and Divestitures
CD&R Merger Transaction
As described in Note 1, on July 25, 2022, Merger Sub merged with and into the Company, with the Company surviving the merger as a subsidiary of Camelot Parent. CD&R previously held 61.9 million shares of the Company immediately prior to the merger. As a result of the merger, CD&R became the indirect owners of all of the issued and outstanding shares of Company common stock that CD&R did not already own.
The merger was accounted for as a business combination with the Company deemed to be the accounting acquiree. Through application of pushdown accounting, the accompanying unaudited Consolidated Financial Statements for the period from July 25, 2022 through October 1, 2022 and as of October 1, 2022 (Successor) denote the change in accounting basis. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of the merger.
The merger was funded in part with proceeds from the following issuances (see Note 6):
•$300 million aggregate principal amount term loan facility, due August 2028;
•$710 million of 8.750% Senior Secured Notes due August 2028;
•$564.4 million of cash from the Company;
•$464.4 million aggregate principal amount of 2.99% senior payment-in-kind notes due 2029 that were issued and are held by Camelot Return Parent, LLC (“Camelot Return Parent”), an indirect parent of Company; and
•$195 million from preferred shares of Camelot Return Parent.
Neither the Company nor any of its subsidiaries is a guarantor of or is obligated to make any payments related to the 2.99% senior payment-in-kind notes due 2029.

The calculation of the total consideration paid follows (in thousands, except share data and closing price):

Consideration
Common shares purchased	65,613,349
Common share closing price	$24.65
Merger consideration, common shares purchased	$1,617,369
Effective settlement of pre-existing relationships	128,721
Total merger consideration	1,746,090
Fair value of common shares previously held by CD&R and other adjustments(1)	1,526,591
Total equity value	$3,272,681
(1)    Consists of 61.9 million common shares, with shares rolled over or acquired by Camelot Parent.
The following table summarizes the fair value of net assets acquired (in thousands):

Fair Value
Merger consideration	$1,746,090
Fair value of common shares previously held by CD&R and other adjustments	1,526,591
Total equity value	$3,272,681

Cash and cash equivalent	$1,107,377
Accounts receivable	794,341
Inventories	738,744
Property, plant and equipment	572,050
Lease right-of-use assets	252,262
Goodwill	1,660,488
Intangible assets	2,610,685
Other assets	121,255
Total assets acquired	7,857,202
Accounts payable	352,870
Accrued liabilities	622,995
Long-term debt	2,443,954
Long-term lease liabilities	252,262
Deferred income tax liabilities	626,904
Other liabilities	285,536
Total liabilities assumed	4,584,521
Net assets acquired	$3,272,681
The above allocation of purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon provisional information and is subject to revision during the measurement period (up to one year from the merger date) as additional information concerning valuations is obtained. During the measurement period, as the Company obtains new information regarding facts and circumstances that existed as of the merger date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation. The effect of measurement period adjustments on the estimated fair value elements will be reflected as if the adjustments had been made as of the merger date. Residual amounts will be allocated to goodwill.
As part of pushdown accounting, we recorded the provisional goodwill and it has been allocated to reporting units expected to benefit from the business combination. The goodwill is mainly attributable to costs savings in manufacturing productivity; freight and logistics; procurement; and other operating costs, as well as operational improvements in recent acquisitions to be achieved subsequent to the merger. The goodwill recorded is not deductible for income tax purposes.

The Company identified intangible assets for customer lists and relationships and trademarks, trade names and other. Intangible assets are amortized on a straight-line basis over their expected useful lives. The provisional fair value and weighted average estimated useful life of identifiable intangible assets consists of the following (in thousands):

	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$2,088,548	13
Trade names and other	522,137	13
Total	$2,610,685
We incurred transaction costs of $29.4 million associated with the merger, of which $28.7 million was recognized in July 2022 and $0.7 million was recognized in the Successor period. These costs are included in selling, general and administrative expenses on the Consolidated Statements of Income.
Unaudited Pro Forma Financial Information
Had the merger occurred at the beginning of 2021, unaudited pro forma revenues and net income for the three and nine months ended October 2, 2021 and October 1, 2022 would not have been materially different than the amounts reported as the pro forma adjustments would primarily reflect the amortization of intangibles and depreciation of property, plant and equipment that received a step up in basis and the cost to finance the transaction, net of the related tax effects. The unaudited supplemental pro forma financial information would not give effect to the potential impact of current financial conditions, operating efficiencies or cost savings that may result from the merger or any integration costs. Unaudited pro forma balances would not necessarily be indicative of operating results had the merger occurred on January 1, 2021 or of future results.
Acquisitions
Union Corrugating Company Holdings, Inc.
On December 3, 2021, the Company acquired the issued and outstanding common stock of Union Corrugating Company Holdings, Inc. (“UCC”) for a purchase price of $214.2 million, including a post-closing adjustment of $2.6 million that was finalized in the first quarter of 2022. UCC is a leading provider of residential metal roofing, metal buildings, and roofing components. The addition of UCC advances our growth strategy by expanding our offering to customers in the high growth metal roofing market. This acquisition was funded through cash available on the balance sheet. The Company reports UCC results within the Shelter Solutions reportable segment.
The following table summarizes the final fair value of net assets acquired (in thousands):

Fair Value
Cash	$19,594
Accounts receivable	20,515
Inventories	66,420
Property, plant and equipment	24,184
Lease right of use assets	37,964
Trade name and customer relationship intangibles	97,560
Goodwill	42,870
Other assets	1,466
Total assets acquired	310,573
Accounts payable and other liabilities assumed	57,163
Lease liabilities	37,964
Deferred income taxes	1,247
Total liabilities assumed	96,374
Net assets acquired	$214,199
The $42.9 million of goodwill was allocated to the Shelter Solutions reportable segment. Goodwill from this acquisition is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.

Cascade Windows
On August 20, 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $237.7 million in cash, including a post-closing adjustment of $1.8 million that was finalized in the first quarter of 2022. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the U.S., expanding our manufacturing capabilities and creating new opportunities for us in the Western U.S. This acquisition was funded through cash available on the balance sheet. The Company reports Cascade Windows’ results within the Aperture Solutions reportable segment.
The following table summarizes the final fair value of net assets acquired (in thousands):

Fair Value
Cash	$2,838
Accounts receivable	16,956
Inventories	15,392
Property, plant and equipment	18,300
Lease right of use assets	21,849
Trade name and customer relationship intangibles	137,660
Goodwill	110,417
Other assets	2,556
Total assets acquired	325,968
Accounts payable and other liabilities assumed	34,861
Lease liabilities	20,173
Deferred income taxes	33,221
Total liabilities assumed	88,255
Net assets acquired	$237,713
The $110.4 million of goodwill was allocated to the Aperture Solutions reportable segment and is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
Prime Windows
On April 30, 2021, the Company acquired Prime Windows LLC (“Prime Windows”) for total consideration of $93.0 million, exclusive of a $2.0 million working capital adjustment that was finalized as of December 31, 2021. Prime Windows serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the U.S., expanding our manufacturing capabilities and creating new opportunities for us in the Western U.S. This acquisition was funded through borrowings under the Company’s existing credit facilities. Prime Windows’ results are reported within the Aperture Solutions reportable segment.

Unaudited Pro Forma Financial Information
The following table provides unaudited supplemental pro forma results for the acquisitions that occurred by January 1, 2021 (in thousands, except for per share data):

	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2021 through October 2, 2021
Net sales	$1,542,620	$4,444,531
Net income applicable to common shares	613,978	631,856
Net income per common share:
Basic	$4.87	$5.02
Diluted	$4.83	$4.99
The unaudited supplemental pro forma financial information was prepared based on historical information of the Company, UCC, Cascade Windows and Prime Windows. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the acquisitions occurred on January 1, 2021 or of future results.
Divestiture – Coil Coatings
On June 28, 2022, the Company completed the sale of the coil coatings business to BlueScope Steel Limited for initial cash proceeds of $500.0 million, subject to working capital and other customary adjustments. In connection with the transaction, the Company entered into long-term supply agreements to secure a continued supply of light gauge coil coating and painted hot roll steel. For the period from January 1, 2022 through July 24, 2022, the Company recognized a pre-tax gain of $394.2 million for the coil coatings divestiture, which is included in gain on divestitures in the Consolidated Statements of Income. The Company incurred $9.6 million of divestiture-related costs for the period from January 1, 2022 through July 24, 2022, which are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations. The coil coatings business results prior to the sale are reported within the Shelter Solutions reportable segment.
During the period from January 1, 2022 through July 24, 2022, the Company received additional cash proceeds of $7.2 million as a settlement of working capital related to the 2021 sale of the IMP business. These proceeds were recognized in gain on divestitures in the Consolidated Statements of Income.
Note 3 — Inventories
The following table sets forth the components of inventories (in thousands):

	Successor	Predecessor
	October 1, 2022	December 31, 2021
Raw materials	$365,271	$485,642
Work in process and finished goods	285,966	263,090
Total inventories	$651,237	$748,732
As of October 1, 2022, the Company had inventory purchase commitments of $78.1 million.

Note 4 — Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance and changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2021 (Predecessor)	$541,196	$655,098	$161,762	$1,358,056
Currency translation	(750)	(561)	—	(1,311)
Acquisition-related adjustments(1)	(366)	(10)	(97,474)	(97,850)
Balance, July 24, 2022 (Predecessor)	$540,080	$654,527	$64,288	$1,258,895

Balance, July 25, 2022 (Successor)(2)	$612,368	$763,324	$284,796	$1,660,488
Currency translation	(3,429)	(2,566)	—	(5,995)
Balance, October 1, 2022 (Successor)	$608,939	$760,758	$284,796	$1,654,493
(1)     Primarily reflects the fair value of acquired intangibles totaling $97.6 million in connection with the UCC acquisition, which is reported in the Shelter Solutions reportable segment.
(2)    In connection with the merger, recorded provisional goodwill allocated to reporting units expected to benefit from the business combination. The allocation is based on preliminary information and subject to revision during the measurement period.
Intangible Assets, Net
Major components of intangible assets are as follows (in thousands):

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of October 1, 2022 (Successor)(1)
Amortized intangible assets:
Trademarks/Trade names/Other		13		13	$522,137	$(6,694)	$515,443
Customer lists and relationships		13		13	2,088,548	(37,958)	2,050,590
Total intangible assets					$2,610,685	$(44,652)	$2,566,033

As of December 31, 2021 (Predecessor)
Amortized intangible assets:
Trademarks/Trade names/Other	3	–	15	7	$241,727	$(76,574)	$165,153
Customer lists and relationships	7	–	20	9	1,845,511	(486,029)	1,359,482
Total intangible assets					$2,087,238	$(562,603)	$1,524,635
(1)     In connection with the merger, we recorded a provisional intangible asset fair value. The fair value is based on preliminary information and subject to revision during the measurement period.
Amortization expense related to intangible assets was $37.0 million for the period from July 25, 2022 through October 1, 2022, $12.4 million for the period from July 3, 2022 through July 24, 2022, $45.7 million for the period from July 4, 2021 through October 2, 2021, $109.5 million for the period from January 1, 2022 through July 24, 2022, and $138.7 million for the period from January 1, 2021 through October 2, 2021. The Company expects amortization expense for intangible assets to be approximately $50 million for the remaining three months of 2022.

Note 5 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability (in thousands):

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Balance, beginning of period(1)	$203,011	$218,356	$216,230
Acquisitions	—	189	6,464
Divestiture	—	(4,345)	(2,245)
Warranties sold	369	1,052	1,597
Revenue recognized	(510)	(1,383)	(2,043)
Expense	8,191	26,910	22,856
Settlements	(8,374)	(21,311)	(23,978)
Balance, end of period	$202,687	$219,468	$218,881
Reflected as:
Current liabilities – Warranties	$24,871	$26,888	$29,523
Noncurrent liabilities – Other long-term liabilities	177,816	192,580	189,358
Total product warranty liability	$202,687	$219,468	$218,881
(1)    The beginning balance for the Successor period reflects acquisition-related adjustments of $16.5 million.

Note 6 – Long-Term Debt
The following table sets forth the components of long-term debt (in thousands):

		Successor				Predecessor
		October 1, 2022				December 31, 2021
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.76%	$2,561,000	$(381,158)	$—	$2,179,842	$2,580,500	$(37,811)	$2,542,689
Term loan facility, due August 2028	9.69%	300,000	—	(22,295)	277,705	—	—	—
6.125% Senior Notes, due January 2029	14.04%	400,000	(129,439)	—	270,561	500,000	(5,846)	494,154
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(54,527)	655,473	—	—	—
Total long-term debt		$3,971,000	$(510,597)	$(76,822)	$3,383,581	$3,080,500	$(43,657)	$3,036,843
Reflected as:
Current liabilities - Current portion of long-term debt					$28,250			$26,000
Non-current liabilities - Long-term debt					3,355,331			3,010,843
Total long-term debt					$3,383,581			$3,036,843
Fair value - Senior notes - Level 1					$812,523			$531,900
Fair value - Term loans - Level 2					2,358,715			2,570,823
Total fair value					$3,171,238			$3,102,723
(1)    On July 25, 2022, as a result of the pushdown accounting related to the merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.

Revolving Credit Facilities
The following table sets forth the Company’s availability under its credit facilities (in thousands):

	Successor			Predecessor
	October 1, 2022			December 31, 2021
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility	$850,000	$—	$48,000	$611,000	$—	$45,000
Cash flow revolver(1)	115,000	—	—	115,000	—	—
First-in-last-out tranche asset-based lending facility	95,000	—	—	—	—	—
Total	$1,060,000	$—	$48,000	$726,000	$—	$45,000
(1)     Cash flow revolver commitments of $23 million mature in April 2023 and $92 million mature in April 2026.
Recent Financing Transactions
Merger Transaction
In July 2022, in connection with the merger, the Company:
•Incurred a new $300.0 million aggregate principal amount term loan facility, due in August 2028 (the “Side Car Term Loan Facility”). The Company is required to pay quarterly installments equal to 1.00% per annum of the original principal amount of the Side Car Term Loan Facility. The Side Car Term Loan Facility bears interest at a floating rate measured by reference to, at the Company’s option, either (i) term Secured Overnight Financing Rate (“SOFR”), plus 5.625% (subject to a SOFR floor of 0.50%) or (ii) an alternate base rate plus 4.625%.
•Issued $710.0 million 8.750% Senior Secured Notes due August 2028 (the “Secured Notes”).
•Increased the facility available under the Company’s asset-based, revolving credit agreement (the “ABL Credit Agreement”) from $611.0 million to $850.0 million (the “ABL Facility”), and amended the ABL Credit Agreement to, among other things, extend the maturity of the ABL Facility to July 2027. Loans outstanding under the ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a term SOFR rate (subject to a SOFR floor of 0.00%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility.
•Added a first-in-last-out tranche asset-based revolving credit facility of $95.0 million under the ABL Credit Agreement (the “ABL FILO Facility”). The ABL FILO Facility terminates in July 2027. Loans outstanding under the ABL FILO Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a term SOFR rate (subject to a SOFR floor of 0.00%) plus an applicable margin ranging from 2.25% to 2.75% per annum depending on the average daily excess availability under the ABL FILO Facility or (ii) an alternate base rate plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the ABL FILO Facility.
The proceeds totaling $1.01 billion, together with other sources, were used to purchase all remaining issued and outstanding shares of the Company and related fees to consummate the merger.
The obligations under the Company’s debt agreements are generally guaranteed by each direct and indirect wholly-owned U.S. restricted subsidiary of the Company, subject to certain exceptions. In addition, the obligations of the Canadian borrowers under the ABL Facility are guaranteed by each direct and indirect wholly-owned Canadian restricted subsidiary of the Canadian borrowers, subject to certain exceptions. In addition, the obligations under the term loan facility due April 2028 and the cash flow-based revolving credit facility, together (the “Cash Flow Credit Agreement”), the ABL Credit Agreement, the Side Car Term Loan Facility and the Secured Notes are guaranteed by Camelot Parent, which guarantee is non-recourse and limited to the equity interests of the Company. The obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Facility and the Secured Notes are also secured by a perfected security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor and in the capital stock of the Company, subject to certain exceptions and subject to priority of security interests provided therein.

Repurchase of 6.125% Senior Notes
The Company repurchased (i) a principal amount of $10.9 million for $7.3 million in cash in June 2022 and (ii) a principal of $89.1 million for $63.3 million in cash in July 2022, totaling an aggregate principal amount of $100 million of its 6.125% senior notes due January 2029 under a 10b5-1 plan approved by the board of directors. The gain, which included the write-off of associated unamortized debt discount and deferred financing costs, totaled $28.4 million and was recognized as gain on extinguishment of debt in the Consolidated Statements of Income.
Redemption of 8.00% Senior Notes
In April 2021, the Company redeemed the outstanding $645.0 million aggregate principal amount of the 8.00% Senior Notes due April 2026 for $670.8 million. The redemption resulted in a pre-tax loss on extinguishment of debt in the Consolidated Statements of Income of $41.9 million, comprising a make-whole premium of $25.8 million and a write-off of $16.1 million of unamortized debt issuance costs.
Covenant Compliance
The ABL Credit Agreement includes a minimum fixed charge coverage ratio of 1.00:1.00, which is tested only when specified availability is less than 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days. The Cash Flow Credit Agreement includes a financial covenant set at a maximum secured leverage ratio of 7.75:1.00, which will apply if the outstanding amount of loans and drawings under letters of credit which have not then been reimbursed exceeds a specified threshold at the end of any fiscal quarter.
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of October 1, 2022.
Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements (amounts in thousands):

	May 2019 Swap(1)	April 2021 Swaps
Notional amount	$500,000	$1,000,000
Forecasted term loan interest payments being hedged	1-month LIBOR	1-month LIBOR
LIBOR floor (per annum - matches floor in hedged item)	0%	1%
Fixed rate paid on $500,000 and $1,500,000 notional amounts	2.1680%	2.0340%
Fixed rate received on $(500,000) notional amount	n/a	(2.1680)%
Start date	July 12, 2019	April 15, 2021
Maturity - Fixed rate paid	July 12, 2023	April 15, 2026
Maturity - Fixed rate received	n/a	July 12, 2023
Fair value at October 1, 2022 - Other current assets	$8,084	$—
Fair value at October 1, 2022 - Other assets	$—	$98,401
Fair value at October 1, 2022 - Other current liabilities	$—	$8,084
Fair value at December 31, 2021 - Other assets, net	$11,543	$—
Fair value at December 31, 2021 - Other current liabilities	$—	$13,127
Fair value at December 31, 2021 - Other long-term liabilities	$11,543	$28,279
Level in fair value hierarchy	Level 2	Level 2
(1)The May 2019 swap was de-designated from cash flow hedge accounting in April 2021.

Note 7 — Employee Benefit Plans
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other post-employment benefit plans (“OPEB”) are as follows (in thousands):

	Successor	Predecessor
Defined Benefit Plans	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Service cost	$—	$3	$14	$25	$41
Interest cost	541	165	635	1,503	1,906
Expected return on assets	(568)	(285)	(1,360)	(2,601)	(4,079)
Amortization of prior service cost	—	—	17	—	49
Amortization of net actuarial loss	—	12	104	112	312
Net periodic benefit income	$(27)	$(105)	$(590)	$(961)	$(1,771)

	Successor	Predecessor
OPEB Plan	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Service cost	$—	$—	$4	$8	$13
Interest cost	—	—	44	89	133
Amortization of net actuarial loss	—	—	18	27	53
Net periodic benefit cost	$—	$—	$66	$124	$199
The Company is not required to make contributions to the defined benefit plans in fiscal 2022.
In connection with the sale of the coil coatings business on June 28, 2022, the Company transferred two defined benefit plans and the OPEB plan. The two defined benefit plans had benefit obligations totaling $13.8 million and plan assets totaling $18.4 million at December 31, 2021.
Note 8 — Fair Value of Financial Instruments and Fair Value Measurements
The Company’s has short-term investments in a deferred compensation plan, in which the investment funds are comprised primarily of debt and equity securities, the value of which is recorded at market price. As of October 1, 2022, the fair value of the short-term investments was $2.1 million, of which $2.0 million and $0.1 million were based on Level 1 and Level 2 inputs and is included in other current assets in the Consolidated Balance Sheets. The offsetting deferred compensation liability is included within employee-related liabilities in the Consolidated Balance Sheets.
See Note 6 — Long-Term Debt for fair value information related to our debt instruments.

Note 9 — Equity
Accumulated Other Comprehensive Income
The following tables sets forth the change in accumulated other comprehensive income attributable to the Company by each component of accumulated other comprehensive income, net of applicable income taxes (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021 (Predecessor)	$22,741	$(23,407)	$(4,946)	$(5,612)
Other comprehensive income (loss)	(1,367)	78,720	(1,122)	76,231
Balance, July 24, 2022 (Predecessor)	$21,374	$55,313	$(6,068)	$70,619

Balance, July 25, 2022 (Successor)	$—	$—	$—	$—
Other comprehensive income (loss)	(29,743)	40,988	—	11,245
Balance, October 1, 2022 (Successor)	$(29,743)	$40,988	$—	$11,245

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Gain (Loss)
Balance, December 31, 2020 (Predecessor)	$16,147	$(58,625)	$(9,039)	$(51,517)
Other comprehensive income	3,875	22,737	—	26,612
Balance, October 2, 2021 (Predecessor)	$20,022	$(35,888)	$(9,039)	$(24,905)
Note 10 — Share-Based Compensation
Prior to July 24, 2022, under its long-term stock incentive plan, the Company had several share-based compensation award types, including stock options, restricted stock units and performance share unit awards. In connection with the merger, outstanding vested stock option awards were canceled and converted to the right to receive a fixed amount of cash equal to the intrinsic value of the awards and were paid in August 2022. Performance share units granted to certain key employees in March 2021 were paid in cash in September 2022 with the applicable total shareholder return metric determined using a per share price equal to the Merger Consideration and the EBITDA-based metric determined based on target performance.
Unvested awards were cancelled and converted into a contingent contractual right to receive a payment in cash, subject to the same time-based vesting conditions as the original awards. In the case of the performance share units that were granted in March 2020 to executives and certain key employees and in March 2021 to executives, the contingent contractual right to receive a cash payment from the Company will equal the product of the number of performance share units earned under the terms of the applicable award agreement, but with the applicable total shareholder return metric determined using a per share price equal to the Merger Consideration and the EBITDA-based metric determined based on actual performance as of the end of the performance period applicable to such performance share unit.
As of October 1, 2022, the Company has a liability of $103.5 million related to awards that will be cash settled as described above. The Company recorded $8.8 million in compensation expense in the Successor period from July 25, 2022 to October 1, 2022 for these awards.
In November 2022, pursuant to an incentive unit grant agreement, participants were granted a number of incentive units in Camelot Return Ultimate, LP. The Company will recognize compensation cost for the awards on a straight-line basis over the five-year vesting period based on the fair value of the award at the date of grant.

Note 11 — Restructuring
The Company has various initiatives and programs in place within its business units to reduce operating costs and to optimize the Company’s manufacturing footprint. Restructuring costs are recorded within restructuring and impairment costs in the Consolidated Statements of Income. The following table sets forth the costs related to those restructuring plans (in thousands):

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2022 through July 24, 2022	Costs Incurred to Date (Since Inception)
Severance	$1,526	$332	$1,465	$42,918
Asset impairments(1)	—	—	368	30,446
Gain on sale of facilities, net	—	—	(2,624)	(3,922)
Other restructuring costs	873	643	883	11,633
Total restructuring costs	$2,399	$975	$92	$81,075
(1)    The asset impairments of $0.4 million for the period from January 1, 2022 through July 24, 2022 primarily included assets that were recorded at fair value less cost to sell, which was less than the assets’ carrying amount.
The following table sets forth our restructuring charges (gains) by reportable segment (in thousands):

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2022 through July 24, 2022
Aperture Solutions	$1,320	$434	$1,141
Surface Solutions	643	193	694
Shelter Solutions	92	334	(1,983)
Corporate and Other	344	14	240
Total restructuring costs	$2,399	$975	$92
The following table sets forth our severance liability, included within other current liabilities on the Consolidated Balance Sheets, and cash payments made pursuant to the restructuring plans (in thousands):

	Aperture Solutions	Surface Solutions	Shelter Solutions	Corporate	Total
Balance, December 31, 2021 (Predecessor)	$15	$195	$1,522	$300	$2,032
Costs incurred	766	486	133	80	1,465
Cash payments	(702)	(495)	(1,658)	(380)	(3,235)
Balance, July 24, 2022 (Predecessor)	$79	$186	$(3)	$—	$262

Balance, July 25, 2022 (Successor)	$79	$186	$(3)	$—	$262
Costs incurred	447	643	92	344	1,526
Cash payments	(297)	(189)	(92)	(344)	(922)
Balance, October 1, 2022 (Successor)	$229	$640	$(3)	$—	$866
We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months and we may incur future additional restructuring charges associated with these plans.
Note 12 — Income Taxes
The effective tax rate was 27.3% for the period from July 25, 2022 through October 1, 2022, not meaningful for the period from July 3, 2022 through July 24, 2022, 28.4% for the period from July 4, 2021 through October 2, 2021, 25.5% for the period from January 1, 2022 through July 24, 2022, and 28.1% for the period from January 1, 2021 through October 2, 2021.
For the Predecessor periods, the difference between the Company’s effective tax rate between the periods relates to state income taxes, tax benefits on share-based compensation, U.S. taxes on foreign earnings, foreign tax rate differentials and changes in the valuation allowance. For the Successor period, the Company’s estimated annual effective tax rate was applied to the applicable pre-tax income for the period.

Note 13 — Segment and Geographical Information
We are organized in three reportable segments: Aperture Solutions, Surface Solutions, and Shelter Solutions, which operate principally in the U.S. with limited operations in Canada.
•The Aperture Solutions segment offers a broad line of windows and doors at multiple price-points for residential new construction, as well as the repair and replacement (“R&R”) end markets in the U.S. and Canada.
•The Surface Solutions segment offers a broad suite of exterior cladding, fencing, stone products, and other accessories at multiple price-points for the residential new construction and R&R end markets, in addition to stone installation provided directly to builders and general contractors. Surface Solutions operates in the U.S. and Canada.
•The Shelter Solutions segment designs, engineers, manufactures and distributes extensive lines of metal products for the low-rise non-residential construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers primarily in the U.S.
Management monitors the operations results of its reportable segments separately for purposes of making decisions about resources and evaluating performance. Management evaluates performance on the basis of segment earnings before interest, income taxes, depreciation and amortization (“Adjusted segment EBITDA”).
Corporate operating expenses are not allocated to reportable segments. Corporate and Other consists specifically of corporate operating expenses that are generally not allocated to reportable segments, related-party management fees, and other items that are not assigned or allocated to reportable segments.
The following table sets forth net sales, Adjusted segment EBITDA and a reconciliation to income before income taxes (in thousands):

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Net sales:
Aperture Solutions	$569,994	$164,039	$596,486	$1,643,619	$1,703,493
Surface Solutions	288,080	85,034	357,870	839,130	1,036,448
Shelter Solutions	416,809	116,372	490,049	1,253,335	1,371,617
Total net sales	$1,274,883	$365,445	$1,444,405	$3,736,084	$4,111,558
Adjusted segment EBITDA:
Aperture Solutions	$74,235	$15,045	$51,759	$202,682	$185,071
Surface Solutions	32,978	8,576	75,230	143,880	211,789
Shelter Solutions	70,736	21,219	89,550	209,156	210,474
Total Adjusted segment EBITDA	177,949	44,840	216,539	555,718	607,334
Corporate and Other	(74,654)	(39,216)	765,242	331,996	672,366
Depreciation and amortization	(56,260)	(18,289)	(71,055)	(166,177)	(216,956)
Interest expense	(65,813)	(11,401)	(43,731)	(101,078)	(147,688)
Foreign exchange gain (loss)	12,489	(454)	(1,270)	686	(1,067)
Gain (loss) on extinguishment of debt	—	24,801	—	28,354	(42,234)
Other income, net	172	114	408	101	1,378
Income (loss) before income taxes	$(6,117)	$395	$866,133	$649,600	$873,133

The following table sets forth net sales disaggregated by reportable segment (in thousands):

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Aperture Solutions Segment:
Vinyl windows(1)	$538,447	$153,296	$562,097	$1,542,525	$1,607,704
Aluminum windows	17,772	4,135	22,420	55,078	64,336
Other	13,775	6,608	11,969	46,016	31,453
Total	$569,994	$164,039	$596,486	$1,643,619	$1,703,493
Surface Solutions Segment:
Vinyl siding	$139,459	$43,318	$182,019	$415,534	$508,121
Metal	64,855	19,112	70,667	185,097	221,260
Injection molded	12,405	3,650	19,131	41,841	58,420
Stone	20,933	4,947	23,025	51,904	66,659
Stone veneer installation and other	50,428	14,007	63,028	144,754	181,988
Total	$288,080	$85,034	$357,870	$839,130	$1,036,448
Shelter Solutions Segment:
Metal building products(2)	$416,809	$116,372	$395,869	$1,140,259	$1,014,663
Insulated metal panels(3)	—	—	32,934	—	208,220
Metal coil coating(4)	—	—	61,246	113,076	148,734
Total	$416,809	$116,372	$490,049	$1,253,335	$1,371,617
Total net sales	$1,274,883	$365,445	$1,444,405	$3,736,084	$4,111,558
(1)Includes the results of Prime Windows as of April 2021 and Cascade Windows as of August 2021.
(2)Includes the results of UCC as of December 2021. Excludes the results of the divested roll-up sheet doors business from August 2021.
(3)Excludes the results of the divested insulated metal panels business from August 2021.
(4)Excludes the results of the divested coil coatings business from June 2022.
Note 14 — Commitments and Contingencies
Environmental Matters
The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of its employees and the end-users of its products; regulate the materials used in its products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, civil sanctions, injunctive relief, consent orders, or requirements to install pollution controls or other abatement equipment. The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.8 million at October 1, 2022 and $8.8 million at December 31, 2021.
Litigation Matters
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.

Stockholder Litigation
Voigt
In November 2018, Gary D. Voigt, an individual common stockholder of Cornerstone Building Brands, file a putative class-action complaint against CD&R, Clayton, Dubilier & Rice Fund VIII, L.P. (together, the “CD&R Defendants”), and certain directors of Cornerstone Building Brands (collectively, the “Defendants”) in the Delaware Court of Chancery. Voigt purported to assert claims on behalf of himself, on behalf of a class of other similarly situated stockholders of the Company, and derivatively on behalf of the Company, the nominal defendant. The complaint, as amended, asserted claims for breach of fiduciary duty and unjust enrichment against the CD&R Defendants, and for breach of fiduciary duty against twelve director defendants in connection with the Ply Gem merger. The plaintiff sought damages in an amount to be determined at trial.
In August 2021, the parties filed a Stipulation of Compromise and Settlement (“Stipulation”) with the Court setting forth their agreement to settle the litigation. Under the Stipulation, as approved by the Court in January 2022, the defendants’ insurers paid $100 million and $23.5 million of this amount was paid to plaintiff’s counsel. The Company received cash settlement proceeds of $76.5 million in March 2022 and recognized a gain on legal settlements in the Consolidated Statements of Income.
Litigation Relating to the CD&R Merger
On September 2, 2022, a former shareholder of the Company, Matthew Giffuni, filed a Petition for Appraisal of Stock in the Delaware Court of Chancery pursuant to Section 262 of the Delaware General Corporation Law. The appraisal action is captioned Matthew Q. Giffuni v. Cornerstone Building Brands, Inc., C.A. No. 2022-0780-SG (Del. Ch.). The petitioner seeks, on behalf of himself and one other shareholder seeking appraisal, (i) a determination that petitioners are entitled to appraisal of their shares, (ii) a judgment requiring the Company to pay the fair value of the petitioners’ shares as determined by the court, and (iii) interest, costs, and attorneys’ fees. The litigation is ongoing.
Note 15 — Earnings Per Common Share
The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Predecessor
	Period from July 3, 2022 through July 24, 2022	Period from July 4, 2021 through October 2, 2021	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Numerator for Basic and Diluted Earnings Per Common Share
Net income (loss) available to common shareholders	$1,433	$612,155	$480,211	$619,970
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of common shares outstanding	127,544	126,159	127,316	125,840
Common stock equivalents:
Employee stock options	1,583	920	1,578	762
Weighted average diluted number of common shares outstanding	129,127	127,079	128,894	126,602

Basic income (loss) per common share	$0.01	$4.85	$3.77	$4.93
Diluted income (loss) per common share	$0.01	$4.82	$3.73	$4.90

Incentive plan securities excluded from dilution(1)	—	160	30	176
(1)Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
Earnings per common share is not presented for the Successor period as the Company’s common stock is no longer publicly traded either on a stock exchange or in the over-the-counter market.

Note 16 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information and non-cash investing and financing activities (in thousands):

	Successor	Predecessor
	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2021 through October 2, 2021
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$27,482	$103,074	$149,025
Income taxes paid, net	$108,962	$56,243	$232,755

Supplemental non-cash investing and financing activities –
Pushdown fair value adjustments	$1,522,432	—	—

 See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods presented (the “MD&A”). This information should be read in conjunction with the Unaudited Consolidated Financial Statements included herein “Item 1. Unaudited Consolidated Financial Statements” and the Audited Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Forward-Looking Statements
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
•challenging economic conditions affecting the residential, non-residential and repair and remodeling construction industry and markets, including increasing interest rates, and demand in new construction and repair and remodeling;
•commodity price volatility and/or limited availability of raw materials, including steel, polyvinyl chloride (“PVC”) resin, aluminum, and glass due to supply chain disruptions;
•increases in the macroeconomic inflationary environment and our ability to react accordingly;
•our ability to identify and develop relationships with a sufficient number of qualified suppliers to mitigate risk in the event a significant supplier experiences a significant production or supply chain interruption;
•the increasing difficulty of consumers and builders in obtaining credit or financing;
•increases in our manufacturing costs and our ability to successfully implement operational efficiency initiatives, including automation;
•our ability to successfully achieve price increases to offset cost increases;
•ability to compete effectively against competitors with substitutable products;
•our ability to successfully integrate our acquired businesses and to realize anticipated benefits;
•our ability to employ, train and retain qualified personnel;
•increases in labor costs, labor market pressures, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers;
•increases in energy costs;
•increases in freight and transportation costs;
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
•potential personal injury, property damage or product liability claims or other types of litigation, including stockholder litigation related to the merger;
•compliance with certain laws related to our international business operations;
•significant changes in factors and assumptions used to measure certain of our defined benefit plan obligations and the effect of actual investment returns on pension assets;
•additional costs from new regulations which relate to the utilization or manufacturing of our products or services, including changes in building codes and standards;
•increases in tariffs or import and trade restrictions;
•our substantial indebtedness and our ability to incur substantially more indebtedness;
•limitations that our debt agreements place on our ability to engage in certain business and financial transactions;
•our ability to obtain financing on acceptable terms;
•exchange rate fluctuations;
•downgrades of our credit ratings;
•the effect of increased interest rates on our ability to service our debt; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended April 2, 2022 and July 2, 2022, and other filings we make with the SEC.
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

Company Overview
Our Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands”, together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a holding company incorporated in Delaware. The Company is the largest exterior building products manufacturer, by sales, in North America. The Company serves residential and commercial customers across new construction and the repair and remodel (“R&R”) end markets. Our mission is to be relentlessly committed to our customers and to create great exterior building solutions that enable communities to grow and thrive.

The Company is organized in three reportable segments, which we have renamed as follows: Aperture Solutions (formerly “Windows”), Surface Solutions (formerly “Siding”), and Shelter Solutions (formerly “Commercial”). There was no change in the composition of our reportable segments:
•Through our Aperture Solutions segment, we offer a broad line of windows and doors at multiple price-points for residential new construction, as well as the R&R end markets in the U.S. and Canada. Our principal products include vinyl, aluminum, wood and aluminum clad-wood windows and patio doors, as well as steel, wood, and fiberglass entry doors.
•Our Surface Solutions segment offers a broad suite of exterior cladding, fencing, stone products, and other accessories at multiple price-points for the residential new construction and R&R end markets, in addition to stone installation provided directly to builders and general contractors. Our main products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, aluminum gutter coil, fabricated aluminum gutter protection, polyvinyl chloride trim and moldings, window and door trim, injection molded designer accents such as shakes, shingles, shutters and vents, vinyl fencing and railing, and stone veneer.
•In our Shelter Solutions segment, we design, engineer, manufacture and distribute extensive lines of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. We define low-rise commercial construction as building applications of up to five stories.
Costs related to other business activities, primarily our corporate headquarters functions, are disclosed separately from the three reportable segments as “Corporate and Other.” See Note 13 — Segment and Geographical Information, in our Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for additional information.
Merger Transaction
On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”), and Camelot Return Merger Sub, Inc. (“Merger Sub”), investments funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving the merger as a subsidiary of Camelot Parent (the “Surviving Corporation”). At the effective time of the merger (the “Effective Time”), we became a privately held company and our common shares are no longer traded on the New York Stock Exchange.
At the Effective Time, in accordance with the terms and conditions set forth in the Merger Agreement, each share of Company common stock outstanding immediately prior to the Effective Time of the merger (other than (i) shares of Company common stock that were cancelled or converted into shares of common stock of the Surviving Corporation in accordance with the Merger Agreement and (ii) shares of Company common stock held by stockholders of the Company (other than CD&R, certain investment funds managed by CD&R and other affiliates of CD&R that held shares of Company common stock) who did not vote in favor of the Merger Agreement or the merger and who have perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware), was converted into the right to receive cash in an amount equal to $24.65 in cash per share, without interest and subject to any required withholding taxes.
As discussed in Note 6 — Long-Term Debt in the Notes to Consolidated Financial Statements included in the Quarterly Report herein, on July 25, 2022, in connection with the merger, the Company (i) amended the ABL Credit Agreement to, among other things, upsize the facility to $850.0 million and add the ABL FILO Facility of $95.0 million, (ii) entered into the Side Car Term Loan Facility in an aggregate principal amount of $300.0 million, and (iii) and issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028. Proceeds from the Side Car Term Loan Facility and the Senior Secured Notes, together with other sources, were used to fund the consummation of the merger.

Non-GAAP Financial Measures
We use several measures derived from consolidated financial information, but not presented in our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). These measures are considered non-GAAP financial measures. Specifically, in this report, we refer to adjusted EBITDA and adjusted EBITDA as a percentage of net sales which are non-GAAP financial measures (collectively, our “non-GAAP financial measures”). Our non-GAAP financial measures are not intended to replace the presentation of the comparable measures under U.S. GAAP. However, we believe the presentation of the non-GAAP financial measures, when considered together with the comparable U.S. GAAP financial measure, along with a reconciliation to its respective U.S. GAAP financial measure, enables investors to better understand the factors and trends affecting our underlying business that could not be obtained absent these disclosures. Additionally, we believe that the presentation of our non-GAAP financial measures enables investors to evaluate trends in the business excluding certain items which are not entirely a result of our core operations.
Furthermore, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our business and facilitates the comparison of past and present operations. The non-GAAP financial measures we use may differ from non-GAAP financial measures used by other companies, and other companies may not define non-GAAP financial measures we use in the same way.
Predecessor and Successor Periods
Our MD&A provides an overview of our financial condition as of October 1, 2022 and December 31, 2021 and the results of operations for the period July 25, 2022 through October 1, 2022 (“Successor”) and for periods prior to July 25, 2022 (“Predecessor”). Our statements of income as reported in our Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report on our results for the period from July 25, 2022 through October 1, 2022 separately from the periods from July 3, 2022 through July 24, 2022 and January 1, 2022 through July 24, 2022, separately, management views the Company’s operating results for the three and nine months ended October 1, 2022 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
To enhance the analysis of our operating results for the periods presented, we have included a discussion of selected financial and operating data of the Predecessor and Successor on a combined basis. The presentation consists of the mathematical addition of selected financial and operating data of the Predecessor for the period from July 25, 2022 through October 1, 2022 with the comparable financial and operating data of the Successor for the periods from July 3, 2022 through July 24, 2022 and January 1, 2022 through July 24, 2022. There are no other adjustments made in the combined presentation. The mathematical combination of selected financial and operating data is included below under the heading “Combined” and this data is a non-GAAP presentation. Management believes that this selected financial and operating data provides investors with useful information upon which to assess our operating performance.

Reconciliation of Net Income from Continuing Operations to Adjusted EBITDA and Adjusted EBITDA as a Percentage of Net Sales
The following table sets for the reconciliation of net income (loss) to Adjusted EBITDA and computes Adjusted EBITDA as a percentage of Net Sales:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Net income (loss)	$(4,445)	$1,444	$(3,001)	$620,535	$(4,445)	$483,786	$479,341	$627,807
Depreciation and amortization	56,260	18,289	74,549	71,055	56,260	166,177	222,437	216,956
Interest expense	65,813	11,401	77,214	43,731	65,813	101,078	166,891	147,688
Income taxes	(1,672)	(1,049)	(2,721)	245,598	(1,672)	165,814	164,142	245,326
Earnings before interest, income taxes, depreciation and amortization	115,956	30,085	146,041	980,919	115,956	916,855	1,032,811	1,237,777
Restructuring and impairment charges, net	2,399	975	3,374	971	2,399	92	2,491	7,461
Strategic development and acquisition related costs	2,735	28,895	31,630	22,250	2,735	49,560	52,295	25,502
Acquired inventory step-up amortization	30,317	—	30,317	—	30,317	—	30,317	—
Loss (gain) on divestitures	1,762	—	1,762	(831,252)	1,762	(401,413)	(399,651)	(831,252)
Gain on legal settlements	—	—	—	—	—	(76,575)	(76,575)	—
Share-based compensation	8,837	937	9,774	8,353	8,837	17,099	25,936	16,946
Foreign exchange loss (gain)	(12,489)	454	(12,035)	1,270	(12,489)	(686)	(13,175)	1,067
Loss (gain) on extinguishment of debt	—	(24,801)	(24,801)	—	—	(28,354)	(28,354)	42,234
Other income, net	(172)	(114)	(286)	(408)	(172)	(101)	(273)	(1,378)
Other	105	151	256	1,194	105	1,820	1,925	13,391
Adjusted EBITDA	$149,450	$36,582	$186,032	$183,297	$149,450	$478,297	$627,747	$511,748
Adjusted EBITDA as a percentage of net sales	11.7%	10.0%	11.3%	12.7%	11.7%	12.8%	12.5%	12.4%
* Refer to Non-GAAP Financial Measures for further discussion.
Seasonality
Our net sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of material costs relative to other building materials, the level of residential and nonresidential construction activity, repair and remodel demand and the availability and cost of financing for construction projects. Our net sales normally are lower in the first and fourth fiscal quarters of each year compared to the second and third fiscal quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. In our Shelter Solutions reportable segment, low-rise building application construction typically lags housing cycles by 18 to 24 months.
Factors Affecting Operating Costs
Our cost of sales includes raw materials, labor, and manufacturing overhead and freight. We are heavily dependent on: (i) the price and supply of raw materials including steel, polyvinyl chloride resin, aluminum and glass, (ii) our ability to employ, train and retain qualified personnel with the ability to design, utilize, and enhance our products and services, and (iii) the use of energy in the manufacturing and transportation of our products.
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

A significant increase in the wages paid by competing employers could result in a reduction of our direct and indirect labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.
We use considerable amount of electricity and natural gas in the manufacturing and transportation of our products and, consequently, our operating costs typically increase if energy costs rise.

We have historically been able to substantially recover significant cost increases through price increases to our customers. There is no guarantee that we would be able to do so in the future. Further, if the available supply of any critical raw materials or labor declines, we could experience a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers.
Impact of Acquisitions and Divestitures
In our MD&A, the impact of acquisitions and divestitures, when presented, is quantified as the portion of the preceding twelve months post- or pre-transaction where no comparable period is available.
•In our Aperture Solutions reportable segment, we acquired Prime Windows LLC in April 2021 and Cascade Windows, Inc. in August 2021. The businesses serve the residential new construction and R&R markets with energy efficient vinyl window and door products and expands our presence in those markets in the Western U.S.
•In our Shelter Solutions reportable segment, we (i) acquired Union Corrugating Company Holdings, Inc. a leading provider of residential metal roofing, metal buildings, and roofing components in December 2021, and (ii) completed the sale of our insulated metal panels business in August 2021 and our coil coatings business in June 2022.

RESULTS OF OPERATIONS
The following table represents key results of operations on a consolidated basis for the periods indicated:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Net sales	$1,274,883	$365,445	$1,640,328	$1,444,405	$1,274,883	$3,736,084	$5,010,967	$4,111,558
Gross profit	233,623	73,398	$307,021	309,496	233,623	806,385	1,040,008	880,953
% of net sales	18.3%	20.1%	18.7%	21.4%	18.3%	21.6%	20.8%	21.4%
Selling, general and administrative expenses	179,692	56,193	235,885	206,801	179,692	513,184	692,876	616,498
% of net sales	14.1%	15.4%	14.4%	14.3%	14.1%	13.7%	13.8%	15.0%
Restructuring and impairment charges, net	2,399	975	3,374	971	2,399	92	2,491	7,461
Strategic development and acquisition related costs	2,735	28,895	31,630	22,250	2,735	49,560	52,295	25,502
Loss (gain) on divestitures	1,762	—	1,762	(831,252)	1,762	(401,413)	(399,651)	(831,252)
Gain on legal settlements	—	—	—	—	—	(76,575)	(76,575)	—
Income (loss) from operations	47,035	(12,665)	34,370	910,726	47,035	721,537	768,572	1,062,744
Interest expense	(65,813)	(11,401)	(77,214)	(43,731)	(65,813)	(101,078)	(166,891)	(147,688)
Gain (loss) on extinguishment of debt	—	24,801	24,801	—	—	28,354	28,354	(42,234)
Foreign exchange gain (loss)	12,489	(454)	12,035	(1,270)	12,489	686	13,175	(1,067)
Other income, net	172	114	286	408	172	101	273	1,378
Income (loss) before income taxes	(6,117)	395	(5,722)	866,133	(6,117)	649,600	643,483	873,133
Income taxes	(1,672)	(1,049)	(2,721)	245,598	(1,672)	165,814	164,142	245,326
Net income (loss)	$(4,445)	$1,444	$(3,001)	$620,535	$(4,445)	$483,786	$479,341	$627,807
Non-GAAP financial measures*:
Adjusted EBITDA	$149,450	$36,582	$186,032	$183,297	$149,450	$478,297	$627,747	$511,748
Adjusted EBITDA as a percentage of net sales	11.7%	10.0%	11.3%	12.7%	11.7%	12.8%	12.5%	12.4%
* Refer to Non-GAAP Financial Measures for further discussion.
Consolidated net sales for the three-month period increased $196 million, or 13.6%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation across all reportable segments of $259 million, partially offset by lower volumes.
Consolidated net sales for the nine-month period increased $899 million, or 21.9%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation across all reportable segments coupled with the impact from strategic acquisitions, net of divestitures, from portfolio optimization actions totaling $1.1 billion, partially offset by lower volumes.
Gross profit as a percentage of net sales was 18.7% for the three-month period ended October 1, 2022 compared to 21.4% for the comparable prior year period. The lower gross profit as a percentage of net sales was driven by the amortization of the acquired inventory fair value step-up, manufacturing net inefficiencies and lower volume, partially offset by strong price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation.
Gross profit as a percentage of net sales was 20.8% for the nine-month period ended October 1, 2022, which was lower as compared to the nine-month period ended October 2, 2021, primarily due to the amortization of the acquired inventory fair value step-up.

Selling, general and administrative expenses increased $29 million, or 14.1%, for the three-month period and $76 million, or 12.4%, for the nine-month period, on higher sales commissions and other variable compensation programs related to financial growth measures, merit increases and additional personnel.
Restructuring and impairment charges, net increased $2 million for the three-month period on higher shutdown and severance costs, and decreased $5 million for the nine-month period as the prior year period included charges to shutdown several facilities and the impairment of software projects.
Strategic development and acquisition related costs includes $29 million of transaction costs associated with the merger recognized in July 2022. The remainder of the costs relate to acquisition and integration costs for recent transactions.
Loss (gain) on divestitures include a write-off of $2 million for certain divested assets in September 2022; a gain of $394 million related to the divestiture of our coil coatings business in June 2022; and a gain of $831 million related to the divestitures of certain Shelter Solutions businesses in August 2021.
Gain on legal settlements primarily includes a gain recognized in March 2022 of $77 million related to shareholder litigation.
Interest expense increased by $33 million, or 76.6%, for the three-month period and $19 million, or 13.0%, for the nine-month period as a result of the additional financing obtained to consummate the merger (issuance of the $710 million 8.75% Senior Secured Notes coupled with the $300 million Side Car Term Loan Facility). The following table sets forth the components of interest expense:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Interest on outstanding borrowings	$49,285	$8,876	$58,161	$32,352	$49,285	$76,451	$125,736	$114,081
Amounts reclassified into interest expense from the impact of interest rate swaps	1,221	1,929	3,150	9,828	1,221	20,586	21,807	27,379
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment	15,204	391	15,595	1,646	15,204	3,696	18,900	5,898
Other	103	205	308	(95)	103	345	448	330
Total interest expense	$65,813	$11,401	$77,214	$43,731	$65,813	$101,078	$166,891	$147,688
* Refer to Non-GAAP Financial Measures for further discussion.
Gain (loss) on extinguishment of debt includes a gain totaling $28 million related to the repurchase of $100 million aggregate principal of its 6.125% senior notes recognized in June and July 2022, and a loss of $42 million related to the redemption of $645 million aggregate principal of its 8.00% senior notes in April 2021.
Foreign exchange gain (loss) for the three-month period ended October 1, 2022 related to the remeasurement of foreign denominated intercompany loans at current exchange rates that was previously deferred in accumulated other comprehensive income (loss).
Income taxes for the Predecessor periods are impacted by differences in income taxes relates to state income taxes, tax benefits on share-based compensation, U.S. taxes on foreign earnings, foreign tax rate differentials and changes in the valuation allowance in each period. For the Successor period, the Company’s income taxes is based on the estimated annual effective tax rate applied to applicable pre-tax income for the period.

Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Net sales
Aperture Solutions	$569,994	$164,039	$734,033	$596,486	$569,994	$1,643,619	$2,213,613	$1,703,493
Surface Solutions	288,080	85,034	373,114	357,870	288,080	839,130	1,127,210	1,036,448
Shelter Solutions	416,809	116,372	533,181	490,049	416,809	1,253,335	1,670,144	1,371,617
Total net sales	$1,274,883	$365,445	$1,640,328	$1,444,405	$1,274,883	$3,736,084	$5,010,967	$4,111,558

Adjusted segment EBITDA
Aperture Solutions	$74,235	$15,045	$89,280	$51,759	$74,235	$202,682	$276,917	$185,071
Surface Solutions	32,978	8,576	41,554	75,230	32,978	143,880	176,858	211,789
Shelter Solutions	70,736	21,219	91,955	89,550	70,736	209,156	279,892	210,474
Corporate and Other	(74,654)	(39,216)	(113,870)	765,242	(74,654)	331,996	257,342	672,366
Depreciation and amortization	(56,260)	(18,289)	(74,549)	(71,055)	(56,260)	(166,177)	(222,437)	(216,956)
Income (loss) from operations	$47,035	$(12,665)	$34,370	$910,726	$47,035	$721,537	$768,572	$1,062,744
* Refer to Non-GAAP Financial Measures for further discussion.
Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Net sales	$569,994	$164,039	$734,033	$596,486	$569,994	$1,643,619	$2,213,613	$1,703,493
Adjusted segment EBITDA	$74,235	$15,045	$89,280	$51,759	$74,235	$202,682	$276,917	$185,071
% of net sales	13.0%	9.2%	12.2%	8.7%	13.0%	12.3%	12.5%	10.9%
Depreciation and amortization	$27,943	$8,305	$36,248	$34,876	$27,943	$79,816	$107,759	$97,848
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the three-month period increased $138 million, or 23.1%, and for the nine-month period increased $510 million, or 29.9%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation coupled with the impact from acquisitions, partially offset by lower volumes.
Adjusted segment EBITDA for the three-month period increased $38 million and for the nine-month period increased $92 million due to positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation. The favorable price mix was partially offset by manufacturing net inefficiencies, an increase in selling general and administrative expenses and the margin impact from lower volume.

Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Net sales	$288,080	$85,034	$373,114	$357,870	$288,080	$839,130	$1,127,210	$1,036,448
Adjusted segment EBITDA	$32,978	$8,576	$41,554	$75,230	$32,978	$143,880	$176,858	$211,789
% of net sales	11.4%	10.1%	11.1%	21.0%	11.4%	17.1%	15.7%	20.4%
Depreciation and amortization	$22,679	$8,041	$30,720	$29,084	$22,679	$65,225	$87,904	$87,441
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the three-month period increased $15 million, or 4.3%, and for the nine-month period increased $91 million, or 8.8%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation, partially offset by lower volumes.
Adjusted segment EBITDA for the three-month period decreased $34 million and for the nine-month period decreased $35 million, due to margin impact from lower volume, manufacturing net inefficiencies from increased costs to serve customers, and increased selling, general and administrative costs, partially offset by positive price mix net of inflation from pricing actions to address inflationary impacts and support value differentiation.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Net sales	$416,809	$116,372	$533,181	$490,049	$416,809	$1,253,335	$1,670,144	$1,371,617
Adjusted segment EBITDA	$70,736	$21,219	$91,955	$89,550	$70,736	$209,156	$279,892	$210,474
% of net sales	17.0%	18.2%	17.2%	18.3%	17.0%	16.7%	16.8%	15.3%
Depreciation and amortization	$4,391	$1,552	$5,943	$7,012	$4,391	$18,016	$22,407	$29,015
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the three-month period increased $43 million, or 8.8%, and for the nine-month period increased $299 million, or 21.8%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation, partially offset by the impact of divestitures and lower volumes.
Adjusted segment EBITDA for the three-month period increased $2 million and for the nine-month period increased $69 million primarily due to positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation. The favorable price mix was partially offset by the impact of divestitures, higher selling, general and administrative expenses and the margin impact from lower volume.

Corporate and Other
The following table sets forth Corporate and Other:

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Corporate costs	$28,499	$8,258	$36,757	$33,242	$28,499	$77,421	$105,920	$95,586
Restructuring and impairment charges, net	2,399	975	3,374	971	2,399	92	2,491	7,461
Acquired inventory step-up amortization	30,317	—	30,317	—	30,317	—	30,317	—
Strategic development and acquisition related costs	2,735	28,895	31,630	22,250	2,735	49,560	52,295	25,502
Loss (gain) on divestitures	1,762	—	1,762	(831,252)	1,762	(401,413)	(399,651)	(831,252)
Gain on legal settlements	—	—	—	—	—	(76,575)	(76,575)	—
Share-based compensation	8,837	937	9,774	8,353	8,837	17,099	25,936	16,946
Other	105	151	256	1,194	105	1,820	1,925	13,391
Total Corporate and Other	$74,654	$39,216	$113,870	$(765,242)	$74,654	$(331,996)	$(257,342)	$(672,366)
* Refer to Non-GAAP Financial Measures for further discussion.
Corporate costs for the three-month period increased $4 million and for the nine-month period increased $10 million on higher variable compensation and personnel costs.
Depreciation and Amortization

		Three Months Ended				Nine Months Ended
	Successor	Predecessor	Combined*	Predecessor	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from July 4, 2021 through October 2, 2021	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Total depreciation and amortization	$56,260	$18,289	$74,549	$71,055	$56,260	$166,177	$222,437	$216,956
* Refer to Non-GAAP Financial Measures for further discussion.
Depreciation and amortization increased by $4 million for three months ended October 1, 2022 and $5 million for the nine months ended October 1, 2022, primarily due to the increase in intangibles from acquisitions and new assets placed into service.
Liquidity and Capital
Our main liquidity and capital resource needs are payments to service our debt, ongoing operations and working capital requirements, capital expenditures and the cost of acquisitions. Our primary source of liquidity is cash generated from our continuing operations, as well as borrowings under our credit facilities. We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
We may from time to time take steps to reduce our debt. These actions may include repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

The following table sets forth our total net liquidity position as of October 1, 2022:

(Amounts in thousands)	Amount
Cash and cash equivalents	$454,748
Revolving credit facilities:
Asset-based lending facility	850,000
Cash flow revolving facility	115,000
First-in-last-out tranche asset-based lending facility	95,000
Total revolving credit facilities	1,060,000
Less:
Debt issued under the facilities	—
Letters of credit outstanding and priority payables	48,000
Net credit facility	1,012,000
Net liquidity	$1,466,748
Cash and cash equivalents excludes amounts held as restricted cash as of October 1, 2022 totaling $0.5 million.
Cash Flows

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022	Period from January 1, 2021 through October 2, 2021
Net cash flows from operating activities	$(31,791)	$350,665	$318,874	$(183,640)
Net cash flows from investing activities	(24,402)	456,357	431,955	785,729
Net cash flows from financing activities	(598,426)	(94,087)	(692,513)	(602,385)
* Refer to Non-GAAP Financial Measures for further discussion.
Net Cash from Operating Activities
Net cash provided by operating activities consists mainly of: (i) cash collections on credit sales to our customers, (ii) purchases of commodity based raw materials, (iii) labor and other employee-related expenditures, (iv) other non-labor costs, such as, among other items, supplies, insurance, advertising and marketing costs, (v) interest paid on our long-term debt, and (vi) payments for income taxes.
During the nine months ended October 1, 2022, the Company generated strong cash flow from operations of $319 million, an increase from the $184 million used in the prior year. The improvement was driven by legal settlement proceeds of $77 million, higher earnings generation, and effective working capital management.
Net Cash from Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash provided by investing activities was $432 million during the nine months ended October 1, 2022 compared to $786 million provided by investing activities during the nine months ended October 2, 2021. During the nine months ended October 1, 2022, we received proceeds of $500 million from the divestiture of the coil coatings business, received $7 million as a settlement of working capital related to the sale of the insulated metal panels business, received $4 million in working capital settlements from prior acquisitions, and used $65 million for capital expenditures. During the nine months ended October 2, 2021, we paid $331 million toward acquisitions, received proceeds of $1,187 million from the divestitures of our insulated metal panels and roll-up sheet doors businesses, and used $75 million for capital expenditures.

Net Cash from Financing Activities
Our main uses of cash for financing activities include activity to consummate the merger, repurchases and payments on long-term debt, distributions to owners, and payments for financing fees. Our main sources of cash from financing activities include the proceeds from issuances of debt and contributions from owners.
Net cash used in financing activities was $693 million during the nine months ended October 1, 2022 compared to $602 million used in financing activities during the nine months ended October 2, 2021. During the nine months ended October 1, 2022, significant activity associated with the merger included the purchase of publically held shares totaling $1.6 billion, the issuance of $710 million in aggregate principal amount of 8.75% Senior Secured Notes, a $300 million Side Car Term Loan Facility, the payment of $85 million of financing costs, and the receipt of $95 million in net contributions. Additionally, we paid $71 million for the repurchase of an aggregate principal amount of $100 million of our 6.125% Senior Notes under a 10b5-1 plan and paid quarterly installments of $20 million on the Company’s $2.6 billion Tranche B Term Loan Facility outstanding under the Cash Flow Credit Agreement (the “Current Term Loan Facility”).
During the nine months ended October 2, 2021, we increased our Current Term Loan Facility by $108 million, borrowed and then repaid $190 million on our Current ABL Facility, paid $671 million to redeem the 8.00% Senior Notes and paid quarterly installments of $19.4 million on the Current Term Loan Facility.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates from the information provided in the Company’s Annual Report for the year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Quarterly Report herein for information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures by a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of October 1, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting
We are currently in the process of assessing the internal controls of Union Corrugating Company Holdings, Inc. as part of the post-close acquisition integration process. UCC has been excluded from our assessment of internal control over financial reporting as of October 1, 2022. The total assets excluded from management’s assessment represent 4.0% of the Consolidated Financial Statements as of October 1, 2022. The total net sales excluded from management’s assessment represent 4.6% of the Consolidated Financial Statements for the period July 25, 2022 through October 1, 2022 and 4.8%, of the Consolidated Financial Statements for the period January 1, 2022 through July 24, 2022.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 14 — Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly periods ended April 2, 2022 and July 2, 2022. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarterly periods ended April 2, 2022 and July 2, 2022, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information, we believe there have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than as set forth in our Quarterly Report on Form 10-Q for the quarterly periods ended April 2, 2022 and July 2, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the Predecessor period of July 3, 2022 to July 24, 2022, the Company did not have any unregistered sales of equity securities or stock repurchase activity. As of July 25, 2022, the Company’s common stock is no longer publicly traded either on a stock exchange or in the over-the-counter market.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: November 10, 2022	By:	/s/ Rose Lee
Rose Lee
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer