Form 10-K
period 2022-12-31
Cornerstone Building Brands, Inc.
filed 2023-02-24
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 1, 2022 was $1,367,674,416, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.
There are no longer publicly traded shares of common stock of Cornerstone Building Brands, Inc.
__________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

i

FORWARD LOOKING STATEMENTS
This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
•seasonality of the business and adverse weather conditions;
•challenging macroeconomic conditions affecting the residential, commercial and repair and remodeling construction industry and markets, including increasing interest rates, and demand in new construction and repair and remodeling;
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
•our ability to successfully implement operational efficiency initiatives, including to increase automation and mitigate increases in our manufacturing costs ;
•our ability to successfully achieve price increases to offset cost increases;
•ability to compete effectively against competitors;
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
•the severity, duration and spread of the COVID-19 pandemic and its variants (collectively, the “COVID-19 pandemic”), as well as actions that may be taken by the Company or governmental authorities due to any resurgence of the COVID-19 pandemic or to treat its impact and the resulting impact on supply chain and labor pressures;
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
•global climate change, and compliance with new or changed laws or regulations relating to environmental, social and governance (“ESG”);
•breaches of our information system security measures;
•damage to our computer infrastructure and software systems;
•necessary maintenance or replacements to our enterprise resource planning technologies;

•potential personal injury, property damage or product liability claims or other types of litigation, including stockholder litigation related to the Merger (as defined herein);
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
•our controlling stockholder’s interests differing from the interests of holders of our indebtedness;
•our substantial indebtedness and our ability to incur substantially more indebtedness;
•limitations that our debt agreements place on our ability to engage in certain business and financial transactions;
•our ability to obtain financing on acceptable terms;
•exchange rate fluctuations;
•downgrades of our credit ratings;
•the effect of increased interest rates on our ability to service our debt;
•uncertainty as to the acceptance of SOFR (as defined herein) and phasing out of LIBOR (as defined herein) interest rates; and
•other risks detailed under the caption “Risk Factors” in Part I, Item 1A of this report.
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

PART I

Item 1. Business.
Our Company
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands”, together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a holding company incorporated in Delaware. We are the largest manufacturer of exterior building products in North America by sales and serve residential and commercial customers across both the new construction and repair and remodel markets.
Our operations are organized as three reportable segments: Aperture Solutions (formerly “Windows”), Surface Solutions (formerly “Siding”) and Shelter Solutions (formerly “Commercial”). We have:
•One of the broadest product offerings and the most well-regarded brand portfolio in our industry. Our total addressable market is diverse and expands across multiple geographies, end markets, channels, customers and products providing us with significant benefits.
•A leading market position in various North American markets we serve, including, among others, vinyl windows, vinyl siding, stone veneer installations, metal accessories, metal roofing and wall systems and engineered metal building systems.
•An extensive coast-to-coast network of manufacturing, distribution and branch office facilities throughout North America.
•A vertically integrated manufacturing process that enables us to deliver better service and positions us to be a cost-advantaged manufacturer.
We are mindful of the harmful effects of global climate change and the contributions to climate change from manufacturing operations and the end-use of building construction products. We have made and continue to make progress on our work related to ESG matters.
Merger Transaction
On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”), and Camelot Return Merger Sub, Inc. (“Merger Sub”), investment funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Camelot Parent (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), we became a privately held company and our common shares are no longer traded on the New York Stock Exchange.
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
Our Strategy
We have developed and continue to implement a well-defined business strategy focused on four key elements.
Profitable Growth. The Company intends to expand into new and existing markets by leveraging our customer relationships and full portfolio of leading products. We believe that our customers look to us for quality products, dependable service and the national footprint required for large homebuilders and retail customers. We participate in the large exterior building products industry and have established leading market positions in many of our core product categories. Given our broad market participation, our growth strategy is differentiated by being focused and targeted on market segments exhibiting favorable characteristics, industry positioning and growth outlook.

We believe we have a meaningful opportunity for organic growth through product line extension, improvement of service quality, technology enhancement and new product development with innovation being a key pillar of our organic growth strategy. We also believe we have an opportunity to drive cross-selling of our products to deepen penetration, drive growth and maximize profitability across customer channels.
Using a highly collaborative selling approach, we intend to grow in attractive, highly fragmented market sectors that demand superior service and value the reliability and energy efficiency offered by our products.
Operational Excellence. Our teams operate with a relentless drive for exceptional results and a passion for superior execution. The Cornerstone Production System (“CPS”) drives how we improve execution to deliver margin expansion across our business. We embrace a continuous improvement culture that is charged with increasing productivity; optimizing costs; and eliminating waste while encouraging organizational agility to fuel growth and establish Cornerstone Building Brands as a “supplier of choice” for our customers. This requires an ongoing commitment to attract, retain and develop the best talent; a paramount focus on the safety of our employees; and a commitment to diversity, equity, inclusion and the environment. This is particularly evident during periods of high risk, such as the COVID-19 pandemic. We continue to make investments in automation while maximizing quality within our manufacturing facilities, transforming the way work gets done and deploying capital in ways we believe will drive the greatest returns over the long-term.
The relentless focus on superior execution and our culture of continuous improvement create and protect our position as a cost-advantaged manufacturer with a highly variable and flexible cost structure and continue to favorably impact our financial results.
Disciplined Capital Allocation. We are intently focused on adhering to a disciplined capital allocation framework, which includes: (i) investing in our core business through capital expenditures and other organic growth initiatives and (ii) pursuing strategic acquisitions to broaden our portfolio and capabilities across the residential and commercial markets, with a focus on adjacent exterior building products and related services. As part of this framework, we may also restructure, reposition or divest non-core product lines or assets.
We focus our core business investments on high-return initiatives in large markets to build scale and drive efficiency and investments in growing markets that leverage operational and distribution channel capabilities.
Acquisitions and Divestitures. We regularly evaluate growth opportunities both through acquisitions and divestitures.
We have a history of making strategic acquisitions that meet strict criteria. We frequently engage in negotiations with potential sellers regarding the possible purchase of businesses or assets that are strategic and complementary to our existing operations. Such negotiations may include participation in public auctions involving a number of potential buyers or situations where we are the only party or one of a very limited number of potential buyers.
We also evaluate possible dispositions of assets or businesses when such investments are no longer core to our operations and do not fit into our long-term strategy.
Reportable Segments
We have three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions. Our reportable segments compete based on innovation, aesthetics, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user customer preference. Our markets are very competitive. For the year ended December 31, 2022, our top 10 customers accounted for 36% of net sales, with one customer accounting for 12% of our net sales. See Note 16 — Reportable Segment and Geographical Information in the Notes to the Consolidated Financial Statements for information on our reportable segments.

Aperture Solutions
Our Aperture Solutions reportable segment offers a broad line of windows and doors at multiple price tiers for the residential new construction and repair and remodel end-markets in the U.S. and Canada. Our products mainly include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood and fiberglass entry doors. Our product categories and collection of key brands in the Aperture Solutions reportable segment includes the following:

Product Categories	Brands
Windows	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line®, Cascade® Windows, Prime Windows, Great Lakes Windows® and North Star®
Doors	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line® and North Star®
We sell our windows and doors through multiple distribution channels. Our residential new construction product lines are sold across a diversified customer base, which includes independent building products dealers; regional and national lumberyards; and homebuilders. Our residential repair and remodel window products are primarily sold through one-step distributors; retail home centers; and independent home improvement dealers. Dealers typically market directly to homeowners or contractors in connection with remodeling requirements, while distributors focus primarily on selling to local independent retailers. We are a key supplier to the nation’s largest homebuilders, which we have served through our distribution channels and through direct relationships for over 10 years.
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
The North American window and patio door market remains highly fragmented. The Aperture Solutions reportable segment’s main competitors include national brands such as Jeld-Wen, Pella, MI and Andersen, and regional brands such as Weather Shield. Competitors in Canada include Jeld-Wen, All Weather Windows, Durabuilt and numerous regional brands. We generally compete on service, product performance and breadth of product offerings. We believe all of our products are competitively priced and that we are one of the few manufacturers to serve all end markets and price points on a national basis.
Surface Solutions
Our Surface Solutions reportable segment offers a broad suite of surface solution products and accessories at multiple price tiers for the residential new construction and repair and remodel end markets as well as stone installation services. Our product categories and collection of key brands in the Surface Solution reportable segment includes the following:

Product Categories	Brands
Siding and accessories	Ply Gem®, Mastic®, Mitten®, Variform®
Cellular PVC trim	Ply Gem®
Vinyl fencing and railing	Ply Gem®
Stone veneer	Ply Gem®, Environmental Stoneworks®, ClipStone®, Canyon Stone®
Gutter protection	Leaf Relief®, Leaf Relief Snap Tight, Leaf Smart®, Leaf Logic®
We sell our Surface Solutions products mainly through wholesale and specialty distributors; retail home centers; manufactured housing producers; homebuilders; and contractors. We have an extensive network of independent dealers and distributors serving contractors and homebuilders nationwide. We believe we are well-positioned in the specialty distributor channel with many of the largest and most successful distributors in the industry. In Canada, our products are distributed nationwide, mainly through our distribution centers and to retail home centers, lumberyards and contractors.
Our main vinyl siding competitors include CertainTeed, Alside, Westlake Royal Building Products and smaller regional competitors. Our aluminum accessories competitors include Rollex, Euramax, Gentek and other smaller regional competitors. Our vinyl fencing and railing competitors mainly include Barrette, U.S. Fence, Homeland Vinyl Products, Westech, Bufftech, and Azek. Our cellular PVC trim and moulding competitors mainly include Azek, Inteplast, KOMA, Versatex, Kleer, CertainTeed and Westlake Royal Building Products. Our stone veneer competitors mainly include Cultured Stone and Eldorado Stone, Coronado Stone Products and smaller regional competitors.

Shelter Solutions
Our Shelter Solutions reportable segment designs, engineers, manufactures and distributes an extensive line of building products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers.
We believe we maintain leading positions across all of our key product categories in this reportable segment and we believe that our brands, many of which have been in use for several decades, are well-recognized by our customers and industry associations. Our principal products in this reportable segment include:
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
Our metal building systems are sold predominately under the Metallic Building Company®, Ceco Building Systems, Star Building Systems®, Heritage Building Systems®, and Robertson Building Systems® brands.
Metal Roofing and Wall Systems – These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural, rural and residential uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems.
Our metal roofing and wall systems are sold predominantly under key brands including the Union Corrugating Company®, Reed’s Metals® and Metal Depots® brands. Our metal components are sold predominately under key brands including MBCI® and ABC American Building Components® brands .
Our products offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs. We sell our products for both new construction and repair and remodel applications across a broad range of markets and customer solutions, including distribution and warehouse facilities; manufacturing and industrial facilities; as well as automotive, aviation, agricultural, healthcare, educational and retail facilities, among others.
We compete with a number of other manufacturers of metal components and engineered building systems for the building industry, which mainly include Nucor, BlueScope, McElroy, Metal Sales and Central States. Many of these competitors operate on a regional basis. We have two primary nationwide competitors in the engineered building systems market and three primary nationwide competitors in the metal components market. The metal components market is more fragmented than the engineered building systems market.
Other Information
Manufacturing and Distribution

We employ a multichannel distribution strategy with 165 manufacturing and warehouse facilities across North America. Our broad distribution network enables us to serve customers across all 50 U.S. states, all 10 Canadian provinces and other select international jurisdictions. Our integrated footprint enhances our ability to serve and develop deeper customer relationships across both our residential and commercial end markets. The breadth of diversification across our business, from what we sell, to where we sell and to whom we sell, enables significant resiliency in our business model by insulating us from any negative trends or fluctuations in any single market segment, distribution channel, customer segment or product category.
Seasonality
Our sales volume is generally higher during our second and third quarters, which is historically the peak season for construction and remodeling in North America. Seasonal variations in our operational results may be negatively impacted by inclement weather and other conditions. Working capital requirements have generally been greatest during the first half of our fiscal year due to the timing of the buildup of inventory to support the heavier construction season. In our Shelter Solutions reportable segment, low-rise building application construction typically lags housing cycles by 12 to 24 months.

Raw Materials
We mainly use PVC resin, aluminum and glass in our residential products and steel in our commercial products. The availability, quality and costs of many of these commodities have fluctuated, and will continue to fluctuate over time. Raw materials are mainly sourced from North America, generally available from numerous sources and the number of suppliers is adequate to support production. We have typically been able to pass commodity price increases to our customers.
Intellectual Property
Product innovation and branding are important to the success of our business. In addition to the brand protection offered by our trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. We hold U.S. and foreign patents covering various features used in products sold within all of our reportable segments. Although each of our reportable segments relies on a number of trademarks, patents and patent groups that, in the aggregate, provide important protections to the Company, no single trademark, patent or patent group is material to any of the Company’s reportable segments. We vigorously protect our intellectual property rights.

Human Capital Resources
At December 31, 2022, we employed more than 19,500 full-time and part-time employees (excluding contract workers). Approximately 77% of our workforce is composed of hourly production and distribution employees. Approximately 2,300 of employees work under collective bargaining agreements. Our current agreements expire in fiscal years 2023, 2024 and 2025.
Corporate stewardship is a responsibility that is deeply embedded in our long brand history. We believe our employees drive our business and our ability to effectively serve our customers and sustain our competitive position. We endeavor to create an environment that keeps our employees safe, treats them with dignity and respect and fosters a culture of performance. We do this through the programs summarized below, the objective and related risk of each is overseen by our Board of Directors or its committees.
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
Our talent strategy is focused on having the right people in the right roles supporting a consistent and compelling employee experience. This ensures that we are able to exceed our customers’ expectations and allow our people to develop and increase their career opportunities. Our talent management process:
•Clearly defines roles and goals;
•Establishes clear-cut performance and behavior expectations;
•Focuses work in alignment with business strategy and company goals; and
•Creates consistent, structured processes to enable development and career growth, including extensive curriculum and training programs.
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

Competitive Pay and Benefits
To attract and retain the best employees, we focus on providing competitive pay and benefits. Our programs target the market for competitiveness. We provide benefit programs with the goal of improving physical, mental and financial wellness of our employees throughout their lifetime. Some examples include base and variable pay, medical, dental, vision, life and accidental death and dismemberment insurance, paid time off and retirement savings plans.
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
We also support diverse benefit programs that are aligned with our values and focused on supporting employees and their families based on their unique needs. For example, our Employee Assistance Foundation assists employees in need of emergency financial support and is offered to all employees. We also offer a broad range of benefits to support our employees wanting to expand their families through adoption benefits, infertility treatment benefits, and paid time off to bond with their new families.
Employee Safety and Wellness
Cornerstone Building Brands is committed to safety as our highest priority. Safety is one of the Company’s core values and nothing is more important to us than providing a safe work environment. We are committed to (i) providing training for our employees to perform their job tasks safely, (ii) developing and maintaining safety programs and initiatives with the purpose of eliminating all injuries, safety incidents and job-related illnesses and (iii) addressing all safety risks in a thorough and timely manner. We publicly disclose operational health and safety statistics on our rate of recordable injuries and our rate of lost workdays due to injury involving full-time and part-time employees, temporary employees and contractors.
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
Our Diversity, Equity & Inclusion Council (the “Council”) began with 12 key leaders who were selected based on capability, sphere of influence, interests and their passion for creating an inclusive culture. In 2021, we added the chairs of each Employee Resource Group to the Council, bringing our total Council to 20 members. The Council has a charter and an ongoing prioritized action plan to accelerate the adoption of DE&I in our processes to positively impact our culture. The Council’s responsibilities include defining metrics, setting targets, benchmarking, providing education and training, seeking employee feedback and building engagement as well as evaluating the Company’s current initiatives within the DE&I context.
The Employee Resource Groups include members and allies of Women!, Unity, Pride and Patriots. Each group has a core active group who meet monthly, while the entire Employee Resource Group meets together once per quarter to drive and support our purpose, mission and core values to have a workplace environment that is inclusive and equitable for all employees.

Environmental Matters
Sustainability
We are well positioned to make positive impacts on the communities we serve as we continue our journey to become North America’s premier manufacturer of exterior building solutions. To do so, we consider how we can increase manufacturing efficiencies, reduce environmental impacts, take care of our people, and uphold professional integrity and ethics in everything we do.
We recognize our responsibility as a provider of building solutions to communities across North America to incorporate sustainability into our products and business operations. Our business was formed by brands that have been making sustainability-focused decisions for several years, and now we are building on that foundation to challenge ourselves to do more. In 2022, we continued our sustainability journey by establishing baselines for key ESG metrics, implementing a SaaS application to operationalize our ESG data and engaging our supply chain with respect to ESG-specific initiatives. As we continue to develop an integrated strategy of financial growth and corporate responsibility for the future, we acknowledge that there is still much work to do as we take the next steps on our sustainability journey.
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
Environment, Health and Safety Matters
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

Greenhouse Gases. Efforts to mitigate the effects of global climate change has led to federal, state and foreign legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. While GHG regulations generally do not affect our facilities as they are insignificant sources, more stringent federal, regional, state, and foreign laws and regulations relating to global climate change and GHG emissions may be adopted. These laws and regulations could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses, which could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any future legislation or regulation becomes known, we cannot predict its effect on our business. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, extreme temperatures and other events that could affect our facilities, our supply chain, raw material suppliers, the transportation and distribution of our products, and demand for our products.
Hazardous and Solid Industrial Waste. Our operations generate industrial solid wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and foreign laws. RCRA imposes requirements for the handling, storage, treatment, and disposal of hazardous waste. Industrial wastes that we generate in our manufacturing processes, such as used chemicals, may be regulated as hazardous waste, although RCRA has provisions to exempt some of our wastes from this category. However, our non-hazardous and exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA.
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
Available Information
The Company’s website address is www.cornerstonebuildingbrands.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. Reports filed with the SEC are also made available on its website at www.sec.gov.

Item 1A. Risk Factors.
Risks Related to Our Industry and Economic and Market Conditions
Our industry is highly sensitive to macroeconomic conditions. Negative economic events including, but not limited to, actual or perceived recessions, lower business and consumer confidence, high interest rates, inflation, and lower new construction starts and repair and remodeling activity may materially and adversely affect the outlook for our business, financial condition and results of operations.

The construction industry is highly sensitive to global, national and regional macroeconomic conditions. The risks associated with our business may become more acute in periods of a slowing economy or recession, which may reduce business and consumer confidence and result in decreased demand for our products. Furthermore, continued increases in interest rates in response to concerns about inflation may further increase economic uncertainty and heighten these risks. As a result, instability and weakness of the U.S. and global economies, including due to disruptions to financial markets, inflation, actual or perceived recession, rising unemployment, geopolitical events, the continuing impact of the COVID-19 pandemic, and the negative effects on consumers’ spending, may materially adversely affect our business, financial condition and results of operations.

Our residential business depends heavily on the new home construction and repair and remodel markets. Our commercial business depends heavily on the levels of commercial construction activity. Current market estimates forecast an overall market softening in 2023, in part due to the greater-than-normal volatility in factors such as interest rates, inflation, business and consumer confidence, unemployment, and the availability of business and consumer credit. Declines in the residential and commercial construction activity markets could lead to decreased sales of our products, which would have an adverse impact on our business, financial condition and results of operations.

Our financial results are also impacted by our customers’ ability to finance home repair and remodeling projects and/or the purchase of new homes. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures. Declining home values, increased home foreclosures and tightening of credit standards by lending institutions have in the past and may in the future negatively impact the home repair and remodeling and the new construction sectors, which could adversely affect our business, financial condition and results of operations.

Historically, any uncertainty about economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, higher interest rates, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, conditions in the commercial real estate markets, labor and healthcare costs, access to credit, tariffs, and other macroeconomic factors.

From time to time, our industry has also been adversely affected in various parts of the country by declines in commercial construction starts, including but not limited to, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by continued weakness in demand for our products within particular customer groups, or a continued decline in the general construction industry or particular geographic regions. These and other economic factors could have a material adverse effect on demand for our products and on our business, financial condition and results of operations.

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

Since 2020, we have experienced volatility in the markets in which we participate due to the COVID-19 pandemic. We have been adversely affected by government-mandated public health measures including shelter in place, social distancing ordinances, and business shutdowns. A reoccurrence of these disruptions could materially adversely impact our ability to operate and results of operations. In response to the pandemic, we have implemented and may need to further implement a range of actions aimed at reducing costs and preserving liquidity.

In addition, the COVID-19 pandemic has caused and could continue to cause disruptions in our supply chain. The inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays to delivery date requirements of our customers. Such failures could result in having to reduce our products’ prices or loss of customer relationships, which could have a negative impact on our business, financial condition, results of operations and liquidity. These supply chain disruptions could also result in having to seek alternative sources of materials or products. If we were unable to secure alternative sources of supply in this situation, it could negatively impact our ability to satisfy customer orders.

We cannot predict the duration or scope of the COVID-19 pandemic or the future impact of the pandemic on our business, financial condition and results of operations. Further, an outbreak of any other health epidemic or pandemic may expose our business and operations to similar risks as set forth above.

Risks Related to Our Business
Inability to optimize operational efficiency could adversely affect our business, results of operation and financial condition.

Our ability to sell quality products at profitable margins depends in large part on our ability to efficiently operate our facilities. We are implementing initiatives to optimize our operational efficiencies and reduce costs while ensuring superior quality. If we are unsuccessful in implementing these initiatives, or are otherwise unable to operate our manufacturing facilities efficiently, produce high quality products and provide value to our customers, our business, financial condition and results of operations could be materially and adversely affected.

Failure to attract and retain employees could adversely affect our business, results of operation and financial condition.

Our ability to attract and retain or replace employees is challenging due to a shortage of both hourly and technically skilled workers for our manufacturing facilities. We face intense competition for talent to operate our manufacturing facilities, including from current and potential competitors in our industry. As a large-scale manufacturer, our workforce is distributed across North America, where candidates are in high demand which changes based upon many factors in local markets, and we may incur significant costs to attract and retain them. If we do not attract and retain the services of individuals to operate our manufacturing facilities, we may experience delays in producing our products that may reduce our net revenues and adversely affect our business, results of operations and financial condition.

Increases in labor costs, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.

Our ability to attract and retain qualified manufacturing team members to operate our manufacturing plants efficiently is critical to our financial performance. Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2022, approximately 12% of our employees were represented by labor unions, the collective bargaining agreements with whom either are under negotiations or will expire in fiscal years 2023, 2024 and 2025. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs. Any labor shortage will create operating inefficiencies that could adversely impact our financial performance.

The industries in which we operate are highly competitive.

Competition in the construction markets of the building industry is intense. It is based primarily on quality, service, on-time delivery and project completion, ability to provide added value in the design and engineering of buildings, price, and personal relationships with customers. In addition, we also compete with alternative building products materials and alternative methods of building construction that do not utilize our products that which may be viewed as more traditional, more aesthetically pleasing or having other advantages.

In our Aperture Solutions and Surface Solutions reportable segments, we compete with other national and regional manufacturers of exterior building products. Some of these companies are larger and have greater financial resources than we do. Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do. Additionally, our products face competition from alternative materials, such as wood, composites and fiberglass in windows, and wood, metal, fiber cement, masonry and composites in siding. In our Shelter Solutions reportable segment, we compete with a number of other manufacturers of metal components and engineered building systems ranging from small local firms to large national firms. In addition, we and other manufacturers of metal components and engineered building systems compete with alternative methods of building construction.

Further, vertical consolidation by our competitors may negatively impact our ability to compete. For example, in the past several of our competitors in the Shelter Solutions reportable segment have been acquired by steel producers. Competitors owned by steel producers may have a competitive advantage on raw materials that we do not enjoy. Steel producers may prioritize deliveries of raw materials to such competitors or provide them with more favorable pricing, both of which could enable them to offer products to customers at lower prices or accelerated delivery schedules.

In all our reportable segments, failure to provide our customers with quality, service, on-time delivery and project completion, and other value additions would negatively affect our ability to compete in our industry. The resulting increased competition from other exterior building products manufacturers, as well as the competition from alternative building materials and alternative construction methods, could cause us to lose our customers and lead to net sales decreases, which would impact our results of operations.

Price volatility and supply constraints for raw materials could prevent us from meeting delivery schedules to our customers or reduce our profit margins.

Our business is heavily dependent on the price and supply of raw materials including steel, PVC resin, aluminum and glass. Raw material prices have been volatile in recent years and may remain volatile in the future. Raw material prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, supply constraints, competition, labor costs, freight and transportation costs, production costs, tariffs, import duties and other trade restrictions. For example, in 2018, the Trump administration implemented new tariffs on imports of steel and aluminum into the United States. In response to these tariffs, the European Union, Canada, Mexico and China announced tariffs on U.S. goods and services. Although some of these tariffs have been rescinded, suspended, or modified, these tariffs, along with any future tariffs or trade restrictions, could result in reduced overall economic activity and increased costs in operating our business.

A sudden increase in demand for steel, PVC resin, aluminum or glass could affect our ability to purchase such raw materials and result in rapidly increasing prices. We have historically been able to substantially pass on significant cost increases in raw materials through price increases to our customers; however, we may not be able to do so in the future. Further, if the available supply of any of the raw materials we use declines, we could experience a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our business, results of operations and financial condition. We can give no assurance that steel, PVC resin, aluminum or glass will remain available, that prices will not continue to be volatile or that we will be able to purchase these raw materials on favorable or commercially reasonable terms.

Further, we use energy in the manufacturing and transportation of our products. In particular, our manufacturing plants use considerable amounts of electricity and natural gas. Consequently, our operating costs typically increase if energy costs rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. To the extent we are not able to recover these cost increases through price increases or otherwise, our profitability will be adversely impacted. From time to time, we may partially hedge our exposure to higher prices through fixed forward positions. However, such fixed forward positions or other hedging instruments may not fully mitigate our risk from operating cost increases.

We rely on third-party suppliers for materials in addition to steel, PVC resin, aluminum and glass, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our business and results of operations could be adversely affected.

In addition to steel, PVC resin, aluminum and glass, our operations require other raw materials from third-party suppliers. We generally have multiple sources of supply for our raw materials; however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, could adversely impact our business, financial condition and results of operations. In addition, supply interruptions could arise from shortages of raw materials, commodity cost volatility, pandemics including the continuing impact of the COVID-19 pandemic, labor disputes or weather conditions affecting products or shipments or other factors beyond our control. Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our revenues and profitability. To the extent our suppliers experience disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. In addition, disruptions in transportation lines could delay our receipt of raw materials. If our supply of raw materials is disrupted or our delivery times are extended, our business, results of operations and financial condition could be materially adversely affected.

An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customers and/or retain existing customers, including our significant customers.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or respond to changing consumer preferences more effectively, which could adversely affect our revenues. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our business, results of operations and financial condition.

Our Aperture Solutions and Surface Solutions reportable segments depend on a core group of significant customers for a substantial portion of net sales and we expect this to continue for the foreseeable future. For the year ended December 31, 2022, the top 10 customers in each of these reportable segments accounted for 52% of net sales in Aperture Solutions and 48% of net sales in Surface Solutions. The loss of, or a significant adverse change in our relationships with our largest customers, or loss of market position of any major customer, whether because of an inability to successfully develop new products or improve existing products, or otherwise, could cause a material decrease in revenues. The loss of, or a reduction in orders, from any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or an inability to collect accounts receivable from any major customer could adversely impact our revenues and profitability. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

Our business may be adversely affected by weather conditions and other external factors beyond our control.

Markets for our products are seasonal and can be affected by inclement weather conditions. Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods. Because much of our overhead and operating expenses are spread ratably throughout the year, our operating profits tend to be lower in the first and fourth quarters. Inclement weather conditions can affect the timing of when our products are supplied or installed, causing reduced profit margins when such conditions exist. For example, unseasonably cold weather or extraordinary amounts of rainfall in the markets we serve may decrease construction activity.

Further, other external factors beyond our control could cause disruptions at any of our facilities, including maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any equipment or other operational problems; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, hurricanes, earthquakes or other catastrophic disasters; pandemics, including the continuing impact of the COVID-19 pandemic; or an act of terrorism. Any prolonged disruption in operations at any of our facilities could cause a significant loss in production. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to customers during the time that it takes for us to reopen or replace a damaged facility. This could cause our customers to purchase from our competitors and stop purchasing from us either temporarily or permanently, particularly where we are currently a customer’s single source of supply. If any of these events were to occur, it could adversely affect our business, financial condition and results of operations.

If we are unable to enforce our intellectual property rights, or if such intellectual property rights become obsolete, our competitive position could be adversely affected.

As a company that manufactures and markets branded products, we rely heavily on trademark and service mark protection to protect our brands. We also have issued patents and rely on trade secret and copyright protection for certain of our technologies. These protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may adversely affect our financial condition. There is a risk that third parties, including our current competitors, will infringe on our intellectual property rights and/or will claim that our products infringe on their intellectual property rights, in which case we would have to defend these rights or ourselves, which may be costly and/or unsuccessful.

There can be no assurance that the efforts we have taken to protect our business with respect to intellectual property rights will be sufficient or effective. If we are unable to protect and maintain our intellectual property rights, or if there are any successful challenges to our intellectual property rights or infringement proceedings against us, our business, financial condition and results of operations could be materially and adversely affected.

We could incur significant costs as a result of compliance with, violations of or liabilities under applicable environmental, health and safety laws.

Our operations include 99 manufacturing facilities and 66 distribution facilities spread across North America (see “Item 2. Properties” for additional information). As a result, our operations are subject to various federal, state, local and foreign environmental, health and safety (“EHS”) laws. Among other things, these laws (i) regulate the emission or discharge of materials into the environment, (ii) govern the use, storage, treatment, disposal and management of hazardous substances and wastes, (iii) govern the health and safety of our employees, the end-users of our products, and the general public, (iv) regulate the materials used in our products, and (v) impose liability for the costs of investigating and remediating present and past releases of hazardous substances and other related damages. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or equipment, civil and criminal sanctions, permit revocations, and facility shutdowns. We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have historically owned, operated, or contracted for waste disposal site or at which we or predecessors released hazardous materials. We also could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise because of violations of or liabilities under EHS laws or in connection with releases of hazardous materials. In addition, changes in or new interpretations of existing EHS laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, in each case with respect to our products or business activities, may lead to additional costs that could have a material adverse effect on our business, financial condition or results of operations. We cannot predict whether such liabilities or obligations will arise in the future or the scope thereof.

Changes in building codes and standards could increase the cost of our products, lower the demand for our products, or otherwise adversely affect our business.

Our products are subject to extensive and complex local, state, federal, and foreign statutes, ordinances, rules, and regulations. These mandates, including but not limited to building design safety and construction standards and zoning requirements, affect the cost, selection, and quality requirements of the products we sell, including building structures and envelopes, roofs, windows and siding. These statutes, ordinances, rules, and regulations often provide broad discretion to governmental authorities as to the types and quality specifications required for products we sell that are used in new residential and commercial construction and home renovations and improvement projects. In addition, we cannot predict whether and how any of these standards may change in the future. Ongoing compliance with current standards and with any future changes thereto may increase the costs of manufacturing our products or may reduce the demand for impacted products in affected geographical areas or product markets, which could have a material adverse effect on our business, financial condition, and results of operations.

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
•difficulty in finding sellers or buyers;
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

We can provide no assurance that we will be successful in identifying or completing any future acquisitions or dispositions or that any businesses or assets that we are able to acquire will be successfully integrated into our existing business. The incurrence of additional debt, contingent liabilities and expenses in connection with any future acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

Our workers are subject to hazards associated with work in manufacturing environments. Operating hazards can cause personal injury and loss of life, as well as damage to or destruction of property. We are subject to either deductible or self-insured retention (SIR) amounts, per claim or occurrence, under our Property/Casualty insurance programs, as well as an individual stop-loss limit per claim under our group medical insurance plan. We maintain insurance coverage to transfer risk, with aggregate and per-occurrence limits and deductible or retention levels that we believe are consistent with industry practice. The transfer of risk through insurance cannot guarantee that coverage will be available for every loss or liability that we may incur in our operations.

Exposures that could create insured (or uninsured) liabilities are difficult to assess and quantify due to unknown factors, including but not limited to injury frequency and severity, natural disasters, terrorism threats, third-party liability, and claims that are incurred but not reported (“IBNR”). Although we engage third-party actuarial professionals to assist us in determining our probable future loss exposure, it is possible that claims or costs could exceed our estimates or our insurance limits, or could be uninsurable. In such instances we might be required to use working capital to satisfy these losses rather than to maintain or expand our operations, which could materially and adversely affect our business, financial condition and results of operations.

Further, we face the risk of product liability exposure, including regulatory penalties and class action and warranty claims, in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, among other things, we may be responsible for damages related to any defective products and may be required to cease production, recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any insurance we maintain may not continue to be available on acceptable terms or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product discontinuance, recall or redesign could result in adverse publicity against us, which could cause sales to decline, or increase warranty costs.

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

We have in the past experienced, and may in the future face, hackers, cybercriminals or others gaining unauthorized access to, or otherwise misusing, our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. For example, in August 2020, we detected a ransomware attack impacting certain of our operational and information technology systems. Promptly upon our detection of the attack, we launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response professionals. While we were able to recover our critical operational data and business systems, there is no guarantee that we will have similar success with an attack in the future should one occur. Any such future attack could lead to the public disclosure of customer or employee data, our trade secrets or other intellectual property, or material financial and other information related to our business. The release of any of this information could have a material adverse effect on our business, reputation, and financial condition.

The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand. This could: lead some customers to stop purchasing our products and reduce or delay future purchases of our products or the use of competing products; lead to private causes of action that could result in a judgment, settlement or other liability; lead to state or federal enforcement actions, which could result in fines, penalties and/or other liabilities and which may cause us to incur legal fees and costs; and/or result in additional costs associated with responding to a cyberattack. Increased regulation regarding cyber security may increase our costs of compliance, including fines and penalties, as well as costs of cyber security audits and insurance. Any of these actions could materially adversely impact our business, financial condition and results of operations.

We have invested in protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third party providers’ databases or systems that could adversely affect our business and financial condition.

Damage to our computer infrastructure and software systems could harm our business.

The unavailability of any of our primary information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depend on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data, and monitor results of operations. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs, and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of telecommunications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We have contracted with third-party service providers that provide us with redundant data center services in the event that our major information management systems are damaged, but they may prove to be inadequate. Our inability to restore data completely and accurately could lead to inaccurate and/or untimely financial reporting, tax filings with the Internal Revenue Service (“IRS”) or other required filings, all of which could have a significant negative impact on our business, and result in fines or penalties.

Our enterprise resource planning technologies will require maintenance or replacement in order to allow us to continue to operate and manage critical aspects of our business.

We rely heavily on enterprise resource planning technologies (“ERP Systems”) from third parties in order to operate and manage critical internal functions of our business, including accounting, order management, procurement, and transactional entry and approval. Certain of our ERP Systems are no longer supported by their vendor, are reaching the end of their useful life or are in need of significant updates to adequately perform the functions we require. We have limited access to support for older software versions and may be unable to repair the hardware required to run certain ERP Systems on a timely basis due to the unavailability of replacement parts. In addition, we face operational vulnerabilities due to limited access to software patches and software updates on any software that is no longer supported by their vendor. We have started implementing a multi-year plan to upgrade and rationalize the hardware and software platforms used in our ERP Systems.

If our ERP Systems become unavailable due to extended outages or interruptions, because they are no longer available on commercially reasonable terms or if we are unable to successfully implement our upgrade and rationalization plan, our operational efficiency could be harmed and we may face increased replacement costs. We may also face extended recovery time in the event of a system failure due to lack of resources to troubleshoot and resolve such issues. Our ability to manage our operations could be interrupted and our order management processes and customer support functions could be impaired until equivalent services are identified, obtained and implemented on commercially reasonable terms, all of which could adversely affect our business, results of operations and financial condition.

We may be significantly affected by new or stricter regulatory standards on ESG matters, and by global climate change.

As governmental and societal attention is increasingly paid to ESG matters, we expect that regulatory standards on topics such as climate change, GHG emissions, water usage, waste management, human capital, and risk oversight will continue to evolve. Implementation of new and/or stricter regulatory standards could expand the nature, scope, and complexity of what we are required to comply with, control, assess, and report. Such changes could increase the cost of our compliance and internal risk management programs, which could have a material adverse effect on our business, results of operations, and financial condition.

For example, efforts to mitigate the effects of global climate change have led to, and may lead to future, federal, state and foreign legislative and regulatory efforts to limit GHG emissions. While GHG regulations generally do not materially affect our facilities as they are insignificant sources, more stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions, if adopted, could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses.

Further, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, extreme temperatures, and other events that could affect our facilities and demand for our products, which could have a material adverse effect on our business, results of operations, and financial condition.

We face risks related to our international operations.

In addition to the United States, we operate our business in certain foreign jurisdictions, principally in Canada and Mexico, and make sales in certain other jurisdictions, which poses certain risks to our business, including foreign exchange rate and international legal compliance risks.

Our operations in Canada generated 7.1% of our net sales in 2022. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures.

Our international operations require us to comply with certain U.S. and international laws, such as import/export laws and regulations, anti-boycott laws, anti-dumping laws, economic sanctions, laws and regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. We operate in parts of the world, including Mexico, that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws has proved challenging historically. We cannot provide assurance that our internal controls and procedures will always prevent reckless or criminal acts by our employees or agents, or that the operations of acquired businesses will have been conducted in accordance with our policies and applicable regulations. If we are found to be liable for violations of these laws (either due to our own acts, out of inadvertence or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, including limitations on our ability to conduct our business, which could have a material and adverse effect on our business, financial condition and results of operations.

Significant changes in factors and assumptions used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our results of operations and cash flows.

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

Changes in interest rates, mortality assumptions and asset performance may affect the funded status of our pension plans. Funding requirements for our pension plans may become more significant. If our cash flows and capital resources are insufficient to fund our pension plan obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

Any impairment of our goodwill and/or intangible assets could negatively impact our results of operations and financial condition.

We evaluate assets on our Consolidated Balance Sheets, including goodwill and intangible assets, annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, and external market conditions that would require an impairment test. We may experience unforeseen events in the future, that could adversely affect the value of our goodwill or intangible assets and trigger an interim impairment evaluation. There can be no assurance that valuation multiples will not decline, discount rates will not increase, or the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. Future determinations of significant impairments of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of intangible assets could have a negative impact on the Company’s business, results of operations and financial condition.

Risks Related to our Sole Stockholder

The interests of our controlling stockholder may differ from the interests of holders of our indebtedness.

Following the Merger, investment funds managed by CD&R own all of the Company’s outstanding capital stock and have the ability to appoint the members of our Board of Directors. As a result, CD&R has significant influence over our business. The interests of CD&R may differ from those of holders of our outstanding indebtedness in material respects. For example, CD&R may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment, even though such transactions might involve risks to holders of our outstanding indebtedness. CD&R is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. The companies in which CD&R invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, CD&R may determine that the disposition of some or all of their interests in the Company would be beneficial to them at a time when such disposition could be detrimental to the holders of our outstanding indebtedness.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and make payments on our indebtedness.

As of December 31, 2022, we had total long-term debt of $3.9 billion.
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

Further, the terms of the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement (each as defined in Note 10 — Long Term Debt), the 2028 Indenture (as defined below) and the 2029 Indenture (as defined below) provide us and our subsidiaries with the flexibility to incur a substantial amount of additional secured or unsecured indebtedness in the future if we or our subsidiaries are in compliance with certain incurrence ratios set forth therein. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of December 31, 2022, we were able to borrow up to(i) $850 million under the ABL Facility (as defined in Note 10 — Long Term Debt), (ii) $95.0 million under the ABL FILO Facility (as defined in Note 10 — Long Term Debt) and (iii) $115.0 million under the Cash Flow Revolver (as defined in Note 10 — Long Term Debt). Borrowings under the ABL Facility, the ABL FILO Facility and the Cash Flow Revolver would be secured.

The Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, and the indenture governing the terms of our 8.750% Senior Secured Notes (the “2028 Indenture”) and the indenture governing the terms of our 6.125% Senior Notes (the “2029 Indenture”) contain restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.

The Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, the 2028 Indenture and the 2029 Indenture contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•incur additional indebtedness or issue certain preferred shares;
•pay dividends, redeem stock or make other distributions in respect of capital stock;
•repurchase, prepay or redeem our subordinated indebtedness;
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

In addition, the Cash Flow Revolver requires us to maintain a maximum total secured leverage ratio under certain circumstances, and the ABL Facility require us to maintain a minimum consolidated fixed charge coverage ratio under certain circumstances. The ABL Credit Agreement also contains other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under the Cash Flow Revolver and the ABL Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to fulfill these covenants.

We are required to make mandatory pre-payments under the Cash Flow Credit Agreement and the ABL Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Cash Flow Credit Agreement and the ABL Credit Agreement.

In addition, under certain circumstances and subject to the limitations set forth in the Cash Flow Credit Agreement and the Current Term Loan Facility (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) may require us to make prepayments of the term loans to the extent we generate excess positive cash flow each year.

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

Our failure to comply with obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, the 2028 Indenture or the 2029 Indenture as well as others contained in any future debt instruments from time to time, may result in an event of default under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, the 2028 Indenture or the 2029 Indenture, as applicable. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, financial condition and results of operations could be adversely affected.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability, decrease our liquidity and impact our solvency.

Our indebtedness under the Cash Flow Facilities, the ABL Facilities and the Side Car Term Loan Facility (each as defined in Note 10 — Long Term Debt) bears interest at variable rates, and our future indebtedness may bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. For example, the Board of Governors of the U.S. Federal Reserve System increased interest rates multiple times in 2022 in response to concerns about inflation, and it may raise interest rates again in the future. As of December 31, 2022, assuming all Cash Flow Revolver and ABL Facilities revolving loans were fully drawn and LIBOR and SOFR exceeded 0.00%, each one percent change in interest rates would result in an approximately $10.6 million change in annual interest expense on the Cash Flow Revolver and the ABL Facilities (excluding the impact of any Company hedging arrangements). The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

In addition, as discussed in greater detail in the risk factor “Our industry is highly sensitive to macroeconomic conditions. Negative economic events including, but not limited to, actual or perceived recessions, lower business and consumer confidence, high interest rates, inflation, and lower new construction starts and repair and remodeling activity may materially and adversely affect the outlook for our business, financial condition and results of operations,” an increase in interest rates would generally lead to a decline in residential and commercial new construction starts and residential repair and remodeling activity, which could adversely affect our business, financial condition and results of operations.

The ABL Facilities and the Side Car Term Loan Facility bear a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity and financial condition.

Borrowings under the ABL Facilities and the Side Car Term Loan Facility bear interest at a rate per annum of either, at our election, (i) term SOFR plus a margin or (ii) an alternative base rate plus a margin. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.

It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms or at all.

Although we believe that our current cash position and the additional committed funding available under the ABL Facilities and the Cash Flow Revolver is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. Our ability to secure additional financing or financing on favorable terms and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic and market conditions and financial, business and other factors, many of which are beyond our control.

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

Borrowings under the Cash Flow Facilities use LIBOR as a benchmark for establishing the applicable interest rate. The Financial Conduct Authority of the United Kingdom ceased the publication of the 1-week and 2-month LIBOR offered rates on December 31, 2021. However, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates, in some cases significantly higher, than those we paid based on LIBOR, and may similarly be higher in the future. Therefore, if LIBOR ceases to exist, the interest rates on our Cash Flow Facilities will likely change. The consequences of the phase out of LIBOR cannot be entirely predicted at this time. Any alternative rate for calculating interest with respect to our outstanding indebtedness may not be as favorable or perform in the same manner as LIBOR and could lead to an increase in our interest expense or could impact our ability to refinance some or all of our existing indebtedness. In addition, the transition process may involve, among other things, increased volatility or illiquidity in financial markets, which could also have an adverse effect on us whether or not any replacement rate applicable to our borrowings is affected. Any such effects of the transition away from LIBOR, as well as other unforeseen impacts, may result in increased interest expense and other expenses, difficulties, complications or delays in connection with future financing efforts or otherwise have a material adverse impact on our financial condition.

Item 1B. Unresolved Staff Comments.
There are no unresolved staff comments outstanding with the SEC at this time.
Item 2. Properties.
Our principal executive office is located in Cary, North Carolina. We operate 94 manufacturing facilities across 34 states in the U.S. and have four manufacturing facilities in Canada and one manufacturing facility in Mexico. In addition, we have 40 warehouses in the U.S. and 26 in Canada. The following table provides additional information by reportable segment with respect to these properties as of December 31, 2022:

	Manufacturing Facilities			Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Aperture Solutions	10	31	41	1	22	23
Surface Solutions	6	18	24	—	42	42
Shelter Solutions	17	17	34	—	1	1
Totals	33	66	99	1	65	66
Item 3. Legal Proceedings.
In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the Merger and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Company’s public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses, and costs. We do not believe these claims have merit and intend to vigorously defend against them.
As a manufacturer of products primarily for use in residential and commercial building construction, we are inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company may become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of July 25, 2022, the Company’s common stock is no longer publicly traded either on a stock exchange or in the over-the-counter market.
Holders
As of February 24, 2023, there was one holder of the Company’s common stock.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Cornerstone Building Brands is a holding company incorporated in Delaware. The Company is the largest exterior building products manufacturer, by sales, in North America. The Company serves residential and commercial customers across new construction and the repair and remodel end markets. Our mission is to be relentlessly committed to our customers and to create great exterior building solutions that enable communities to grow and thrive.
The Company is organized in three reportable segments, which we have renamed as follows: Aperture Solutions (formerly “Windows”), Surface Solutions (formerly “Siding”), and Shelter Solutions (formerly “Commercial”). There was no change in the composition of our reportable segments:
•Through our Aperture Solutions reportable segment, we offer a broad line of windows and doors at multiple price-points for residential new construction and repair and remodel end markets in the U.S. and Canada. Our main products include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite, and fiberglass entry doors.
•Our Surface Solutions reportable segment offers a broad suite of surface solutions products and accessories at multiple price-points for the residential new construction and repair and remodel end markets as well as stone installation services. Our main products include vinyl siding and accessories, cellular PVC trim, vinyl fencing and railing, stone veneer and gutter protection products.
•In our Shelter Solutions reportable segment, we design, engineer, manufacture and distribute extensive lines of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. We define low-rise commercial construction as building applications of up to five stories.
Costs related to other business activities, primarily our corporate headquarters functions, are disclosed separately from the three reportable segments as “Corporate and Other.” See Note 16 — Reportable Segment and Geographical Information, in our Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for additional information.
Merger Transaction
On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 by and among the Company, Camelot Return Intermediate Holdings, LLC, and Camelot Return Merger Sub, Inc., investment funds managed by CD&R became the indirect owners of all the issued and outstanding shares of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving the Merger as a subsidiary of Camelot Parent. At the effective time of the Merger, we became a privately held company and our common shares are no longer traded on the New York Stock Exchange.
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
Significant Business Developments
In addition to the Merger, our significant business development activities in 2022 included the divestiture of our coil coating business in June 2022. In July 2022, we incurred a new term loan facility, issued senior secured notes and amended our ABL credit agreement.
Non-GAAP Financial Measures
We use several measures derived from consolidated financial information, but not presented in our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”). These measures are considered non-GAAP financial measures. Specifically, in this report, we refer to adjusted EBITDA and adjusted EBITDA as a percentage of net sales which are non-GAAP financial measures (collectively, our “non-GAAP financial measures”). Our non-GAAP financial measures are not intended to replace the presentation of the comparable measures under U.S. GAAP. However, we believe the presentation of the non-GAAP financial measures, when considered together with the comparable U.S. GAAP financial measure, along with a reconciliation to its respective U.S. GAAP financial measure, enables investors to better understand the factors and trends affecting our underlying business that could not be obtained absent these disclosures. Additionally, we believe that the presentation of our non-GAAP financial measures enables investors to evaluate trends in the business excluding certain items which are not entirely a result of our core operations.
Furthermore, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our business and facilitates the comparison of past and present operations. The non-GAAP financial measures we use may differ from non-GAAP financial measures used by other companies, and other companies may not define non-GAAP financial measures we use in the same way.
Predecessor and Successor Periods
The Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides an overview of our financial condition as of December 31, 2022 and December 31, 2021 and the results of operations for the period July 25, 2022 through December 31, 2022 (“Successor”) and for periods prior to July 25, 2022 (“Predecessor”). Our Consolidated Statements of (Loss) Income as reported in our Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report on our results for the period from July 25, 2022 through December 31, 2022 separately from the period from January 1, 2022 through July 24, 2022, management views the Company’s operating results for the twelve months ended December 31, 2022 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
To enhance the analysis of our operating results for the periods presented, we have included a discussion of selected financial and operating data of the Predecessor and Successor on a combined basis. The presentation consists of the mathematical addition of selected financial and operating data of the Successor for the period from July 25, 2022 through December 31, 2022 with the comparable financial and operating data of the Predecessor for the period from January 1, 2022 through July 24, 2022. There are no other adjustments made in the combined presentation. The mathematical combination of selected financial and operating data is included below under the heading “Combined” and this data is a non-GAAP presentation. Management believes that this selected financial and operating data provides investors with useful information upon which to assess our operating performance.

Reconciliation of Net (Loss) Income to Adjusted EBITDA and Adjusted EBITDA as a Percentage of Net Sales
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA and computes Adjusted EBITDA as a percentage of Net Sales:

	Successor	Predecessor	Combined	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Net (loss) income	$(63,496)	$483,786	$420,290	$665,859
Depreciation and amortization	130,153	166,177	296,330	292,901
Interest expense	157,191	101,078	258,269	191,301
Income tax (benefit) provision	(15,073)	165,814	150,741	235,968
Earnings before interest, income taxes, depreciation and amortization	208,775	916,855	1,125,630	1,386,029
Strategic development and acquisition related costs	8,116	49,560	57,676	27,875
Asset impairments	—	368	368	22,210
Acquired inventory step-up amortization	66,400	—	66,400	—
Loss (gain) on divestitures	921	(401,413)	(400,492)	(831,252)
Gain on legal settlements	—	(76,575)	(76,575)	—
Long-term incentive plan compensation	24,248	17,099	41,347	29,003
Foreign exchange (gain) loss	4,809	(686)	4,123	3,749
(Gain) loss on extinguishment of debt	(474)	(28,354)	(28,828)	42,234
Other income, net	(1,140)	(101)	(1,241)	(1,866)
Other	9,434	1,544	10,978	17,953
Adjusted EBITDA(1)	$321,089	$478,297	$799,386	$695,935
Adjusted EBITDA as a percentage of net sales	11.7%	12.8%	12.3%	12.5%
(1)The above periods, to the extent applicable, include the operations of acquisitions and exclude the operations of divestitures as noted below in the “Impact of Acquisitions and Divestitures” section.
Seasonality
Our net sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of material costs relative to other building materials, the level of residential and commercial construction activity, repair and remodel demand and the availability and cost of financing for construction projects. Our net sales normally are lower in the first and fourth fiscal quarters of each year compared to the second and third fiscal quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. In our Shelter Solutions reportable segment, low-rise building application construction typically lags housing cycles by 12 to 24 months.
Impact of Acquisitions and Divestitures
In our MD&A, the impact of acquisitions and divestitures, when presented, is quantified as the portion of the preceding twelve months post or pre-transaction where no comparable period is available.
•In our Aperture Solutions reportable segment, we acquired Prime Windows LLC in April 2021 and Cascade Windows, Inc. in August 2021. The businesses serve the residential new construction and repair and remodel markets with energy efficient vinyl window and door products and expands our presence in those markets in the Western U.S.
•In our Shelter Solutions reportable segment, we (i) acquired Union Corrugating Company Holdings, Inc. a leading provider of residential metal roofing, metal buildings, and roofing components in December 2021, and (ii) completed the sale of our insulated metal panels business in August 2021 and our coil coatings business in June 2022.
Results of Operations
This section of the Form 10-K generally discusses 2022 and 2021 items and year-over-year comparisons of these periods. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table represents key results of operations on a consolidated basis for the periods indicated:

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Net sales	$2,744,148	$3,736,084	$6,480,232	$5,583,137
Gross profit	512,099	806,385	1,318,484	1,199,075
% of net sales	18.7%	21.6%	20.3%	21.5%
Selling, general and administrative expenses	429,361	562,836	992,197	893,082
% of net sales	15.6%	15.1%	15.3%	16.0%
Loss (gain) on divestitures	921	(401,413)	(400,492)	(831,252)
Gain on legal settlements	—	(76,575)	(76,575)	—
Income from operations	81,817	721,537	803,354	1,137,245
Interest expense	(157,191)	(101,078)	(258,269)	(191,301)
Foreign exchange (loss) gain	(4,809)	686	(4,123)	(3,749)
Gain (loss) on extinguishment of debt	474	28,354	28,828	(42,234)
Other income, net	1,140	101	1,241	1,866
(Loss) income before income taxes	(78,569)	649,600	571,031	901,827
Income tax (benefit) provision	(15,073)	165,814	150,741	235,968
Net (loss) income	$(63,496)	$483,786	$420,290	$665,859
Non-GAAP financial measures*:
Adjusted EBITDA	$321,089	$478,297	$799,386	$695,935
Adjusted EBITDA as a percentage of net sales	11.7%	12.8%	12.3%	12.5%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the year ended December 31, 2022 increased $897.1 million, or 16.1%, compared to the prior year driven by disciplined pricing actions to offset inflationary impacts and support value differentiation across all reportable segments coupled with the impact from strategic acquisitions, net of divestitures, partially offset by lower volumes.
Gross profit as a percentage of net sales was 20.3% for the year ended December 31, 2022, which was lower as compared to the year ended December 31, 2021, primarily due to the amortization of the acquired inventory fair value step-up of $66.4 million and manufacturing net inefficiencies.
Selling, general and administrative expenses increased $99.1 million, or 11.1%, for the year ended December 31, 2022, mainly due to a $29.8 million increase in strategic development and acquisition related costs mainly due to the Merger, an increase in variable compensation programs related to financial growth measures, merit increases and additional personnel, partially offset by a $17.2 million decrease in restructuring and impairment costs.
Loss (gain) on divestitures mainly includes a gain of $394.2 million related to the divestiture of our coil coatings business in June 2022. The gain of $831.3 million at December 31, 2021 related to the divestitures of the IMP and DBCI Businesses within the Shelter Solutions reportable segment in August 2021.
Gain on legal settlements includes a gain recognized in March 2022 of $76.6 million related to a stockholder litigation settlement.
Interest expense increased by $67.0 million, or 35.0%, for the year ended December 31, 2022 as a result of the additional financing obtained to consummate the Merger (issuance of the $710.0 million 8.75% Senior Secured Notes coupled with the $300.0 million Side Car Term Loan Facility), partially offset by lower interest expense resulting from repurchases of the 6.125% Senior Notes. The following table sets forth the components of interest expense:

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest on outstanding borrowings	$123,378	$76,451	$199,829	$146,410
Amounts reclassified into interest expense from the impact of interest rate swaps	(824)	20,586	19,762	37,034
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment	34,433	3,696	38,129	7,554
Other	204	345	549	303
Total interest expense	$157,191	$101,078	$258,269	$191,301
* Refer to Non-GAAP Financial Measures for further discussion.
Foreign exchange gain (loss) for the year ended December 31, 2022 related to the remeasurement of foreign denominated intercompany loans at current exchange rates that was previously deferred in accumulated other comprehensive income (loss).
Gain (loss) on extinguishment of debt includes a gain totaling $28.8 million, which included the write-off of associated unamortized debt discount and deferred financing costs in the amount of $11.9 million, related to the repurchase of $134.5 million aggregate principal of its 6.125% senior notes recognized from June 2022 through December 2022. The loss of $42.2 million at December 31, 2021 related to the redemption of $645.0 million aggregate principal of its 8.00% senior notes in April 2021.
Income tax (benefit) provision for the year ended December 31, 2022 decreased mainly due to lower pre-tax earnings for the reasons discussed above.
Reportable Segment Results of Operations
The following table sets forth the results of operations for our reportable segments:

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Net sales
Aperture Solutions	$1,246,411	$1,643,619	$2,890,030	$2,322,277
Surface Solutions	592,449	839,130	1,431,579	1,364,080
Shelter Solutions	905,288	1,253,335	2,158,623	1,896,780
Total net sales	$2,744,148	$3,736,084	$6,480,232	$5,583,137

Adjusted reportable segment EBITDA*
Aperture Solutions	$149,433	$202,682	$352,115	$239,491
Surface Solutions	57,331	143,880	201,211	265,671
Shelter Solutions	177,537	209,156	386,693	323,533
Corporate and Other	(172,331)	331,996	159,665	601,451
Depreciation and amortization	(130,153)	(166,177)	(296,330)	(292,901)
Income from operations	$81,817	$721,537	$803,354	$1,137,245
* Refer to Non-GAAP Financial Measures for further discussion.

Aperture Solutions
The following table sets forth the results of operations for the Aperture Solutions reportable segment:

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Net sales	$1,246,411	$1,643,619	$2,890,030	$2,322,277
Adjusted reportable segment EBITDA*	$149,433	$202,682	$352,115	$239,491
% of net sales	12.0%	12.3%	12.2%	10.3%
Depreciation and amortization	$64,348	$79,816	$144,164	$134,626
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the year ended December 31, 2022 increased $567.8 million, or 24.4%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation coupled with the impact from acquisitions, partially offset by lower volumes.
Adjusted reportable segment EBITDA for the year ended December 31, 2022 increased $112.6 million due to positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation. The favorable price mix was partially offset by manufacturing net inefficiencies, an increase in selling, general and administrative expenses and the margin impact from lower volume.
Surface Solutions
The following table sets forth the results of operations for the Surface Solutions reportable segment:

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Net sales	$592,449	$839,130	$1,431,579	$1,364,080
Adjusted reportable segment EBITDA*	$57,331	$143,880	$201,211	$265,671
% of net sales	9.7%	17.1%	14.1%	19.5%
Depreciation and amortization	$52,621	$65,225	$117,846	$116,660
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the year ended December 31, 2022 increased $67.5 million, or 4.9%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation, partially offset by lower volumes.
Adjusted reportable segment EBITDA for the year ended December 31, 2022 decreased $64.5 million, due to margin impact from lower volume and increased selling, general and administrative costs, partially offset by negative price mix net of inflation from pricing actions to address inflationary impacts and support value differentiation.

Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Net sales	$905,288	$1,253,335	$2,158,623	$1,896,780
Adjusted reportable segment EBITDA*	$177,537	$209,156	$386,693	$323,533
% of net sales	19.6%	16.7%	17.9%	17.1%
Depreciation and amortization	$10,291	$18,016	$28,307	$36,282
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the year ended December 31, 2022 increased $261.8 million, or 13.8%, driven by disciplined pricing actions to offset inflationary impacts and support value differentiation, partially offset by the impact of divestitures and lower volumes.
Adjusted reportable segment EBITDA for the year ended December 31, 2022 increased $63.2 million primarily due to positive price mix net of inflation from pricing actions to offset inflationary impacts and support value differentiation. The favorable price mix was partially offset by the impact of divestitures, higher selling, general and administrative expenses and the margin impact from lower volume.
Corporate and Other
The following table sets forth Corporate and Other:

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Corporate costs	$63,212	$77,421	$140,633	$132,760
Strategic development and acquisition related costs	8,116	49,560	57,676	27,875
Asset impairments	—	368	368	22,210
Acquired inventory step-up amortization	66,400	—	66,400	—
Loss (gain) on divestitures	921	(401,413)	(400,492)	(831,252)
Gain on legal settlements	—	(76,575)	(76,575)	—
Long-term incentive plan compensation	24,248	17,099	41,347	29,003
Other	9,434	1,544	10,978	17,953
Total Corporate and Other	$172,331	$(331,996)	$(159,665)	$(601,451)
* Refer to Non-GAAP Financial Measures for further discussion.
Corporate costs for the year ended December 31, 2022 increased $7.9 million principally on higher variable compensation and personnel costs.
Depreciation and Amortization

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Total depreciation and amortization	$130,153	$166,177	$296,330	$292,901
* Refer to Non-GAAP Financial Measures for further discussion.
Depreciation and amortization increased by $3.4 million for the year ended December 31, 2022, primarily due to the increase in intangibles from acquisitions and new assets placed into service.

Liquidity and Capital Resources
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
We may from time to time take steps to reduce our debt. These actions may include repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt, and we would continue to reflect the debt as outstanding in our consolidated balance sheets.
The following table sets forth our total net liquidity position as of December 31, 2022:

(Amounts in thousands)	Amount
Cash and cash equivalents	$553,551
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	115,000
First-in-last-out tranche asset-based lending facility(1)	95,000
Total revolving credit facilities	1,060,000
Less:
Debt issued under the facilities	—
Letters of credit outstanding and priority payables(2)	48,000
Net credit facility	1,012,000
Net liquidity	$1,565,551
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
(2)    As of December 31, 2022, we had standby letters of credit serving as a collateral for insurance carriers in the amount of $34.2 million.
Cash and cash equivalents excludes amounts held as restricted cash as of December 31, 2022 totaling $0.5 million.
Cash Flows

	Successor	Predecessor	Combined*	Predecessor
(Amounts in thousands)	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash flows from operating activities	$177,299	$331,067	$508,366	$(215,887)
Net cash flows from investing activities	(85,638)	456,357	370,719	549,466
Net cash flows from financing activities	(627,941)	(94,087)	(722,028)	(617,249)
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

During the year ended December 31, 2022, the Company generated strong cash flow from operations of $508.4 million, an increase from the $215.9 million used in the prior year. The improvement was driven by effective working capital management, higher earnings generation and legal settlement proceeds of $76.6 million.
Net Cash from Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash provided by investing activities was $370.7 million during the year ended December 31, 2022 compared to $549.5 million provided by investing activities during the year ended December 31, 2021. Net cash provided by investing activities during the year ended December 31, 2022 is primarily due to the receipt of $500.0 million from the divestiture of the coil coatings business, partially offset by $162.9 million of capital expenditures. Net cash provided by investing activities during the year ended December 31, 2021, is primarily due to the receipt of $1,187.3 million from the divestitures of our insulated metal panels and roll-up sheet doors businesses, partially offset by $528.3 million paid for acquisitions and $114.7 million of capital expenditures.
Net Cash from Financing Activities
Our main uses of cash for financing activities include activity to consummate the merger, repurchases and payments on long-term debt, distributions to owners and payments for financing fees. Our main sources of cash from financing activities include the proceeds from issuances of debt and contributions from owners.
Net cash used in financing activities was $722.0 million during the year ended December 31, 2022 compared to $617.2 million used in financing activities during the year ended ended December 31, 2021. During the year ended December 31, 2022, significant activity associated with the merger included the purchase of publicly held shares totaling $1.6 billion, the issuance of $710.0 million in aggregate principal amount of 8.75% Senior Secured Notes, a $300.0 million Side Car Term Loan Facility, the payment of $84.7 million of financing costs, and the receipt of $95.2 million in net contributions related to the merger. Additionally, we paid $93.7 million for the repurchase of an aggregate principal amount of $134.5 million of our 6.125% Senior Notes and paid quarterly installments of $26.0 million on the Company’s $2.6 billion Tranche B Term Loan Facility outstanding under the Cash Flow Credit Agreement (the “Current Term Loan Facility”).
During the year ended ended December 31, 2021, we increased our Current Term Loan Facility by $108.4 million, borrowed and then repaid $190.0 million on our Current ABL Facility, paid $670.8 million to redeem the 8.00% Senior Notes and paid quarterly installments of $25.9 million on the Current Term Loan Facility.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of December 31, 2022, the Company had total future lease payments of $535.7 million, with $94.5 million payable within 12 months. See Note 9 — Leases in the Notes to the Consolidated Financial Statements for additional information.
Debt
We have certain long-term debt instruments outstanding. As of December 31, 2022, the Company had total future payments of $3.9 billion, with $29.0 million payable within 12 months. See Note 10 — Long-Term Debt in the Notes to the Consolidated Financial Statements for additional information.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and revenues and expenses reported for the relevant reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements. While our estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Accounting for Acquisitions and Goodwill
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business. For most assets and liabilities, purchase price allocation is accomplished by recording the asset or liability at its estimated fair value. The most difficult estimations of individual fair values are those involving property, plant and equipment and identifiable intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
The Company has $1,688.5 million of goodwill as of December 31, 2022, of which $624.0 million pertains to our Aperture Solutions reportable segment, $790.5 million pertains to our Surface Solutions reportable segment, and $274.1 million pertains to our Shelter Solutions reportable segment. We perform an annual impairment assessment of goodwill in the fourth quarter. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends.
In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the Consolidated Statements of (Loss) Income.
We completed our annual goodwill impairment test in the fourth quarter of 2022 using the qualitative assessment for each of our reporting units and concluded that goodwill was not impaired.
Product Warranties
The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. As of December 31, 2022, the Company’s product warranty liability was $202.5 million. The Company’s warranty liabilities are undiscounted and adjusted for inflation based on third party actuarial estimates. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the Company periodically adjusts these provisions to reflect actual experience. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. Separately, upon the sale of a weathertightness warranty in the Shelter Solutions reportable segment, the Company records the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities on the Consolidated Balance Sheets depending on when the revenues are expected to be recognized.

Income Taxes
The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The amount recorded in our Consolidated Financial Statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the potential utilization of operating and capital loss carry-forwards for federal, state, and foreign income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. We establish allowances when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canadian federal and provincial and other jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
As of December 31, 2022, the $27.2 million net operating loss carryforward included $15.4 million for U.S federal losses, $11.2 million for U.S. state losses and $0.6 million for foreign losses. The state net operating loss carryforwards began to expire in 2022, if unused, and the federal and foreign loss carryforwards will begin to expire in 2029, if unused. There are limitations on the utilization of certain net operating losses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Prices
The raw materials used in each of our reportable segments are mainly commodities. Specifically, we use PVC resin, glass and aluminum in our residential products and steel in our commercial products. Prices of these commodities can be influenced by numerous factors including, but not limited to, general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. Raw materials are generally available from numerous sources, and the number of suppliers is adequate to support production.
We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The market for our products may or may not accept price increases and, as such, there is no assurance that we can maintain margins in an environment of rising commodity prices. See Item 1A- Risk Factors - Price volatility and supply constraints for raw materials could prevent us from meeting delivery schedules to our customers or reduce our profit margins.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our revolving credit facilities and term loans facilities. The following table sets forth the annual impact of a quarter point increase or decrease in interest rates on these facilities assuming the revolving credit facilities are fully drawn:

(Amounts in thousands)	December 31, 2022	One-quarter Percent Impact on Interest Rates
Revolving credit facilities balances assuming they are fully drawn:
Asset-based lending facility	$850,000	$2,125
Cash flow revolving facility	115,000	288
First-in-last-out tranche asset-based lending facility	95,000	238
Term loan facilities outstanding balances:
Term loan facility, due April 2028	2,554,500	6,386
Term loan facility, due August 2028	300,000	750
		$9,787

In April 2021, we entered into cash flow interest rate swap hedge contracts for a total notional amount of $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. See Note 10 — Long-Term Debt in the Notes to the Consolidated Financial Statements for information on the material terms of our long-term debt and interest rate swaps.
Foreign Currency Exchange Rates
The functional currency for our Canadian operations is the Canadian dollar (“CAD”). Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar (“USD”) equivalents are reported separately in accumulated other comprehensive (loss) income on the Consolidated Statements of Equity. The net foreign currency gains (losses) included in net (loss) income in the Consolidated Statements of Loss (Income) was $(4.8) million for the period from July 25, 2022 through December 31, 2022, $0.7 million for the period from January 1, 2022 through July 24, 2022, $(3.7) million for 2021 and $1.1 million for 2020. Net foreign currency translation adjustments included in other comprehensive (loss) income were $(6.8) million for the period from July 25, 2022 through December 31, 2022, $(1.4) million for the period from January 1, 2022 through July 24, 2022, $6.6 million for 2021 and $17.3 million for 2020.
We have entered into foreign currency forward contracts with a financial institution to hedge primarily inventory purchases in Canada. At December 31, 2022, we have a total notional amount of $58.7 million hedged at fixed USD/CAD rates ranging from 1.26 to 1.35 with value dates through September 2023. In the future, we may enter into additional foreign currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the CAD.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
Grant Thornton LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cornerstone Building Brands, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 (“Successor”) and for the period from July 25, 2022 through December 31, 2022 (“Successor”) and the period from January 1, 2022 through July 24, 2022 (“Predecessor”), and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.
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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cornerstone Building Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 (“Successor”) and December 31, 2021 (“Predecessor”), the related consolidated statements of (loss) income, comprehensive (loss) income, equity, and cash flows for the periods from July 25, 2022 through December 31, 2022 (“Successor”), January 1, 2022 through July 24, 2022 (“Predecessor”), the year ended December 31, 2021 (“Predecessor”), and the year ended December 31, 2020 (“Predecessor”) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 (“Successor”) and December 31, 2021 (“Predecessor”), and the results of its operations and its cash flows for the periods from July 25, 2022 through December 31, 2022 (“Successor”), January 1, 2022 through July 24, 2022 (“Predecessor”), the year ended December 31, 2021 (“Predecessor”), and the year ended December 31, 2020 (“Predecessor”), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Warranty liability
As described in Notes 2 and 8 to the consolidated financial statements, within the Aperture Solutions and Surface Solutions segments the Company sells a number of products with warranties that do not have to be separately purchased by the customer. The specific terms and conditions of these warranties vary depending on the product sold. As these products are sold, the Company establishes a warranty liability for the cost of estimated warranty claims. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. We identified the calculation of these warranty liabilities as a critical audit matter.
The principal considerations for our determination that the calculation of these warranty liabilities are a critical audit matter is because of the specialized skills necessary to evaluate the Company’s actuarial models and judgments required to assess the underlying assumptions made by the Company. Key assumptions underlying the Company’s actuarial estimates include: paid loss development factors, exposure and loss trend factors, selected pure premiums, inflation adjustments and adjustments to account for the possibility that actual experience losses can be greater than the expected unpaid liability estimate.
Our audit procedures related to warranty liabilities included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the warranty liability calculations that ensure management reviewed the actuarial analysis, related calculations and key assumptions.
•We utilized our actuarial specialists to evaluate the actuarial methodology used and in testing the paid loss development factors, exposure and loss trend factors, selected pure premiums, inflation adjustments and adjustments to account for the possibility that actual experience losses can be greater than the expected unpaid liability estimate.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Raleigh, North Carolina
February 24, 2023

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales	$2,744,148	$3,736,084	$5,583,137	$4,617,369
Cost of sales	2,232,049	2,929,699	4,384,062	3,567,049
Gross profit	512,099	806,385	1,199,075	1,050,320
Selling, general and administrative expenses	429,361	562,836	893,082	813,655
Loss (gain) on divestitures	921	(401,413)	(831,252)	—
Gain on legal settlements	—	(76,575)	—	—
Goodwill impairment	—	—	—	503,171
Income (loss) from operations	81,817	721,537	1,137,245	(266,506)
Interest expense	(157,191)	(101,078)	(191,301)	(213,610)
Foreign exchange (loss) gain	(4,809)	686	(3,749)	1,068
Gain (loss) on extinguishment of debt	474	28,354	(42,234)	—
Other income, net	1,140	101	1,866	1,833
(Loss) income before income taxes	(78,569)	649,600	901,827	(477,215)
Income tax (benefit) provision	(15,073)	165,814	235,968	5,563
Net (loss) income	(63,496)	483,786	665,859	(482,778)
Net income allocated to participating securities	—	(3,575)	(7,815)	—
Net (loss) income applicable to common shares	$(63,496)	$480,211	$658,044	$(482,778)

Income (loss) per common share:
Basic		$3.77	$5.22	$(3.84)
Diluted		$3.73	$5.19	$(3.84)

Weighted average number of common shares outstanding:
Basic		127,316	126,058	125,562
Diluted		128,894	126,795	125,562
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Comprehensive (loss) income:
Net (loss) income	$(63,496)	$483,786	$665,859	$(482,778)
Other comprehensive income (loss), net of tax:
Foreign exchange translation (losses) gains	(6,789)	(1,367)	6,594	17,254
Unrealized gain (loss) on derivative instruments, net of income tax of $(14,837), $(16,432), $(12,063), and $10,985, respectively	40,962	62,462	14,054	(35,281)
Amount reclassified from Accumulated other comprehensive income (loss) into earnings	—	16,258	21,164	—
Unrecognized actuarial gains (losses) on pension obligation, net of income tax of $58, $—, $(3,195), and $231, respectively	336	—	4,093	(1,092)
Changes in retirement related benefit plans	—	(1,122)	—	—
Other comprehensive income (loss)	34,509	76,231	45,905	(19,119)
Comprehensive (loss) income	$(28,987)	$560,017	$711,764	$(501,897)
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	Successor	Predecessor
	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$553,551	$394,447
Accounts receivable, net	665,936	757,373
Inventories	551,828	748,732
Other current assets	125,306	86,528
Total current assets	1,896,621	1,987,080
Property, plant and equipment, net	618,064	612,295
Lease right-of-use assets	365,552	322,608
Goodwill	1,688,548	1,358,056
Intangible assets, net	2,519,023	1,524,635
Other assets, net	105,842	22,786
Total assets	$7,193,650	$5,827,460
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,000	$26,000
Current portion of lease liabilities	61,899	73,150
Accounts payable	288,938	311,737
Accrued income and other taxes	21,867	22,768
Employee-related liabilities	184,187	102,171
Rebates, warranties and other customer-related liabilities	157,752	174,872
Other current liabilities	149,596	144,737
Total current liabilities	893,239	855,435
Long-term debt	3,366,588	3,010,843
Long-term lease liabilities	302,339	251,061
Deferred income tax liabilities	653,745	252,173
Other long-term liabilities	248,794	281,609
Total liabilities	5,464,705	4,651,121

Commitments and contingencies (Note 17)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2022; 200,000,000 shares authorized, 126,992,107 issued and 126,971,036 shares outstanding at December 31, 2021	—	1,270
Additional paid-in capital	1,757,932	1,279,931
Accumulated deficit	(63,496)	(98,826)
Accumulated other comprehensive income (loss)	34,509	(5,612)
Treasury stock, at cost (— and 21,071 shares at December 31, 2022 and 2021)	—	(424)
Total equity	1,728,945	1,176,339
Total liabilities and equity	$7,193,650	$5,827,460
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
December 31, 2019 (Predecessor)	126,110,000	$1,261	$1,248,787	$(281,229)	$(32,398)	(55,513)	$(1,103)	$935,318
Treasury stock purchases	—	—	—	—	—	(1,298,253)	(7,994)	(7,994)
Retirement of treasury shares	(1,298,665)	(13)	(7,982)	—	—	1,298,665	7,995	—
Issuance of restricted stock	614,596	6	(6)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(19,119)	—	—	(19,119)
Deferred compensation obligation	—	1	(593)	—	—	29,769	592	—
Share-based compensation	—	—	17,056	—	—	—	—	17,056
Cumulative effect of accounting change	—	—	—	(678)	—	—	—	(678)
Net loss	—	—	—	(482,778)	—	—	—	(482,778)
December 31, 2020 (Predecessor)	125,425,931	1,255	1,257,262	(764,685)	(51,517)	(25,332)	(510)	441,805
Treasury stock purchases	—	—	—	—	—	(612,011)	(9,685)	(9,685)
Retirement of treasury shares	(612,011)	(6)	(9,679)	—	—	612,011	9,685	—
Issuance of restricted stock	1,861,991	18	(18)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	300,976	3	3,264	—	—	—	—	3,267
Other comprehensive income	—	—	—	—	45,905	—	—	45,905
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	29,003	—	—	—	—	29,003
Net income	—	—	—	665,859	—	—	—	665,859
December 31, 2021 (Predecessor)	126,992,107	1,270	1,279,931	(98,826)	(5,612)	(21,071)	(424)	1,176,339
Treasury stock purchases	—	—	—	—	—	(192,773)	(4,627)	(4,627)
Retirement of treasury shares	(192,773)	(2)	(4,625)	—	—	192,773	4,627	—
Issuance of restricted stock	611,178	6	(6)	—	—	—	—	—
Stock options exercised	133,529	1	1,420	—	—	—	—	1,421
Other comprehensive income	—	—	—	—	76,231	—	—	76,231
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	17,099	—	—	—	—	17,099
Net income	—	—	—	483,786	—	—	—	483,786
July 24, 2022 (Predecessor)	127,544,041	$1,275	$1,293,395	$384,960	$70,619	—	$—	$1,750,249

Pushdown fair value adjustments	—	$—	$1,978,011	$(384,960)	$(70,619)	—	$—	$1,522,432
Payments to public stockholders	(65,413,135)	(654)	(1,611,780)	—	—	—	—	(1,612,434)
Recapitalization of outstanding common shares	(62,129,906)	(621)	621	—	—	—	—	—
Contributions from parent, net	—	—	95,194	—	—	—	—	95,194
July 25, 2022 (Successor)	1,000	—	1,755,441	—	—	—	—	1,755,441
Other comprehensive income	—	—	—	—	34,509	—	—	34,509
Share-based compensation	—	—	2,323	—	—	—	—	2,323
Other	—	—	168	—	—	—	—	168
Net loss	—	—	—	(63,496)	—	—	—	(63,496)
December 31, 2022 (Successor)	1,000	$—	$1,757,932	$(63,496)	$34,509	—	$—	$1,728,945
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(63,496)	$483,786	$665,859	$(482,778)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	130,153	166,177	292,901	284,602
Amortization of debt issuance costs, debt discount and fair values	38,997	19,952	28,722	9,589
Share-based compensation expense	2,323	17,099	29,003	17,056
(Gain) loss on extinguishment of debt	(474)	(28,354)	42,234	—
Unrealized loss on foreign currency exchange rates	6,970	—	—	—
Goodwill impairment	—	—	—	503,171
Asset impairments	—	368	22,210	4,905
Loss (gain) on divestitures	921	(401,413)	(831,252)	—
Loss (gain) on sale of assets	398	(2,670)	—	(1,252)
Amortization of inventory and other fair value step-ups	66,400	1,238	—	—
Provision for credit losses	2,053	3,811	3,604	5,390
Deferred income taxes	(36,956)	(26,688)	(59,510)	(4,319)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	92,590	(101,937)	(156,066)	(61,976)
Inventories	149,748	(12,956)	(311,242)	7,927
Income taxes	(44,867)	14,116	24,865	14,146
Prepaid expenses and other	24,304	31,367	(56,768)	3,415
Accounts payable	(40,102)	44,446	72,260	4,663
Accrued expenses	(114,098)	121,871	36,944	8,276
Other, net	(37,565)	854	(19,651)	(4,398)
Net cash provided by (used in) operating activities	177,299	331,067	(215,887)	308,417
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	4,252	(528,250)	(41,841)
Capital expenditures	(98,008)	(64,848)	(114,715)	(81,851)
Proceeds from divestitures, net of cash divested	—	510,883	1,187,307	—
Proceeds from sale of property, plant and equipment	12,370	6,070	5,124	3,569
Net cash provided by (used in) investing activities	(85,638)	456,357	549,466	(120,123)
Cash flows from financing activities:
Proceeds from credit facilities	—	—	190,000	460,000
Payments on credit facilities	—	—	(190,000)	(530,000)
Proceeds from term loans	300,000	—	108,438	—
Payments on term loans	(13,000)	(13,000)	(25,905)	(25,620)
Payments to public stockholders	(1,612,434)	—	—	—
Proceeds from senior notes	710,000	—	—	500,000
Repurchases of senior notes	(23,180)	(70,560)	(670,800)	—
Payments of financing costs	(84,686)	—	(13,187)	(6,731)
Contributions from Parent, net	95,194	—	—	—
Purchases of treasury stock	—	—	—	(6,428)
Payments on derivative financing obligations	—	(7,321)	(9,377)	—
Other	165	(3,206)	(6,418)	(1,566)
Net cash (used in) provided by financing activities	(627,941)	(94,087)	(617,249)	389,655
Effect of exchange rate changes on cash and cash equivalents	304	(5)	(150)	222
Net (decrease) increase in cash, cash equivalents and restricted cash	(535,976)	693,332	(283,820)	578,171
Cash, cash equivalents and restricted cash at beginning of period	1,089,990	396,658	680,478	102,307
Cash, cash equivalents and restricted cash at end of period	$554,014	$1,089,990	$396,658	$680,478
See accompanying notes to the consolidated financial statements.

 CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, the “Company”) is a holding company incorporated in Delaware. The Company is the largest exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized in three reportable segments, which we have renamed as follows: Aperture Solutions (formerly “Windows”), Surface Solutions (formerly “Siding”) and Shelter Solutions (formerly “Commercial”).

Organization and Ownership Structure
On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”), and Camelot Return Merger Sub, Inc. (“Merger Sub”), investments funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Camelot Parent (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), the Company became a privately held company and its common shares are no longer traded on the New York Stock Exchange (“NYSE”). Following the Merger, the Stockholders Agreement, dated as of November 16, 2018, by and among the Company and certain of its stockholders, including investment funds managed by CD&R, terminated.
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
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying Consolidated Financial Statements include the accounts and operations of the Company and its majority-owned subsidiaries and all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows. All intercompany accounts and transactions have been eliminated in consolidation. Through application of pushdown accounting, the Company’s Consolidated Financial Statements are presented as Predecessor for periods prior to the Merger and Successor for subsequent periods. The Company has reclassified certain prior year amounts to conform to the current year’s presentation. All references herein for the years “2021” and “2020” represent the year ended December 31, 2021 and year ended December 31, 2020.

During the fourth quarter of 2022, the Company identified an error in its Consolidated Statement of Cash Flows for the period from January 1, 2022 through July 24, 2022 related to the classification of certain outstanding checks that were originally classified as accounts payable instead of a reduction to cash and cash equivalents. This error was deemed immaterial to the Company’s Consolidated Financial Statements. The impacts of correcting the Company’s Consolidated Statement of Cash Flow are as follows:

	January 1, 2022 through July 24, 2022
Consolidated Statement of Cash Flow	As Reported	Adjustment	Revised
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts payable	$64,044	$(19,598)	$44,446
Net cash provided by operating activities	350,665	(19,598)	331,067
Net increase in cash, cash equivalents and restricted cash	712,930	(19,598)	693,332
Cash, cash equivalents and restricted cash at end of period	1,109,588	(19,598)	1,089,990
Note 2 — Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for obsolete inventory; the impairment of goodwill and intangible assets; establishing useful lives for and evaluating the recovery of long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties and accounting for income taxes. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consists of instruments with an original maturity of three months or less. As of December 31, 2022, the Company’s cash and cash equivalents were only invested in cash.
The following table sets forth a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total the amounts shown in the Consolidated Statements of Cash Flows:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$553,551	$394,447
Other current assets - Restricted cash(1)	463	2,211
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$554,014	$396,658
(1)Restricted cash primarily relates to indemnification agreements and is included in other current assets in the Consolidated Balance Sheets.
Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in selling, general and administrative expenses in the Company’s Consolidated Statements of (Loss) Income. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted or any legal action taken by the Company has concluded.

The following table sets forth the changes in the allowance for credit losses:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance(1)	$—	$11,299	$13,313	$9,962
Cumulative effect of accounting change	—	—	—	678
Provision for expected credit losses	2,053	3,811	3,604	5,390
Amounts charged against allowance for credit losses, net of recoveries	—	307	(1,729)	(3,579)
Allowance for credit losses of acquired company at date of acquisition	—	442	269	862
Divestitures	—	(80)	(4,158)	—
Ending balance	$2,053	$15,779	$11,299	$13,313
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $15.8 million.
Inventories
Inventories are stated at the lower of cost or net realizable value less allowance for obsolete inventory using the first-in, first-out method. The Company reduces its inventory value for estimated obsolete and slow-moving inventory when evidence exists that the net realizable value of inventory is lower than its cost. The Company’s estimate is based upon multiple factors including, but not limited to: (i) historical write-offs and usage, (ii) sales of products at discounted or negative margins, (iii) discontinued products or designs, (iv) specific inventory quantities that are more than estimated future demand and (v) other market conditions. Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing. Vendor rebates are treated as a reduction to cost of sales in the Company’s Consolidated Statements of (Loss) Income.

Property, Plant and Equipment, Net
Property, plant and equipment is carried at cost. Depreciation is provided on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value less costs to sell at the time the assets are being actively marketed for sale. Depreciation and amortization are recognized in cost of sales or selling, general and administrative expenses based on the nature and use of the underlying assets.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including, but not limited to, property, plant and equipment and finite-lived intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected within other operating costs on the Consolidated Statements of (Loss) Income. The Company recorded impairments relating to its long-lived assets of $0.0 million for the period from July 25, 2022 through December 31, 2022, $0.4 million for the period from January 1, 2022 through July 24, 2022, $22.2 million for 2021 and $4.9 million for 2020.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually and completes its annual review in the fourth quarter. When evaluating goodwill for impairment, the Company estimates the fair value of its reporting units. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The determination of fair value incorporates significant unobservable inputs. The Company records goodwill adjustments for changes to the purchase price allocation prior to the end of the measurement period, which is not to exceed one year from the acquisition date. The Company recognized impairments relating to goodwill of $0.0 million from July 25, 2022 through December 31, 2022, January 1, 2022 through July 24, 2022 and 2021 and $503.2 million of impairment for 2020.
Product Warranties
The Company offers a number of warranties associated with the products it sells. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience, expectations regarding future costs to be incurred and information provided by third party actuarial estimates. Warranty costs are included within cost of goods sold.
Leases
The Company has leases for certain manufacturing, warehouse and distribution locations, offices, vehicles and equipment. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of which are real estate agreements in which future increases in rent are based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company accounts for lease and non-lease components as a single lease component for all leases other than leases of durable tooling. The Company has elected to exclude leases with an initial term of 12 months or less from the Consolidated Balance Sheets and recognizes related lease payments in the Consolidated Statements of (Loss) Income on a straight-line basis over the lease term.
Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the reasonably expected holding period at the commencement date of the leases. Few of the Company’s lease contracts provide a readily determinable implicit rate. As such, an estimated incremental borrowing rate is utilized, based on information available at the inception of the lease. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
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
Long-term Debt Discounts, Issuance Costs and Fair Value Adjustments
Unamortized discounts, debt issuance costs and fair value adjustments incurred relating to long-term debt are amortized over the term of the related financing using the effective interest method.

Revenue Recognition
The Company enters into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. Given the nature of the Company's sales arrangements, the Company is not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for the Company’s products. Revenue is generally recognized when the product has shipped from the Company’s facility and control has transferred to the customer. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome.
The Company’s revenues are adjusted for variable consideration, which includes customer volume rebates, prompt payment discounts, customer returns and other incentive programs. The Company measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Measurement of variable consideration is reviewed by management periodically and revenue is adjusted accordingly. The Company does not have significant financing components. The Company recognizes installation revenue, mainly within the stone veneer business, over the period for which the stone is installed, which is typically a very short duration.

Shipping and handling activities billed to customers are treated as fulfillment costs. Shipping and handling activities performed before a customer obtains control of the product are not treated as a separate performance obligation and are included in revenue at the same point in time the related product revenue is recognized, while shipping and handling costs are expenses as incurred and recorded within in cost of sales in the Company’s Consolidated Statements of (Loss) Income.

In accordance with certain contractual arrangements, the Company receives payment from its customers in advance related to performance obligations that are to be satisfied in the future and recognizes such payments as deferred revenue, mainly related to the Company’s weathertightness warranties.
A portion of the Company’s revenue, exclusively within the Shelter Solutions reportable segment, includes multiple-element revenue arrangements due to multiple deliverables. Each deliverable is generally determined based on customer-specific manufacturing and delivery requirements. Because the separate deliverables have value to the customer on a stand-alone basis, they are typically considered separate units of accounting. A portion of the entire job order value is allocated to each unit of accounting. Revenue allocated to each deliverable is recognized upon shipment. The Company uses estimated selling price (“ESP”) based on underlying cost plus a reasonable margin to determine how to separate multiple-element revenue arrangements into separate units of accounting, and how to allocate the arrangement consideration among those separate units of accounting. The Company determines ESP based on normal pricing and discounting practices.
For the period from July 25, 2022 through December 31, 2022 and for the period from January 1, 2022 through July 24, 2022, one customer accounted for 13.1% and 11.8% of the Company’s net sales. The sales attributed to this customer are included in all three of the Company’s reportable segments.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $11.3 million for the period from July 25, 2022 through December 31, 2022, $11.1 million for the period from January 1, 2022 through July 24, 2022, $16.9 million for 2021 and $15.1 million for 2020. These costs are included in selling, general and administrative expenses on the Consolidated Statements of (Loss) Income.
Share-Based Compensation
Share-based compensation expense, measured as the fair value of an award on the date of grant, is recorded over the requisite service or performance period. For awards with performance conditions, the amount of share-based compensation expense recognized is based upon the probable outcome of the performance conditions, as determined by the Company. The Company accounts for forfeitures of outstanding but unvested awards in the period they occur.
Income Taxes
Deferred income tax assets and liabilities are measured based on differences between the financial statement basis and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized.

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company recognizes tax benefits from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on technical merits of the positions. The tax benefits recognized from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement.

Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value as of December 31, 2022 and 2021 given the instruments relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs. U.S. GAAP requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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
Foreign Currency Remeasurement and Translation
The Company’s reporting currency is the United States (“U.S.”) dollar while the functional currency of the Company’s significant non-U.S. subsidiaries is the Canadian Dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in equity. Gains (losses) arising from transactions denominated in a currency other the functional currency of the entity that is party to the transaction are included in net income (loss) on the Company’s Consolidated Statements of (Loss) Income.
Contingencies
The Company’s contingent liabilities are related primarily to litigation and environmental matters and are based upon assumptions and estimates regarding the probable outcome of the matter. The Company estimates the probability by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). The Company estimates loss contingencies and unasserted claims when it believes a loss is probable and the amount of the loss can be reasonably estimated. The ultimate losses incurred upon final resolution of loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in the Consolidated Statements of (Loss) Income in the period in which such changes occur.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, that deferred the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is evaluating the impact of electing to apply the amendments.
Note 3 — Mergers, Acquisitions and Divestitures
CD&R Merger Transaction
On July 25, 2022, Merger Sub merged with and into the Company, with the Company surviving the merger as a subsidiary of Camelot Parent. CD&R previously held 61.9 million shares of the Company immediately prior to the Merger. As a result of the Merger, CD&R became the indirect owners of all of the issued and outstanding shares of Company common stock that CD&R did not already own.

The Merger was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair market value at the date of the Merger.

The Merger was funded in part with proceeds from the following issuances:
•$300.0 million aggregate principal amount term loan facility, due August 2028;
•$710.0 million of 8.750% Senior Secured Notes due August 2028;
•$564.4 million of cash from the Company;
•$464.4 million aggregate principal amount of 2.99% senior payment-in-kind notes due 2029 that were issued and are held by Camelot Return Parent, LLC (“Camelot Return Parent”), an indirect parent of Company; and
•$195.0 million from preferred shares of Camelot Return Parent.
Neither the Company nor any of its subsidiaries is a guarantor of or is obligated to make any payments related to the 2.99% senior payment-in-kind notes due 2029 held by Camelot Return Parent.
The calculation of the total consideration paid follows:

Consideration
Common shares purchased	65,613,349
Common share closing price	$24.65
Merger consideration, common shares purchased	$1,617,369
Effective settlement of pre-existing relationships(1)	128,721
Total Merger consideration	1,746,090
Fair value of common shares previously held by CD&R and other adjustments(2)	1,526,591
Total equity value	$3,272,681
(1)    Consists mainly of employee share-based compensation awards that were outstanding at that time the Merger was consummated.
(2)    Consists of 61.9 million common shares, with shares rolled over or acquired by Camelot Parent.
The following table summarizes the fair value of net assets acquired:

Fair Value
Merger consideration	$1,746,090
Fair value of common shares previously held by CD&R and other adjustments	1,526,591
Total equity value	$3,272,681

Cash and cash equivalent	$1,087,586
Accounts receivable	794,341
Inventories	768,827
Property, plant and equipment	581,617
Lease right-of-use assets	252,262
Goodwill	1,693,594
Intangible assets	2,610,685
Other assets	120,543
Total assets acquired	7,909,455
Accounts payable	329,105
Accrued liabilities	623,647
Long-term debt	2,467,210
Lease liabilities	252,262
Deferred income tax liabilities	679,014
Other liabilities	285,536
Total liabilities assumed	4,636,774
Net assets acquired	$3,272,681

The above purchase price allocation is based upon provisional information and is subject to revision during the measurement period (up to one year from the date of the Merger) as additional information concerning valuations is obtained. During the measurement period, as the Company obtains new information regarding facts and circumstances that existed as of the date of the Merger that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation and may include, but not limited to, adjustments pertaining to intangible assets acquired, property, plant and equipment acquired and tax liabilities assumed. The effect of measurement period adjustments on the estimated fair value elements will be reflected as if the adjustments had been made as of the date of the Merger. Residual amounts will be allocated to goodwill.
As part of pushdown accounting, we recorded the provisional goodwill and it has been allocated to reporting units expected to benefit from the business combination. The goodwill is mainly attributable to cost savings in manufacturing productivity; freight and logistics; procurement; and other operating costs, as well as operational improvements in recent acquisitions to be achieved subsequent to the Merger. The goodwill recorded is not deductible for income tax purposes.
The Company identified intangible assets for customer lists and relationships and trademarks, trade names and other. Intangible assets are amortized on a straight-line basis over their expected useful lives. The provisional fair value and weighted average estimated useful life of identifiable intangible assets consists of the following:

	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$2,088,548	13
Trade names and other	522,137	13
Total	$2,610,685
The Company incurred transaction costs of $29.4 million associated with the Merger, of which $0.7 million was recognized in the period from July 25, 2022 through December 31, 2022 and $28.7 million was recognized in the period from January 1, 2022 through July 24, 2022. These costs are included in selling, general and administrative expenses on the Consolidated Statements of (Loss) Income.
Unaudited Pro Forma Financial Information
Had the Merger occurred at the beginning of 2020, unaudited pro forma revenues and net income for the period from January 1, 2022 through July 24, 2022, 2021 and 2020 would not have been materially different than the amounts reported as the pro forma adjustments would primarily reflect the amortization of intangibles and depreciation of property, plant and equipment that received a step up in basis and the cost to finance the transaction, net of the related tax effects. The unaudited supplemental pro forma financial information would not give effect to the potential impact of current financial conditions, operating efficiencies or cost savings that may result from the Merger or any integration costs. Unaudited pro forma balances would not necessarily be indicative of operating results had the Merger occurred on January 1, 2020 or of future results.
Acquisitions
Union Corrugating Company Holdings, Inc.
On December 3, 2021, the Company acquired the issued and outstanding common stock of Union Corrugating Company Holdings, Inc. (“UCC”) for a purchase price of $214.2 million, including a post-closing adjustment of $2.6 million that was finalized in the first quarter of 2022. UCC is a leading provider of residential metal roofing, metal buildings, and roofing components. The addition of UCC advances our growth strategy by expanding our offering to customers in the high growth metal roofing market. This acquisition was funded through cash available on the Company’s Consolidated Balance Sheet. The Company reports UCC results within the Shelter Solutions reportable segment.

The following table summarizes the final fair value of net assets acquired:

Fair Value
Cash	$19,594
Accounts receivable	20,515
Inventories	66,420
Property, plant and equipment	24,184
Lease right of use assets	37,964
Trade name and customer relationship intangibles	97,560
Goodwill	63,933
Other assets	1,466
Total assets acquired	331,636
Accounts payable and other liabilities assumed	57,163
Lease liabilities	37,964
Deferred income taxes	22,310
Total liabilities assumed	117,437
Net assets acquired	$214,199
The $63.9 million of goodwill was allocated to the Shelter Solutions reportable segment. Goodwill from this acquisition is not deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to be realized.
Cascade Windows
On August 20, 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $237.7 million in cash, including a post-closing adjustment of $1.8 million that was finalized in the first quarter of 2022. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the U.S., expanding our manufacturing capabilities and creating new opportunities for us in the Western U.S. This acquisition was funded through cash available on the Company’s Consolidated Balance Sheet. The Company reports Cascade Windows’ results within the Aperture Solutions reportable segment.

The following table summarizes the final fair value of net assets acquired:

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
Kleary
On March 2, 2020, the Company acquired 100% of the issued and outstanding shares of the common stock of Kleary Masonry, Inc. (“Kleary”) for total consideration of $40.0 million, exclusive of the $2.0 million working capital adjustment that was finalized during the three months ended July 4, 2020. The transaction was financed with cash on hand and through borrowings under the Company’s asset-based revolving credit facility. Kleary’s results are reported within the Surface Solutions reportable segment.
Unaudited Pro Forma Financial Information
The following table provides unaudited supplemental pro forma results for the Company had the acquisitions occurred on January 1, 2020:

	Predecessor
	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales	$5,977,230	$5,056,390
Net income (loss) applicable to common shares	663,273	(480,289)
Net income (loss) per common share:
Basic	$5.26	$(3.83)
Diluted	$5.23	$(3.83)
The unaudited supplemental pro forma financial information was prepared based on the historical information of the Company, UCC, Cascade Windows, Prime Windows and Kleary. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the acquisitions occurred on January 1, 2020 or of future results.
Divestitures
Coil Coatings
On June 28, 2022, the Company completed the sale of the coil coatings business to BlueScope Steel Limited for initial cash proceeds of $500.0 million, subject to working capital and other customary adjustments. In connection with the transaction, the Company entered into long-term supply agreements to secure a continued supply of light gauge coil coating and painted hot roll steel. For the period from January 1, 2022 through July 24, 2022, the Company recognized a pre-tax gain of $394.2 million for the coil coatings divestiture, which is included in gain on divestitures in the Consolidated Statements of (Loss) Income. The Company incurred $9.6 million of divestiture-related costs for the period from January 1, 2022 through July 24, 2022, which are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of (Loss) Income. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations. The coil coatings business results prior to the sale are reported within the Shelter Solutions reportable segment.
IMP and DBCI Businesses
On August 9, 2021, the Company completed the sale of its IMP business for cash proceeds of $1.0 billion. On August 18, 2021, the Company completed the sale of its DBCI business for cash proceeds of $168.9 million. The IMP and DBCI businesses were within the Company’s Shelter Solutions reportable segment. For the year ended December 31, 2021, the Company recognized a pre-tax gain of $679.8 million for the IMP divestiture and $151.5 million for the DBCI divestiture, which are included in gain on divestitures in the Consolidated Statements of (Loss) Income. As part of the consideration received for the sale of the IMP business, we entered into a short-term agreement with the purchaser to supply steel for the IMP business. We recognized $15.5 million in net sales under the supply agreement, which ended in December 2021. For the year ended December 31, 2021, the Company incurred $21.3 million of divestiture-related costs, which are recorded in strategic development and acquisition related costs in the Company’s Consolidated Statements of (Loss) Income. During the period from January 1, 2022 through July 24, 2022, the Company received additional cash proceeds of $7.2 million as a settlement of working capital related to the 2021 sale of the IMP business. These proceeds were recognized in gain on divestitures in the Consolidated Statements of (Loss) Income. The divested businesses did not represent strategic shifts that have a major effect on our operations and financial results, so they were not presented as discontinued operations.

Note 4 — Inventories
The following table sets forth the components of inventories:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Raw materials	$312,380	$485,642
Work in process	67,424	65,070
Finished goods	172,024	198,020
Total inventories	$551,828	$748,732
The following table sets forth the changes to the allowance for obsolete inventory:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance(1)	$—	$21,281	$22,172	$18,712
Provisions	3,805	7,197	5,155	8,015
Dispositions	(1,578)	(2,335)	(6,029)	(4,555)
Allowance of acquired company at date of acquisition	—	3,817	705	—
Divestitures	—	(400)	(722)	—
Ending balance	$2,227	$29,560	$21,281	$22,172
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $29.6 million.

Note 5 — Property, Plant and Equipment, Net
The following sets forth the components of property, plant and equipment, net:

	Range of Useful Lives (Years)			Successor	Predecessor
				December 31, 2022	December 31, 2021
Land				$16,970	$24,812
Buildings and improvements	15	–	39	111,296	253,637
Machinery and equipment	3	–	15	526,764	990,338
				655,030	1,268,787
Less: accumulated depreciation and amortization				(36,966)	(656,492)
Total property, plant and equipment, net				$618,064	$612,295
Depreciation and amortization expense related to property, plant and equipment was $44.7 million for the period from July 25, 2022 through December 31, 2022, $56.7 million for the period from January 1, 2022 through July 24, 2022, $103.0 million for 2021 and $103.5 million for 2020.

Note 6 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2020 (Predecessor)	$397,024	$654,821	$142,884	$1,194,729
Acquisitions	143,964	122	140,342	284,428
Divestiture	—	—	(121,464)	(121,464)
Currency translation	208	155	—	363
Balance, December 31, 2021 (Predecessor)	$541,196	$655,098	$161,762	$1,358,056
Currency translation	(750)	(561)	—	(1,311)
Measurement period adjustments(1)	(366)	(10)	(97,474)	(97,850)
Balance, July 24, 2022 (Predecessor)	$540,080	$654,527	$64,288	$1,258,895

Balance, July 25, 2022 (Successor)	$612,368	$763,324	$284,796	$1,660,488
Measurement period adjustments(2)	14,527	29,288	(10,709)	33,106
Currency translation	(2,886)	(2,160)	—	(5,046)
Balance, December 31, 2022 (Successor)	$624,009	$790,452	$274,087	$1,688,548
(1)Primarily reflects the fair value of acquired intangibles totaling $97.6 million in connection with the acquisition of UCC, which is reported in the Shelter Solutions reportable segment.
(2)Measurement period adjustments have been recorded as the Company has obtained additional information since the preliminary purchase price allocation of the assets and liabilities acquired in connection with the Merger. The measurement period adjustments did not have a significant impact on the Company’s results of operations.
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2022 (Successor)(1)
Amortized intangible assets:
Trademarks, trade names and other		13		13	$522,137	$(18,332)	$503,805
Customer lists and relationships		13		13	2,088,548	(73,330)	2,015,218
Total intangible assets					$2,610,685	$(91,662)	$2,519,023

	Range of Life (Years)			Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2021 (Predecessor)
Amortized intangible assets:
Trademarks, trade names and other	3	–	15	7	$241,727	$(76,574)	$165,153
Customer lists and relationships	7	–	20	9	1,845,511	(486,029)	1,359,482
Total intangible assets					$2,087,238	$(562,603)	$1,524,635
(1)In connection with the Merger, the Company recorded a provisional intangible asset fair value. The fair value is based on preliminary information and subject to revision during the measurement period.

Intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. Amortization expense related to intangible assets was $85.4 million for the period from July 25, 2022 through December 31, 2022, $109.5 million for the period from January 1, 2022 through July 24, 2022, $189.5 million for 2021, and $181.0 million for 2020.
The expected amortization expense over the next five years and thereafter for acquired intangible assets recorded as of December 31, 2022 is as follows:

2023	$200,822
2024	200,822
2025	200,822
2026	200,822
2027	200,822
Thereafter	1,514,913
$2,519,023
Note 7 — Other Current Liabilities
The following table sets forth the components of other current liabilities:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Accrued insurance	$23,609	$20,473
Accrued freight	11,130	12,604
Accrued facilities	4,687	1,901
Professional services	10,380	11,993
Interest rate swaps	7,000	13,127
Accrued interest	48,595	19,775
Other accrued expenses	44,195	64,864
Total other current liabilities	$149,596	$144,737

Note 8 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Balance, beginning of period(1)	$203,011	$218,356	$216,230
Acquisitions	—	189	10,518
Divestitures	—	(4,345)	(2,245)
Warranties sold	879	1,052	1,986
Revenue recognized	(1,135)	(1,383)	(2,650)
Expense	17,019	26,910	26,129
Settlements	(17,311)	(21,311)	(31,612)
Balance, end of period	$202,463	$219,468	$218,356
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$25,304	$26,888	$30,181
Noncurrent liabilities – Other long-term liabilities	177,159	192,580	188,175
Total product warranty liability	$202,463	$219,468	$218,356
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $16.5 million.
Note 9 — Leases
The following sets forth weighted average information about the Company’s lease portfolio as of December 31, 2022:

Weighted-average remaining lease term	7.2 years
Weighted-average incremental borrowing rate	10.49%
The following table sets forth components of operating lease costs:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease costs
Fixed lease costs	$35,419	$54,910	$107,938	$113,760
Short-term lease costs	19,221	17,051	8,350	8,478
Variable lease costs	49,251	54,316	94,296	62,317

The following table sets forth cash and non-cash lease activities:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34,104	$42,069	$91,024	$99,076
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$277,724	$10,601	$88,826	$19,785
(1)    For the period July 25, 2022 through December 31, 2022, all leases that existing prior to the Merger were treated as new operating leases.
For the period from July 25, 2022 through December 31, 2022, the Company renewed certain existing facility and transportation leases which resulted in the net remeasurement of the existing lease right-of-use assets in the amount of $110.2 million.
The following table sets forth future minimum lease payments under non-cancelable leases as of December 31, 2022:

Operating Leases
2023	$94,475
2024	89,095
2025	78,674
2026	72,396
2027	36,246
Thereafter	164,825
Total future minimum lease payments	535,711
Less: interest	171,473
Present value of future minimum lease payments	$364,238

Note 10 — Long-Term Debt
The following table sets forth the components of long-term debt:

		Successor				Predecessor
		December 31, 2022				December 31, 2021
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,554,500	$(348,769)	$—	$2,205,731	$2,580,500	$(37,811)	$2,542,689
Term loan facility, due August 2028	9.69%	300,000	—	(21,538)	278,462	—	—	—
6.125% senior notes due January 2029	13.73%	365,541	(111,524)	—	254,017	500,000	(5,846)	494,154
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(52,622)	657,378	—	—	—
Total long-term debt		$3,930,041	$(460,293)	$(74,160)	$3,395,588	$3,080,500	$(43,657)	$3,036,843
Reflected as:
Current liabilities - Current portion of long-term debt					$29,000			$26,000
Non-current liabilities - Long-term debt					3,366,588			3,010,843
Total long-term debt					$3,395,588			$3,036,843
Fair value - Senior notes - Level 1					$907,993			$531,900
Fair value - Term loans - Level 2					2,580,000			2,570,823
Total fair value					$3,487,993			$3,102,723
(1)On July 25, 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
The following table sets forth the scheduled maturity of our debt:

2023	$29,000
2024	29,000
2025	29,000
2026	29,000
2027	29,000
Thereafter	3,785,041
$3,930,041
Revolving Credit Facilities
The following table sets forth the Company’s availability under its credit facilities:

	Successor			Predecessor
	December 31, 2022			December 31, 2021
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility	$850,000	$—	$48,000	$611,000	$—	$45,000
Cash flow revolver(1)	115,000	—	—	115,000	—	—
First-in-last-out tranche asset-based lending facility	95,000	—	—	—	—	—
Total	$1,060,000	$—	$48,000	$726,000	$—	$45,000
(1)     Cash flow revolver commitments of $23.0 million mature in April 2023 and $92.0 million mature in April 2026.

Merger Transaction
In July 2022, in connection with the Merger, the Company:
•Incurred a new $300.0 million aggregate principal amount Side Car Term Loan Facility (as defined below).
•Issued $710.0 million 8.750% Senior Secured Notes (as defined below) due August 2028.
•Increased the ABL Facility (as defined below) available under the ABL Credit Agreement (as defined below) from $611.0 million to $850.0 million and amended the ABL Credit Agreement to, among other things, extend the maturity of the ABL Facility to July 2027.
•Added the ABL FILO Facility (as defined below) of $95.0 million under the ABL Credit Agreement. The ABL FILO Facility terminates in July 2027.
The proceeds totaling $1.0 billion, together with other sources, were used to purchase all remaining issued and outstanding shares of Cornerstone Building Brands and related fees to consummate the Merger.
Term Loan Facility due April 2028 and Cash Flow Revolver
In April 2018, Ply Gem Midco entered into a Cash Flow Agreement (as amended from time to time, the “Cash Flow Credit Agreement”), which provides for (i) a term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $2,600.0 million, issued with a discount of 0.5% and (ii) a cash flow-based revolving credit facility (the “Cash Flow Revolver”) of up to $115.0 million. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Borrower (as defined in the Cash Flow Credit Agreement) under the Term Loan Facility and Cash Flow Revolver (together the “Cash Flow Facilities”).
The Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum.
Loans outstanding under the Cash Flow Revolver bear annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 2.50% to 3.00% per annum depending on the Company’s secured leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on the Company’s secured leverage ratio. There are no amortization payments under the Cash Flow Revolver. Additionally, unused commitments under the Cash Flow Revolver are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Company’s secured leverage ratio.
Subject to certain exceptions, the Term Loan Facility is subject to mandatory prepayments in an amount equal to:
•the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and
•50% of annual excess cash flow (as defined in the Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. No payments were required in 2022 under the year 2021 excess cash flow calculation.
Both the Term Loan Facility and Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
ABL Facility due July 2027
On April 12, 2018, Ply Gem Midco entered into an ABL Credit Agreement (as amended from time to time, the “ABL Credit Agreement”), which provides for (a) an asset-based revolving credit facility of up to $850.0 million (amended from time to time the “ABL Facility”), a portion of which is (i) available to U.S. borrowers and (ii) available to U.S. and Canadian borrowers. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Parent Borrower (as defined in the ABL Credit Agreement) under the ABL Facility, and (b) a first-in-last-out tranche asset-based revolving credit facility of up to $95.0 million (the “ABL FILO Facility”) available to U.S. borrowers.
Borrowing availability under the ABL Facility and the ABL FILO Facility (collectively, the “ABL Facilities”) is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings.

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
Loans outstanding under the ABL FILO Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a term SOFR rate (subject to a SOFR floor of 0.00%) plus an applicable margin ranging from 2.25% to 2.75% per annum depending on the average daily excess availability under the ABL FILO Facility or (ii) an alternate base rate plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the ABL FILO Facility. Additionally, unused commitments under the ABL FILO Facility are subject to a 0.25% per annum fee.

Side Car Term Loan Facility due August 2028

On July 25, 2022, the Company entered into a Term Loan Credit Agreement (as amended from time to time, the “Side Car Term Loan Credit Agreement”) which provides for a term loan facility (the “Side Car Term Loan Facility”) in an original aggregate principal amount of $300.0 million. The Side Car Term Loan Credit Agreement will mature on August 1, 2028.

Loans outstanding under the Side Car Term Loan Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a term SOFR rate plus 5.625% (subject to a SOFR floor of 0.50%) or (ii) an alternate base rate plus 4.625%. Borrowings under the Side Term Loan Credit Agreement amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount.

The Side Car Term Loan Facility may be prepaid at the Company’s option at any time, subject to certain prepayment premiums if prepaid prior to August 1, 2026.

6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (the “6.125% Senior Notes”). The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15 commencing on January 15, 2021.
The 6.125% Senior Notes are unsecured senior indebtedness and are effectively subordinated to all of the Company’s existing and future senior secured indebtedness, including indebtedness under the Term Loan Facility, the Cash Flow Revolver, the Side Car Term Loan Facility, the 8.750% Senior Secured Notes and the ABL Facilities, and are senior in right of payment to future subordinated indebtedness of the Company.
The Company may redeem the 6.125% Senior Secured Notes in whole or in part at any time subject to certain prepayment premiums if the 6.125% Senior Secured Notes were to be redeemed prior to September 15, 2023.
8.750% Senior Secured Notes due August 2028
On July 25, 2022, the Company issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028 (the “8.750% Senior Secured Notes”). The 8.750% Senior Secured Notes bear interest at 8.750% per annum and will mature on August 1, 2028. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The first interest date will be January 15, 2023.
The 8.750% Senior notes are secured senior indebtedness and rank equal in right of payment with all existing and future senior indebtedness, and are senior in right of payment to all existing and future subordinated indebtedness of the Company, including the 6.125% Senior Notes.
The Company may redeem the 8.750% Senior Secured Notes in whole or in part at any time subject to certain prepayment premiums if the 8.750% Senior Secured Notes were to be redeemed prior to August 1, 2026.
Repurchase of 6.125% Senior Notes
Under a 10b5-1 plan approved by the Board of Directors, the Company repurchased an aggregate principal amount of $100.0 million for $70.6 million in cash during the period from January 1, 2022 through July 24, 2022 and an aggregate principal amount of $34.5 million for $23.2 million in cash during the period from July 25, 2022 through December 31, 2022. The gains, which included the write-off of associated unamortized debt discount and deferred financing costs, totaled

$28.4 million in the period from January 1, 2022 through July 24, 2022 and $0.5 million in the period from July 25, 2022 through December 31, 2022, were recognized as gain on extinguishment of debt in the Consolidated Statements of (Loss) Income.
Redemption of 8.00% Senior Notes
In April 2021, the Company redeemed the outstanding $645.0 million aggregate principal amount of the 8.00% Senior Notes due April 2026 for $670.8 million. The redemption resulted in a pre-tax loss on extinguishment of debt in the Consolidated Statements of (Loss) Income of $41.9 million, comprising a make-whole premium of $25.8 million and a write-off of $16.1 million of unamortized deferred financing costs.
Other Information
The obligations under the Company’s debt agreements are generally guaranteed by each direct and indirect wholly-owned U.S. restricted subsidiary of the Company, subject to certain exceptions. In addition, the obligations of the Canadian borrowers under the ABL Facility are guaranteed by each direct and indirect wholly-owned Canadian restricted subsidiary of the Canadian borrowers, subject to certain exceptions. In addition, the obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Facility and the Company’s various secured notes are guaranteed by Camelot Parent, which guarantee is non-recourse and limited to the equity interests of the Company. The obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Facility and the Company’s various secured notes are also secured by a perfected security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor and in the capital stock of the Company, subject to certain exceptions and subject to priority of security interests provided therein.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of December 31, 2022.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

	May 2019 Swap(1)	April 2021 Swaps
Notional amount	$500,000	$1,000,000
Forecasted term loan interest payments being hedged	1-month LIBOR	1-month LIBOR
LIBOR floor (per annum - matches floor in hedged item)	0.00%	0.50%
Fixed rate paid on $500,000 and $1,500,000 notional amounts	2.1680%	2.0340%
Fixed rate received on $(500,000) notional amount	n/a	(2.1680)%
Origination date	July 12, 2019	April 15, 2021
Maturity - Fixed rate paid	July 12, 2023	April 15, 2026
Maturity - Fixed rate received	n/a	July 12, 2023
Fair value at December 31, 2022 - Other current assets	$7,000	$—
Fair value at December 31, 2022 - Other assets, net	$—	$95,361
Fair value at December 31, 2022 - Other current liabilities	$—	$7,000
Fair value at December 31, 2021 - Other assets, net	$11,543	$—
Fair value at December 31, 2021 - Other current liabilities	$—	$13,127
Fair value at December 31, 2021 - Other long-term liabilities	$11,543	$28,279
Level in fair value hierarchy(2)	Level 2	Level 2
(1)The May 2019 swap was de-designated from cash flow hedge accounting in April 2021.
(2)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based LIBOR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Note 11 — Employee Benefit Plans
Defined Benefit Plans
The Company has certain defined benefit plans which are frozen with no further increases in benefits for participants may occur as a result of increases in service years or compensation. In connection with the sale of the coil coatings business on June 28, 2022, the Company transferred two defined benefit plans and an other post-employment benefit plan to the purchaser resulting in no further benefit obligation at the time of sale.
The following table sets forth the weighted average actuarial assumptions used to determine benefit obligations:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Discount rate	5.45%	2.85%
The following table sets forth the weighted average actuarial assumptions used to determine net periodic benefit cost (income):

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Discount rate	4.40%	2.85%	2.50%
Expected return on plan assets	5.16%	4.85%	5.95%

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
As of December 31, 2022, all of our defined pension plans have projected benefit obligations in excess of the fair value of plan assets. The following table sets forth the changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on the Consolidated Balance Sheets:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Change in benefit obligation:
Beginning of period	$70,676	$97,134	$104,934
Service cost	—	23	54
Interest cost	1,254	1,529	2,542
Benefits paid	(2,607)	(3,339)	(6,641)
Actuarial gains	(5,859)	(13,523)	(3,755)
Divestitures	—	(11,148)	—
End of period	$63,464	$70,676	$97,134
Accumulated benefit obligation at end of period	$63,464	$70,676	$97,134

Change in plan assets:
Beginning of period	$63,627	$98,954	$94,215
Actual return on plan assets	(4,284)	(16,524)	8,162
Company contributions	—	—	3,218
Benefits paid	(2,606)	(3,339)	(6,641)
Divestitures	—	(15,464)	—
End of period	$56,737	$63,627	$98,954

Funded status at end of period	$(6,727)	$(7,049)	$1,820

		Successor	Predecessor
		December 31, 2022	December 31, 2021
Amounts recognized on the Consolidated Balance Sheets
Noncurrent assets		$—	$5,098
Noncurrent liabilities		(6,727)	(3,278)
		$(6,727)	$1,820

The following table sets forth the weighted average asset allocations by asset category for the defined benefit plans:

	Successor	Predecessor
Investment type	December 31, 2022	December 31, 2021
Equity securities	38%	31%
Debt securities	60%	67%
Real estate	2%	2%
Total	100%	100%
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
The fair values of the assets of the defined benefit plans at December 31, 2022 and 2021, by asset category and by levels of fair value were as follows:

	Successor			Predecessor
	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$27	$—	$27	$20	$—	$20
Mutual funds:
Growth funds	4,271	—	4,271	6,649	—	6,649
Real estate funds	1,395	—	1,395	2,072	—	2,072
Equity income funds	4,217	—	4,217	6,197	—	6,197
Index funds	9,036	—	9,036	12,642	—	12,642
International equity funds	3,795	—	3,795	4,883	—	4,883
Fixed income funds	6,680	27,316	33,996	12,982	53,509	66,491
Total	$29,421	$27,316	$56,737	$45,445	$53,509	$98,954
The following tables set forth the components of the net periodic benefit income:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Service cost	$—	$23	$54	$46
Interest cost	1,254	1,529	2,542	3,231
Expected return on assets	(1,316)	(2,650)	(5,439)	(4,958)
Amortization of prior service cost	—	—	65	62
Amortization of loss	—	117	416	433
Net periodic benefit income	$(62)	$(981)	$(2,362)	$(1,186)
The following table sets forth the amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Unrecognized actuarial (gain) loss	$278	$4,946

The following tables set forth the changes in plan assets and benefit obligation recognized in other comprehensive income (loss):

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net actuarial (gain) loss	$(278)	$9,966	$(6,479)	$1,777
Amortization of net actuarial gain (loss)	—	117	(416)	(433)
Amortization of prior service cost	—	—	(65)	(63)
Total recognized in other comprehensive (loss) income	$(278)	$10,083	$(6,960)	$1,281
We expect the following benefit payments to be made:

Years ending	Defined Benefit Plans
2023	$5,611
2024	5,536
2025	5,468
2026	5,408
2027	5,339
2028 - 2032	24,721
Defined Contribution Plan
The Company has a 401(k) profit sharing plan that allows participation by all eligible employees. The Company’s contributions vary, but are based primarily on each participant’s level of contributions, which cannot exceed the maximum allowable for income tax purposes. The Company’s contribution expense for matching contributions to the plan was $6.6 million for the period from July 25, 2022 through December 31, 2022, $10.2 million for the period from January 1, 2022 through July 24, 2022, $16.3 million for 2021, and $16.2 million for 2020.
Deferred Compensation Plan
The Company has a deferred compensation plan that allows its officers and key employees to defer a minimum and a maximum deferral percentage of the employee’s base salary and bonus until a specified date in the future, including at or after retirement. As of December 31, 2022 and 2021, the liability balance of the deferred compensation plan was $1.7 million and $2.8 million and was included in employee-related liabilities on the Company’s Consolidated Balance Sheets. The investments in the rabbi trust were $1.7 million and $2.8 million as of December 31, 2022 and 2021.
Note 12 — Share-based Compensation
Merger Transaction
Prior to July 24, 2022, under its long-term stock incentive plan, the Company had several share-based compensation award types, including stock options, restricted stock units and performance share unit awards (collectively, the “Pre-Merger Awards”). In connection with the Merger, outstanding vested stock option awards were canceled and converted to the right to receive a fixed amount of cash equal to the intrinsic value of the awards and were paid in August 2022. Performance share unit awards (“PSUs”) granted to certain key employees in March 2021 were paid in cash in September 2022 with the applicable total stockholder return metric determined using a per share price equal to the Merger consideration and the EBITDA-based metric determined based on target performance.

Resulting from the Merger, unvested awards were cancelled and converted into a contingent contractual right to receive a payment in cash equal to the Merger consideration per award, subject to the same time-based vesting conditions as the original awards, which is typically three to five years. In the case of the PSUs that were granted in March 2020 to executives and certain key employees and in March 2021 to executives, the contingent contractual right to receive a cash payment from the Company will equal the product of the number of performance share units earned under the terms of the applicable award agreement, but with the applicable total stockholder return metric determined using a per share price equal to the Merger consideration and the EBITDA-based metric determined based on actual performance as of the end of the tree-year performance period applicable to such performance share unit. The Pre-Merger Awards are be accounted for under ASC Topic 710.
As of December 31, 2022, the Company has liabilities of $92.9 million and $16.0 million classified within employee-related liabilities and other long-term liabilities on its Consolidated Balance Sheet related to the Pre-Merger Awards that will be settled in cash. For the period July 25, 2022 through December 31, 2022, the Company paid out $41.6 million of cash to settle Pre-Merger Awards.
Incentive Units
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted 0.8 million incentive units in Camelot Return Ultimate, L.P. (the “Partnership”) with no forfeitures occurring in 2022. The Incentive Units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant.
The Company will recognize compensation cost for the awards on a straight-line basis over a five-year vesting period based on the fair value of the award at the date of grant, which was calculated using a Black-Scholes pricing formula, including the significant assumptions below:

Successor
July 25, 2022 through December 31, 2022
Underlying price	$100.00
Volatility rate	45.5%
Expected term (in years)	6.1
Risk-free interest rate	4.2%
Upon a sale of the Partnership, vesting of incentive units will accelerate, subject to the participant’s continued employment through the consummation of such sale unless there is non-cash consideration and the incentive units are replaced with awards that have substantially equivalent or better rights.
Compensation Expense
For the period from July 25, 2022 through December 31, 2022, the amount of expense recognized from the Pre-Merger Awards and the Incentive units was $21.9 million and $2.3 million. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $4.4 million for the period from January 1, 2022 through July 24, 2022, $7.5 million in 2021 and $4.4 million and 2020. As of December 31, 2022, the Company estimates that unrecognized expense is expected to be recognized over a weighted-average period of 3.4 years totaling $57.4 million, of which $18.0 million relates to Pre-Merger Awards and $39.4 million relates to incentive units.

Note 13 — Income Taxes
The following table sets forth the components of the provision for income taxes:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current:
Federal	$14,096	$148,371	$219,379	$(1,343)
State	3,307	38,814	64,509	7,316
Foreign	4,480	5,315	11,590	3,909
Total current	21,883	192,500	295,478	9,882
Deferred:
Federal	(31,529)	(23,867)	(43,980)	82
State	(5,632)	(4,637)	(18,363)	1,462
Foreign	205	1,818	2,833	(5,863)
Total deferred	(36,956)	(26,686)	(59,510)	(4,319)
Total income taxes	$(15,073)	$165,814	$235,968	$5,563
The following table sets forth a reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	3.9%	4.0%	3.8%	(1.6)%
Non-deductible expenses	(4.6)%	0.7%	0.4%	(0.9)%
Foreign tax and other credits	8.9%	(0.2)%	(1.6)%	0.7%
Global intangible low-taxed income	(8.7)%	—%	0.9%	(0.9)%
Goodwill impairment	—%	—%	—%	(19.9)%
Other	(1.3)%	—%	1.7%	0.4%
Effective tax rate	19.2%	25.5%	26.2%	(1.2)%

The net deferred income tax liability consists of the following:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
Deferred tax assets:
Inventory obsolescence	$9,678	$4,363
Allowance for credit losses	3,341	2,511
Accrued and deferred compensation	20,942	13,136
Accrued insurance liability	9,268	7,895
Net operating loss and tax credit carryover	27,211	41,732
Defined benefit plans	2,221	1,148
Leases	84,144	72,812
Warranty liabilities	42,843	44,925
Debt	—	5,713
Other	55,493	46,922
Total deferred income tax assets	255,141	241,157
Valuation allowance	(3,158)	(15,634)
Net deferred income tax assets	251,983	225,523

Deferred income tax liabilities:
Intangible assets	(573,826)	(310,598)
Property-related items	(90,042)	(78,132)
Stock basis	(12,680)	(12,733)
Leases	(84,203)	(72,098)
Debt	(103,671)	—
Other	(38,612)	(2,296)
Total deferred income tax liabilities	(903,034)	(475,857)
Total deferred income tax liability, net	$(651,051)	$(250,334)
The Company carries out its business operations mainly through legal entities in the U.S., Canada and Mexico where we are subject to U.S., state and foreign tax laws. We are subject to income tax audits in multiple jurisdictions.
As of December 31, 2022, the $27.2 million net operating loss carryforward included $15.4 million for U.S federal losses, $11.2 million for U.S. state losses, and $0.6 million for foreign losses. Federal and foreign net operating losses will begin to expire in 2029, if unused, and state operating losses began to expire in 2022, if unused. There are limitations on the utilization of certain net operating losses.
Valuation allowance
The following table sets forth the changes in the valuation allowance on deferred taxes:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance(1)	$3,006	$15,634	$11,996	$10,347
Additions (reductions)	152	(3,004)	3,638	1,649
Ending balance	$3,158	$12,630	$15,634	$11,996
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $9.6 million.

Uncertain tax positions
The following table sets forth the changes in unrecognized tax benefits (excluding interest and penalties):

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance	$14,928	$14,845	$9,403	$10,107
Additions based on tax positions related to current year	232	—	6,037	194
Additions (reductions) for tax positions of prior years	5	83	15	(39)
Reductions resulting from expiration of statute of limitations	(409)	—	(610)	(859)
Ending balance	$14,756	$14,928	$14,845	$9,403
Despite the Company’s expectation that its tax return positions are consistent with applicable tax laws, the Company understands that certain positions could be challenged by taxing authorities. The Company’s tax liability reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements. These allowances have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax allowances are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities.
As of December 31, 2022, the reserve was $18.0 million, which includes interest and penalties of $3.3 million and is recorded in other long-term liabilities in the accompanying Consolidated Balance Sheets. Of this amount, $14.7 million, if recognized would have an impact on the Company's effective tax rate. Interest and penalties were $0.2 million for the period from July 25, 2022 through December 31, 2022, $0.6 million for the period from January 1, 2022 through July 24, 2022, $0.2 million for 2021 and $0.3 million for 2020.The Company has elected to treat interest and penalties on unrecognized tax benefits as income tax expense in its Consolidated Statement of (Loss) Income.
The Company anticipates that approximately $2.6 million of unrecognized tax benefits will be reversed during the next twelve months due to lapsing statute of limitations.
Note 14 — Fair Value of Financial Instruments and Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of December 31, 2022 and 2021 because of the relatively short maturities of these instruments.
The Company’s has short-term investments in a deferred compensation plan, in which the investment funds are comprised primarily of debt and equity securities, the value of which is recorded at market price. As of December 31, 2022, the fair value of the short-term investments was $1.7 million, of which $1.6 million and $0.1 million were based on Level 1 and Level 2 inputs and is included in other current assets in the Consolidated Balance Sheets. The offsetting deferred compensation liability is included within employee-related liabilities in the Consolidated Balance Sheets.
The carrying amounts of the indebtedness under the ABL Facility, ABL FILO Facility, and Cash Flow Revolver approximate fair value as the interest rates are variable and reflective of market rates. The fair values of the term loan facilities were based on recent trading activities of comparable market instruments, which are Level 2 inputs and the fair values of the senior notes were based on quoted prices in active markets for the identical liabilities, which are Level 1 inputs. Interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

Note 15 — Accumulated Other Comprehensive (Loss) Income
The following tables set forth the change in accumulated other comprehensive (loss) income attributable to the Company by each component of accumulated other comprehensive (loss) income, net of applicable income taxes:

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Derivative Instruments	Unrecognized (Loss) Gain on Retirement Benefits	Changes in Retirement Related Benefit Plans from Divestitures	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020 (Predecessor)	$16,147	$(58,625)	$(9,039)	$—	$(51,517)
Other comprehensive income	6,594	35,218	4,093	—	45,905
Balance, December 31, 2021 (Predecessor)	$22,741	$(23,407)	$(4,946)	$—	$(5,612)

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Derivative Instruments	Unrecognized (Loss) Gain on Retirement Benefits	Changes in Retirement Related Benefit Plans from Divestitures	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021 (Predecessor)	$22,741	$(23,407)	$(4,946)	$—	$(5,612)
Other comprehensive (loss) income	(1,367)	78,720	—	(1,122)	76,231
Balance, July 24, 2022 (Predecessor)	$21,374	$55,313	$(4,946)	$(1,122)	$70,619

Balance, July 25, 2022 (Successor)	$—	$—	$—	$—	$—
Other comprehensive (loss) income	(6,789)	40,962	336	—	34,509
Balance, December 31, 2022 (Successor)	$(6,789)	$40,962	$336	$—	$34,509
Note 16 — Reportable Segment and Geographical Information
The Company is organized in three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions, which operate principally in the U.S. with limited operations in Canada.
•The Aperture Solutions reportable segment offers a broad line of windows and doors at multiple price-points for residential new construction and repair and remodel end markets in the U.S. and Canada. Its main products include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite, and fiberglass entry doors.
•The Surface Solutions reportable segment offers a broad suite of surface solutions products and accessories at multiple price-points for the residential new construction and repair and remodel end markets as well as stone installation services. Its main products include vinyl siding and accessories, cellular polyvinyl chloride trim, vinyl fencing and railing, stone veneer and gutter protection products.
•The Shelter Solutions reportable segment designs, engineers, manufactures and distributes extensive lines of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. The Company defines low-rise commercial construction as building applications of up to five stories.
Management monitors the operations results of its reportable segments separately for purposes of making decisions about resources and evaluating performance. Management evaluates performance on the basis of segment earnings before interest, income taxes, depreciation and amortization (“Adjusted reportable segment EBITDA”).
Corporate operating expenses are not allocated to reportable segments. Corporate and Other consists specifically of corporate operating expenses that are generally not allocated to reportable segments, related-party management fees, and other items that are not assigned or allocated to reportable segments. Any intercompany revenues or expenses are eliminated in consolidation.

The following table sets forth financial data by reportable segments:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales:
Aperture Solutions	$1,246,411	$1,643,619	$2,322,277	$1,889,625
Surface Solutions	592,449	839,130	1,364,080	1,141,946
Shelter Solutions	905,288	1,253,335	1,896,780	1,585,798
Total net sales	$2,744,148	$3,736,084	$5,583,137	$4,617,369
Adjusted reportable segment EBITDA:
Aperture Solutions	$149,433	$202,682	$239,491	$233,716
Surface Solutions	57,331	143,880	265,671	241,182
Shelter Solutions	177,537	209,156	323,533	234,560
Total reportable adjusted segment EBITDA	384,301	555,718	828,695	709,458
Corporate and Other	(172,331)	331,996	601,451	(691,362)
Depreciation and amortization	(130,153)	(166,177)	(292,901)	(284,602)
Interest expense	(157,191)	(101,078)	(191,301)	(213,610)
Foreign exchange (loss) gain	(4,809)	686	(3,749)	1,068
Gain (loss) on extinguishment of debt	474	28,354	(42,234)	—
Other income, net	1,140	101	1,866	1,833
Loss (income) before income taxes	$(78,569)	$649,600	$901,827	$(477,215)

Depreciation and amortization:
Aperture Solutions	$64,348	$79,816	$134,626	$121,519
Surface Solutions	52,621	65,225	116,660	113,737
Shelter Solutions	10,291	18,016	36,282	45,213
Corporate	2,893	3,120	5,333	4,133
Total depreciation and amortization expense	$130,153	$166,177	$292,901	$284,602
Capital expenditures:
Aperture Solutions	$43,741	$22,935	$49,001	$22,197
Surface Solutions	13,470	17,304	33,198	28,558
Shelter Solutions	28,909	16,153	16,934	26,833
Corporate	11,888	8,456	15,582	4,263
Total capital expenditures	$98,008	$64,848	$114,715	$81,851

			Successor	Predecessor
			December 31, 2022	December 31, 2021
Property, plant and equipment, net:
Aperture Solutions			$273,709	$251,627
Surface Solutions			167,096	155,346
Shelter Solutions			139,382	174,440
Corporate			37,877	30,882
Total property, plant and equipment, net			$618,064	$612,295
Total assets:
Aperture Solutions			$2,153,378	$2,223,098
Surface Solutions			2,099,244	2,060,275
Shelter Solutions			973,718	1,073,264
Corporate			1,967,310	470,823
Total assets			$7,193,650	$5,827,460

The following table sets forth net sales disaggregated by reportable segment:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Aperture Solutions:
Vinyl windows	$1,178,609	$1,542,525	$2,190,887	$1,763,565
Aluminum windows	37,653	55,078	85,735	74,672
Other	30,149	46,016	45,655	51,388
Total	$1,246,411	$1,643,619	$2,322,277	$1,889,625

Surface Solutions:
Vinyl siding(1)	$283,298	$415,534	$667,284	$523,724
Metal	136,851	185,097	293,427	255,267
Injection molded	25,153	41,841	75,361	66,672
Stone	42,706	51,904	87,948	86,457
Stone veneer installation and other	104,441	144,754	240,060	209,826
Total	$592,449	$839,130	$1,364,080	$1,141,946

Shelter Solutions:
Metal building products(2)	$905,288	$1,140,259	$1,473,662	$1,107,733
Insulated metal panels(3)	—	—	208,220	348,640
Metal coil coating(4)	—	113,076	214,898	129,425
Total	$905,288	$1,253,335	$1,896,780	$1,585,798

Total net sales	$2,744,148	$3,736,084	$5,583,137	$4,617,369
(1)Includes the results of Prime Windows as of April 2021 and Cascade Windows as of August 2021.
(2)Includes the results of UCC as of December 2021. Excludes the results of the divested roll-up sheet doors business from August 2021.
(3)Excludes the results of the divested insulated metal panels business from August 2021.
(4)Excludes the results of the divested coil coatings business from June 2022.

The following tables set forth financial data attributable to various geographic regions:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Total sales:
U.S.	$2,537,101	$3,466,127	$5,132,085	$4,304,559
Canada	199,466	261,796	422,867	305,780
All other	7,581	8,161	28,185	7,030
Total net sales	$2,744,148	$3,736,084	$5,583,137	$4,617,369

			Successor	Predecessor
			December 31, 2022	December 31, 2021
Long-lived assets:
U.S.			$891,122	$842,158
Canada			81,516	81,281
All other			10,978	11,464
Total long-lived assets			$983,616	$934,903
Sales are determined based on customers’ requested shipment location. Long-lived assets presented above include property, plant and equipment, net and lease right-of-use assets.
Note 17 — Commitments and Contingencies
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company may become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance.
Environmental
The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of its employees and the end-users of its products; regulate the materials used in its products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits could impact the Company's current and future operations.
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.8 million at December 31, 2022 and $8.8 million at December 31, 2021.

Litigation
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
In August 2021, the parties filed a Stipulation of Compromise and Settlement (“Stipulation”) with the Court setting forth their agreement to settle the litigation. Under the Stipulation, as approved by the Court in January 2022, the defendants’ insurers paid $100.0 million and $23.5 million of this amount was paid to plaintiff’s counsel. The Company received cash settlement proceeds of $76.5 million in March 2022 and recognized a gain on legal settlements in the Consolidated Statements of (Loss) Income.
In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the CD&R Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses, and costs. The Company does not believe these claims have merit and intend to vigorously defend against them. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Note 18 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted income per common share is as follows:

	Predecessor
	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator for Basic and Diluted Earnings Per Common Share:
Net income (loss) applicable to common shares	$480,211	$658,044	$(482,778)
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	127,316	126,058	125,562
Common stock equivalents:
Employee stock options	1,578	737	—
Weighted average diluted number of common shares outstanding	128,894	126,795	125,562

Basic earnings (loss) per common share	$3.77	$5.22	$(3.84)
Diluted earnings (loss) per common share	$3.73	$5.19	$(3.84)

Incentive Plan securities excluded from dilution(1)	30	275	2,559
(1)Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
The Company calculates earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share presented here excludes the income attributable to unvested restricted stock units related to our Incentive Plan from the numerator and excludes the dilutive impact of those shares from the denominator. Awards subject to the achievement of performance conditions or market conditions for which such conditions had been met at the end of any of the periods presented are included in the computation of diluted earnings per common share if their effect was dilutive.
Earnings per common share is not presented for the Successor period as the Company’s common stock is no longer publicly traded either on a stock exchange or in the over-the-counter market.
Note 19 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information and non-cash investing and financing activities:

	Year Ended December 31, 2022
	Successor	Predecessor
	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$73,726	$103,074	$178,330	$196,770
Income taxes paid (refunded)	$187,777	$56,243	$267,399	$(3,316)

Supplemental non-cash investing and financing activities —
Pushdown fair value adjustments	$1,522,432	$—	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Management’s report on internal control over financial reporting is included in Item 8 and is incorporated herein by reference.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated By-Laws (the “Bylaws”) provide that the number of directors shall be fixed from time to time pursuant to a resolution adopted by a majority of the directors. On August 8, 2022, pursuant to a unanimous consent adopted by our Board of Directors (the “Board”), the number of members constituting our Board was fixed at nine. There are no vacancies on the Board.

In accordance with our Bylaws, our directors are elected annually by our stockholders. Under our Bylaws, newly created directorships resulting from any increase in the authorized number of directors or any vacancies on our Board resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a vote of the stockholders at any regular or special meeting of the stockholders (or by written consent in lieu of such meeting), and directors so elected shall hold office until the annual meeting of stockholders at which the term of office of the class to which the director has been elected expires. Under our Corporate Governance Guidelines, no person may stand for election as a director or be recommended for appointment by the Company’s stockholders if, on the date of any annual or special meeting held for the purpose of electing directors, such person shall have surpassed the age of 75.

On July 25, 2022, following the closing of the Merger, George L. Ball, Gary L. Forbes, John J. Holland, William E. Jackson, and Judith A. Reinsdorf each resigned from their positions as members of the Board and from any and all committees of the Board. The following table lists our directors as of December 31, 2022.

Directors and Executive Officers

Directors

Name	Age	Position
Kathleen J. Affeldt	74	Director
Wilbert W. James, Jr.	66	Director
Daniel C. Janki	54	Director
John Krenicki, Jr.	60	Director
Rose Lee	57	Director, President and Chief Executive Officer
Timothy J. O’Brien	59	Director
Nathan K. Sleeper	49	Director
Tyler Young	35	Director
Jonathan L. Zrebiec	43	Director

Our Board believes that each of our directors is highly qualified to serve as a member of our Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of our Board. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions with some of the most reputable organizations in the world.

Our Board recognizes that directors with diverse backgrounds and attributes can positively enhance the performance and deliberations of the Board. Directors with diverse backgrounds and attributes can bring different perspectives and experience to the Board. In addition to valuing diversity of backgrounds, qualifications, experiences, viewpoints, geographic location, education, skills, expertise and professional and industry experience, the Board seeks to include directors with diverse personal characteristics, including with respect to race, ethnicity, age, gender identity and sexual orientation, in order to ensure that diverse perspectives are included on the Board. Twenty-two percent (22%) of our directors are diverse by gender, and twenty-two percent (22%) are diverse by race and ethnicity.

Kathleen J. Affeldt

Ms. Affeldt, age 74, has served as a director since November 2009. Ms. Affeldt is the Chair of the Compensation Committee. Ms. Affeldt retired from Lexmark International, Inc., a developer, manufacturer and supplier of printing and imaging solutions for offices and homes, in February 2003, where she had been Vice President of Human Resources since July 1996. She joined Lexmark International, Inc. when it became an independent company in 1991 as the Director of Human Resources. Ms. Affeldt began her career at IBM in 1969, specializing in sales of supply chain systems. She later held a number of human resources management positions. Ms. Affeldt has served as a director of BTE Technologies, Inc. and SIRVA, Inc. She also served as a director of Sally Beauty Holdings, Inc. and as the Chair of that board’s compensation committee. She further served as a director and Chair of the compensation committee of HD Supply Holdings, Inc. Ms. Affeldt attended the State University of New York and Hunter College in New York City, majoring in Business Administration.

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

Wilbert W. James, Jr.

Mr. James, age 66, has served as a director since May 2019. Mr. James is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. James had a 30-year career with Toyota Motors, with his most recent role as President of Toyota Motor Manufacturing of Kentucky (July 2010 – December 2017). In that role, he led Toyota’s largest automotive manufacturing plant in the world and oversaw a nearly $6 billion operation, which employed over 7,500 people. Additionally, he championed quality initiatives for Toyota’s fourteen North American manufacturing plants. Mr. James currently serves as a director on the boards of Columbia Forest Products and Atkore International. Mr. James earned an Associates in Applied Science from Old Dominion, a Bachelor of Science in Mechanical Engineering Technology from Old Dominion University, as well as an honorary doctorate of engineering from the University of Kentucky and an honorary degree from the University of Pikeville in 2015.

Director Qualifications: Mr. James’ leadership roles in global manufacturing bring to our Board an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing enterprises as well as corporate social responsibility, product development and supply chain matters.

Daniel C. Janki

Mr. Janki, age 54, has served as a director since May 2019. Mr. Janki is the Chair of the Audit Committee. Mr. Janki has served as the Executive Vice President and Chief Financial Officer of Delta Airlines since July 2021. Prior to joining Delta, Mr. Janki was the Senior Vice President - CEO and President of Power Portfolio at General Electric Company. Mr. Janki also serves as a board member for Junior Achievement, a national board member for BuildOn, and an advisory board member for the CFO RoundTable. Mr. Janki is a Certified Public Accountant. Mr. Janki earned degrees in Finance and Accounting from The Ohio State University.

Director Qualifications: Mr. Janki’s leadership role for a large, multinational conglomerate brings to our Board an understanding of the global business environment, business strategy, and financial management. Further, Mr. Janki’s background as a certified public accountant provides the Audit Committee with valuable financial expertise.

John Krenicki, Jr.

Mr. Krenicki, age 60, has served as director since November 2018, and as Chair of the Board since July 2022. He serves on the Compensation Committee and is the Chair of the Nominating & Corporate Governance Committee. Mr. Krenicki is Vice Chair at CD&R and is Chair of three privately held entities controlled or jointly controlled by CD&R including Brand Industrial Services, Inc., Wilsonart International Holdings LLC and Artera Services. He is also a Director at Devon Energy Corp. Previously, Mr. Krenicki built a 29-year career at General Electric Co., where he served as Vice Chair as well as president and CEO of GE Energy, among other executive positions. He earned a B.S. degree in Mechanical Engineering from the University of Connecticut. He received an M.S. degree in Management from Purdue University.

Director Qualifications: Mr. Krenicki’s leadership roles in diverse manufacturing and services enterprises bring to our Board an understanding of the global business environment, investment judgment and valuable insight into the operations of large, complex manufacturing operations.

Rose Lee

Ms. Lee, age 57, has served as a director and as our President and Chief Executive Officer since September 2021. Prior to joining the Company, Ms. Lee was President of the DuPont Water & Protection reporting segment where she led a diverse business creating water, shelter and safety solutions for a more sustainable world. Ms. Lee also previously held senior leadership positions at Saint-Gobain in general management roles serving construction, transportation, energy and defense sectors, and as Strategy Director and CIO of the North America region. Prior to Saint-Gobain, she held various engineering and management positions at Pratt & Whitney, now part of Raytheon Technologies, and was a Senior Consultant at Booz Allen Hamilton. Ms. Lee is an independent board member of Honeywell and a former board member of Crown Holdings, Inc. In 2022, Ms. Lee was named to the National Association of Manufacturers’ board of directors, where she serves on its Executive Committee. She also serves as the 2023 Chair for the Manufacturing Institute’s Women MAKE America initiative. Ms. Lee is a member of the Policy Advisory Board for Harvard’s Joint Center for Housing Studies and has served as a member of the Economic Advisory Council for the Federal Reserve Bank of Philadelphia. Ms. Lee earned a Bachelor of Science in aerospace engineering from Cornell University, a Master of Science in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. from the Massachusetts Institute of Technology.

Director Qualifications: Ms. Lee brings senior management experience to the Board of Directors from her role as president of a global business segment of an NYSE-listed international manufacturing company. She also has corporate governance, ESG experience, and brings a deep knowledge of operations, engineering and technology matters that provides the Board with operational expertise.

Timothy J. O’Brien

Mr. O’Brien, age 59, has served as a director since November 2018. He serves on the Audit Committee. Mr. O’Brien has served as the President and Chief Executive Officer of Wilsonart International Holdings LLC since January 2013. Prior to joining Wilsonart, Mr. O’Brien served as Vice President and General Manager of SABIC Innovative Plastic, responsible for the engineering resins business in the Americas and Europe. SABIC Innovative Plastics, a business unit of Saudi Basic Industries Corporation (“SABIC”), was founded in 2007 with the acquisition of GE Plastics. Mr. O’Brien began his career at General Electric as a Sales Representative for GE Lighting. Throughout his 24-year career at GE, he also held roles of increasing responsibility in Sales, Product Management and General Management, including Vice President of Sales and Distribution Operations for the Asia Pacific, based in Singapore. Prior to GE Plastics, Mr. O’Brien served as Senior Vice President for Commercial Finance with GE Capital until 2003, running a global computer leasing business. Mr. O’Brien earned his Bachelor’s Degree from Northeastern University in Massachusetts and his MBA from Baldwin Wallace College in Ohio.

Director Qualifications: Mr. O’Brien’s leadership roles in global manufacturing bring to our Board an understanding of the global business environment and valuable insight into businesses with large, complex manufacturing operations.

Nathan K. Sleeper

Mr. Sleeper, age 49, has served as a director since October 2009. Mr. Sleeper joined CD&R in 2000, and as of January 1, 2020, became the Chief Executive Officer of CD&R. Mr. Sleeper serves on CD&R’s Investment Committee and as the Chair of CD&R’s Executive Committee. Prior to joining CD&R, he worked in the investment banking division of Goldman Sachs & Co. LLC at investment firm Tiger Management Corp. Mr. Sleeper also currently serves as a director of Beacon Roofing Supply, Inc., Brand Industrial Holdings, Inc. (parent entity of Brand Industrial Services, Inc.), Core & Main, Artera Services (formerly, PowerTeam Services LLC), CD&R Hydra Buyer, Inc. (parent entity of SunSource Holdings, Inc.), INDICOR Holdings, LLC, Multi-Color, Pursuit, Inc. and White Cap. Mr. Sleeper previously served as a director of Atkore International Group Inc., CHC Group Ltd., Culligan Ltd, HD Supply Holdings, Inc., Hertz Global Holdings, Inc., Hussmann International Inc., Ply Gem Parent, LLC, Roofing Supply Group, LLC, US Foods, Inc. and Wilsonart International Holdings LLC. Mr. Sleeper serves on the Board of Williams College. Mr. Sleeper holds a B.A. from Williams College and an M.B.A. from Harvard Business School.

Director Qualifications: Mr. Sleeper’s broad experience in the financial and investing communities brings to our Board important insights into business strategy and areas to improve our financial performance.

Tyler Young

Mr. Young, age 35, has served as a director since August 2022. Mr. Young is a principal at CD&R, which he first joined in 2011. He serves on the Audit Committee. Prior to joining CD&R, he held positions with PayPal and LinkedIn and worked in the investment banking division of Bank of America Merrill Lynch. He currently serves as a director of Wilsonart International Holdings LLC, SunSource Holdings, Inc., and White Cap. Mr. Young holds a B.A. in Economics from Dartmouth College and holds an M.B.A. from Harvard Business School.

Director Qualifications: Mr. Young’s experience in the financial and investing community provides our Board with insight into business strategy, improving financial performance and the economic environment in which we operate.

Jonathan L. Zrebiec

Mr. Zrebiec, age 43, has served as a director since November 2009. Mr. Zrebiec is a partner of CD&R, the successor to the investment managing business of CD&R, which he joined in 2004. He serves on the Nominating and Corporate Governance Committee and the Compensation Committee. Prior to joining CD&R, Inc., he was employed by Goldman, Sachs & Co. in the Investment Banking Division. He currently serves as a director of Wilsonart International Holdings LLC, Core & Main LP, SunSource Holdings, Inc. and White Cap. Mr. Zrebiec was a director of Roofing Supply Group, LLC from May 2012 to September 2015, Atkore International Group, Inc. from December 2010 to February 2016, Brand Industrial Services, Inc. from November 2013 to February 2020 and Hussmann International, Inc. from October 2011 to April 2016. Mr. Zrebiec holds a B.S. in Economics from the University of Pennsylvania and holds an M.B.A. from Columbia University.

Director Qualifications: Mr. Zrebiec’s experience in the financial and investing community provides our Board with insight into business strategy, improving financial performance and the economic environment in which we operate.

Executive Officers

Name	Age	Position
Rose Lee	57	President and Chief Executive Officer
Jeffrey S. Lee	54	Executive Vice President and Chief Financial Officer
Alena S. Brenner	46	Executive Vice President, General Counsel and Corporate Secretary
Katy K. Theroux	54	Executive Vice President and Chief Human Resources Officer

Information concerning the business experience of Ms. Rose Lee is provided under the section titled “Directors” above.

Jeffrey S. Lee

Mr. Lee, age 54, has served as Executive Vice President, Chief Financial Officer since June 2019. Mr. Lee has also served as Chief Accounting Officer and Treasurer from July 2020 until July 2022. Mr. Lee was employed by Wilsonart International Holdings LLC from 2014 to 2019, where he served as Vice President and Chief Financial Officer and was responsible for the accounting and finance functions as well as providing overall financial guidance and support for the company. Prior to joining Wilsonart, Mr. Lee served as Senior Vice President, Chief Financial Officer for Contech LLC from 2007 to 2014 and was responsible for the accounting, finance and information technology functions. Mr. Lee has a B.S. from University of Utah in Accounting and an M.B.A. from Duke Fuqua School of Business.

Alena S. Brenner

Ms. Brenner, age 46, has served as our Executive Vice President, General Counsel and Corporate Secretary since April 2021. Before joining the Company, Ms. Brenner was employed by Ryder System, Inc., where she advanced through various leadership roles since January 2012, most recently serving as Vice President and Deputy General Counsel. Prior to joining Ryder System, Inc., Ms. Brenner served as Legal Director, Commercial and Mergers and Acquisitions for Anheuser-Busch InBev from July 2010 to January 2012. Ms. Brenner began her legal career at Hunton Andrews Kurth LLP from September 2001 to July 2010. Ms. Brenner has a B.S. from Cornell University and a J.D. from Fordham University School of Law.

Katy K. Theroux

Ms. Theroux, age 54, has served as our Executive Vice President and Chief Human Resources Officer since November 2018. Ms. Theroux served as our Executive Vice President, Corporate Marketing and Chief Human Resources Officer from July 2017 to November 2018 and as our Vice President, Chief Human Resources Officer from September 2014 to June 2017. Before joining the Company, Ms. Theroux was employed by 1WorldSync, a joint venture of GS1 US, where she served as Chief Marketing and Administrative Officer from 2012 to 2013. Prior to this joint venture, Ms. Theroux served as Senior Vice President, Customer Engagement & Solutions for its parent, GS1 US from 2007 to 2012 and was responsible for customer support, marketing, human resources and shared services. Ms. Theroux also served as its Chief Human Resources Officer from 2006 to 2012. Ms. Theroux served as Chair of the Board of Peirce College until June 2015. Ms. Theroux has a B.S. from Syracuse University and an M.B.A. from Saint Peter’s University.

Board of Directors

Board Committees

Our Board has three standing committees — the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each of the three committees regularly discusses with the Board at Board meetings the work it has performed to fully discharge its responsibilities, and it may also report to the Board at any time regarding any matter it deems of sufficient importance.

Board and Committee Appointments

Following the closing of the Merger, George L. Ball, Gary L. Forbes, John J. Holland, William E. Jackson, and Judith A. Reinsdorf each resigned from their positions as members of the Board and from any and all committees of the Board. Below is a table disclosing our Board and committee compositions as of February 23, 2023.

Name	Board	Audit	Compensation	Nominating and Corporate Governance
Kathleen J. Affeldt	Member		Chair
Wilbert W. James, Jr.	Member		Member	Member
Daniel C. Janki	Member	Chair
John Krenicki, Jr.	Chair		Member	Chair
Rose Lee	Member
Timothy J. O'Brien	Member	Member
Nathan K. Sleeper	Member
Tyler Young(a)	Member	Member
Jonathan L. Zrebiec	Member		Member	Member
(a) Mr. Young joined the Board on August 8, 2022.

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

Following the closing of the Merger, Messrs. Ball, Forbes, Holland and Jackson ceased to serve on the Audit Committee. The Board appointed Mr. Young to the Audit Committee and designated Mr. Janki to serve as the Chair in August 2022. As of the end of Fiscal 2022, the members of the Audit Committee were Mr. Janki, Mr. O’Brien and Mr. Young, with Mr. Janki serving as the Chair. The Audit Committee met six times during the fiscal year ended December 31, 2022.

The Audit Committee is composed solely of directors who have the requisite financial literacy to serve on the Audit Committee, as determined by our Board.

Our Board, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Janki, the Chair of our Audit Committee, is an “audit committee financial expert” as defined by Item 407 (d)(5)(ii) of Regulation S-K.

The Audit Committee operates under a written Audit Committee Charter adopted by our Board. Our Board adopted an amended and restated Audit Committee Charter in Fiscal 2022. The amendments, among other things, deleted references to the annual proxy statement, Stockholders Agreement and NYSE as these terms are no longer applicable to the Company.

Compensation Committee

The Compensation Committee is responsible for reviewing and making recommendations to our Board on all matters relating to compensation and benefits provided to executive management. The Compensation Committee also helps oversee the Company’s policies and strategies related to talent management and development for executive and senior management. The Compensation Committee is permitted to delegate its authority on all matters for which it is responsible to subcommittees consisting of one or more members. The Compensation Committee met five times during the fiscal year ended December 31, 2022.

Following the closing of the Merger, Messrs. Ball and Sleeper and Ms. Reinsdorf ceased to serve on the Compensation Committee. As of the end of Fiscal 2022, the members of the Compensation Committee were Ms. Affeldt, Mr. James, Mr. Krenicki and Mr. Zrebiec, with Ms. Affeldt serving as the Chair.

The Compensation Committee operates under a Compensation Committee Charter adopted by our Board. Our Board adopted an amended and restated Compensation Committee Charter in Fiscal 2022. The amendments, among other things, deleted references to the annual proxy statement, and Stockholders Agreement as these terms are no longer applicable to the Company.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for recommending qualified candidates to serve on our Board and evaluating, implementing and overseeing the standards and guidelines for the governance of the Company, including monitoring compliance with those standards and guidelines, as well as overseeing succession planning and evaluating the performance of the Board.

Following the closing of the Merger, Messrs. Holland and O’Brien ceased to serve on the Nominating and Corporate Governance Committee. As of the end of Fiscal 2022, the members of the Nominating and Corporate Governance Committee were Mr. James, Mr. Krenicki and Mr. Zrebiec, with Mr. Krenicki serving as the Chair. The Nominating and Corporate Governance Committee met two times during the fiscal year ended December 31, 2022.

The Nominating and Corporate Governance Committee operates under a Nominating and Corporate Governance Committee Charter adopted by our Board. Our Board adopted an amended and restated Nominating and Corporate Governance Committee Charter in Fiscal 2022. The amendments, among other things, deleted references to the Stockholders Agreement, NYSE and Lead Independent Director as these terms are no longer applicable to the Company.

In identifying and evaluating nominees for director, the Nominating and Corporate Governance Committee first looks at the overall size and structure of our Board to determine the need to add or remove directors and to determine if there are any specific qualities or skills that would complement the existing strengths of our Board, taking into account the overall diversity of the Board and its committees.

The Board codified standards for directors in the Board’s Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter. The Corporate Governance Guidelines provide that our Board should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director is expected to:

•Exhibit high personal and professional ethics, strength of character, integrity, and values;
•Possess commitment and independence of thought and judgment;
•Possess education, experience, intelligence, independence, fairness, practical wisdom and vision to exercise sound, mature judgments;
•Use his or her skills and experiences to provide proper oversight of our business;

•Possess personality, tact, sensitivity, and perspective to participate in deliberations in a constructive and collegial manner;
•Be willing to devote sufficient time to carrying out his or her duties and responsibilities effectively; and
•Devote the time and effort necessary to learn our business.

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

Corporate Governance

Our Board has adopted Corporate Governance Guidelines to provide guidance on corporate governance matters. These guidelines provide a framework for our corporate governance initiatives and cover topics including, but not limited to, director qualification and responsibilities, Board composition, director compensation and management and succession planning. The Nominating and Corporate Governance Committee is responsible for overseeing and reviewing the guidelines and reporting and recommending to our Board any changes to the guidelines. During 2022, our Board adopted amended and restated Corporate Governance Guidelines. The amendments to the Corporate Governance Guidelines, among other things, removed references to the Stockholders Agreement, NYSE, Lead Independent Director, and the Executive, Affiliate Transactions, and Routine Transactions Committees as these terms are no longer applicable to the Company. Our Board is committed to ensuring that the Board is comprised of directors with an appropriate mix of skills, experiences and backgrounds to meet both the Board’s current and long-term needs.

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

The Board’s Role in Risk Oversight

The Board has ultimate responsibility for risk oversight. Management is responsible for the day-to-day management of the risks we face. The Board and its committees provide active oversight in connection with those efforts of the management, with a particular focus on ensuring that the Company’s risk management practices are adequate. Such risk management practices involve designing or updating policies with respect to compliance, cybersecurity, data privacy, climate and succession planning. The Company maintains an enterprise-wide risk management program that includes a multi-factor, qualitative and quantitative process designed to identify and to assess the likelihood, timing and impact of the most critical risks to achieving the Company’s strategic objectives. The Board exercises its risk oversight responsibilities through periodic briefing and informational sessions provided by management that cover the significant risks that the Company faces with a focus on how the Company is seeking to manage and mitigate risk. The Audit Committee oversees management’s implementation and maintenance of the Company’s enterprise-wide risk management process, as well as risks related to, among other things, financial reporting, internal controls, compliance, cybersecurity and data protection. The Compensation Committee oversees risk related to, among other things, the Company’s compensation policies and programs. The Nominating and Governance Committee oversees risk related to, among other things, the Company’s corporate governance structure, policies and practices, including ESG and corporate social responsibility matters, the Board’s composition, succession planning and the Company’s culture.

Risk Analysis of Our Compensation Plans

FW Cook was engaged by the Compensation Committee to assist with the assessment of risk arising from the Company’s executive compensation programs and policies. FW Cook’s assessment covered each material element of the executive compensation programs, including our compensation mix of (i) fixed components like salary and benefits, (ii) annual incentives that reward overall financial performance and (iii) multi-year equity awards tied to increases in Company value. Based on these assessments, the Company concluded that our policies and practices do not create risk that is reasonably likely to have a material adverse effect on the Company or to encourage excessive and unnecessary risk taking by executive officers or other employees, because these programs are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals that are drivers of long-term sustained increases in Company value. FW Cook’s assessments also took into account that our compensation opportunities are generally measured by a variety of performance metrics, and the program includes a pay mix that is balanced between short-and long-term incentive compensation, including caps on incentive awards and incorporates risk mitigation policies such as clawback policies.

Sustainability

We published our first ESG report in April 2022. The report documents our progress toward our ESG objectives and outlines what we aspire to achieve in the future. As we continue our journey to become a premier exterior building solutions company in North America, we recognize our responsibility to increase our positive impact on ESG issues affecting our environment, our society and the world while strengthening and expanding our core value of safety to our employees, customers, and communities.

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

We are dedicated to constantly improving the sustainability of our solutions through operational efficiencies that reduce our environmental impact while increasing the life cycle and recyclability of our products. We believe recyclable and environmentally favorable products help conserve natural resources and reduce our products’ overall environmental impact. We operate lean manufacturing processes to reduce, reuse and recycle waste where possible through both internal initiatives and in partnership with suppliers and other third-party vendors.

We are mindful of the harmful effects of global climate change and the contributions to climate change from our manufacturing operations, the transportation and distribution of products, and the end-use of building construction products. Looking ahead, we will set targets across our business to reduce our energy consumption and greenhouse gas emissions while continuing to develop more environmentally sustainable products that can withstand changes in the environment related to climate change. In 2022, we analyzed utility provider data ((i.e., electricity, natural gas, and water) to assist with energy procurement and market advisory, analyze our greenhouse gas emissions, and assist with ESG reporting. Based on this data, we selected specific sites to conduct third party utility audits to help dictate ESG initiatives.

In 2022, we continued our sustainability journey by establishing baselines for key ESG metrics, implementing a SaaS application to operationalize our ESG data, and engaging our supply chain with a Supplier Code of Conduct and ESG questionnaire. We continue to engage with our stakeholders to regularly communicate progress, share meaningful ESG achievements and stories, and outline future ESG priorities and goals. These robust governing mechanisms ensure that our ESG efforts are never an afterthought but instead an essential part of Cornerstone Building Brands’ business and culture.

Human Capital Management

Talent acquisition, engagement and retention are among of our highest priorities because our employees design and build our exterior building products for our customers. Our core values guide us in creating the environment where we can all win together. This starts with our emphasis on occupational health, safety and employee well-being in our operations. To attract and retain the best employees, we focus on providing competitive pay and benefits. We provide benefit programs with the goal of improving the physical, mental and financial wellness of our employees throughout their lifetime. Some examples in the U.S. include base and variable pay, medical and dental coverage, paid time off and retirement saving plans with a Company match. We also offer a broad range of benefits to support our employees wanting to expand their families, including adoption benefits and infertility treatment benefits. We continually review wages to ensure we are fair, equitable, competitive and can attract and retain the best talent. We recruit our talent from a wide range of industries and use many different methods to attract a diverse pool of applicants including community job fairs, job boards, social media, and employee or community agency referrals. We aim to hire and train candidates using a process that is free from biases for or against any individual or group of candidates. We commit to creating a safe and inclusive work environment for our employees. Embracing all employees and applicants, no matter their background, race, age, sexual orientation and identity, and delivering a transparent, fair and engaging experience across the organization are both core to our talent management strategy.

Diversity, Equity & Inclusion (“DE&I”) is foundational to the successful execution of our business strategy. Building a strong, growing organization begins with our employees, a team comprised of people from many backgrounds, each adding a unique and valued contribution to the success of our organization. In 2020, we established a DE&I Council (the “Council”) to support our purpose, mission and core values to have a culture and work environment that is diverse, equitable and inclusive. The Council’s responsibilities include defining DE&I metrics, benchmarking, providing education and training to employees, seeking employee feedback and building engagement, as well as evaluating current Company initiatives with a DE&I mindset. In 2021, to further support our employees and integrate DE&I into our Company culture, we formed various employee resource groups (“ERGs”) for women, people of color, LGBTQ+ and veterans, providing employees with opportunities to express opinions, develop professional skills, find peer support and mentorship, and increase overall engagement through a tangible sense of belonging. Each group has a core active group who meet monthly and the ERGs meet together once per quarter. Our success depends on valuing all individuals and leveraging our diverse talent.

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

In the fourth quarter of 2022, following the Merger and deregistration of our Company common stock under Section 12 of the Exchange Act, we were no longer subject to the insider reporting requirements and short-swing profit rules of Section 16 of the Exchange Act. Thus, our directors, officers and person who beneficially own more than 10% of our Company common stock no longer need to file beneficial ownership reports with the SEC.

To the Company’s knowledge, based solely on our review of the copies of the forms received by us with respect to 2022, or written representations from the reporting persons, we believe that all Section 16(a) executive officers, directors and greater than 10% beneficial stockholders of the Company complied with applicable Section 16(a) requirements during 2022 prior to the deregistration of our common stock.

Item 11. Executive Compensation.
Compensation Discussion & Analysis

This Compensation Discussion & Analysis (“CD&A”) provides information regarding the Company’s compensation programs for the named executive officers of the Company (the “NEOs”) for year ended December 31, 2022 (“2022”). As such, our NEOs include:

•Rose Lee, President and Chief Executive Officer;
•Jeffrey S. Lee, Executive Vice President, Chief Financial Officer;
•Katy K. Theroux, Executive Vice President and Chief Human Resources Officer;
•James F. Keppler, Executive Vice President, Operations(a); and
•Alena S. Brenner, Executive Vice President, General Counsel and Corporate Secretary.
(a) Mr. Keppler separated from the Company effective December 31, 2022.

Summary & Highlights for 2022

Compensation Highlights for 2022

During 2022, our indirect parent, Camelot Return Ultimate, LP, a Delaware limited partnership (the “Partnership” or “Camelot Parent”), granted equity awards to certain key employees considered critical to the success of our Company, including our NEOs, which consisted of interests in future profits of the Partnership. See “Executive Compensation – Long-Term Incentive Awards Granted to NEOs in 2022”. These equity awards were issued in lieu of Company equity awards consisting of options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) that were granted to our NEOs in prior years. All previously outstanding options, RSUs or PSUs of the Company were either extinguished or converted into cash-based awards in connection with the Merger. See “Executive Compensation” – Long-Term Incentive Awards Granted Prior to the Merger”.

Our NEOs earned a cash annual bonus under our short-term incentive compensation program (the “Bonus Program”). The Company achieved Pro Forma Adjusted EBITDA of $774.8 million against a target Pro Forma Adjusted EBITDA under our 2022 Bonus Program of $702.3 million and working capital of 16.8% of net sales against a target working capital of 14.8% of net sales, leading to a bonus payout at 200% of the portion of the target annual bonus based on Pro Forma Adjusted EBITDA, and 0% of the portion of the target annual bonus based on working capital, resulting in a total payout at 160% of target bonus levels overall. See “Compensation Discussion & Analysis — Annual Bonus” below.

On December 31, 2022, James F. Keppler, ceased to serve as Executive Vice President, Operations of the Company. In connection with his separation, the Company entered into a separation agreement with Mr. Keppler. For a description of the material terms of the separation agreement, see “Executive Compensation – Other Compensation - Employment Agreements, Separation Agreement and Termination Benefits”.

Performance Highlights in 2022

We delivered strong financial results in 2022 while navigating challenging material supply shortages, rising commodity costs and other inflationary impacts. Leveraging our ability to quickly adapt to changing market dynamics and our agile execution capabilities, we maintained price discipline across all reportable segments, which offset inflationary pressures. Additionally, we benefited from portfolio optimization actions.

In addition to our strong performance, we remained focused on enhancing long-term growth by taking actions to optimize our portfolio. During 2022, we divested our coil coatings business, which unlocked value and enabled investments that furthered growth in markets that are core to our operations and fit into our long-term strategy.

We generated strong cash flow from operations due to higher earnings generation. See “Compensation Discussion & Analysis — Annual Bonus” below. We continue to maintain strong liquidity with revolving facilities and long-dated debt maturity profile across our capital structure. Our capital structure strengthened in 2022 from debt refinancing actions and redemption of unsecured notes.

Executive Compensation Governance

Compensation Philosophy and Objectives of the Company’s Compensation Program

Our executive compensation philosophy is based on the principle that executive pay should be linked to the performance of the Company. Our Compensation Committee has established the following objectives for our executive compensation programs:

•Attract, retain and motivate exceptional executives;
•Reward performance measured against established goals;
•Provide incentives for future performance; and
•Align executives’ long-term interests with long-term value creation.

In support of these goals, we designed our compensation programs to reward excellent short-term performance and to encourage executives’ commitment to the Company’s long-term, strategic business goals. Prior to the Merger, we balanced short- and long-term compensation through salary and annual performance bonuses and the grant of restricted stock or RSUs, stock options, and PSUs with multi-year vesting conditions. Subsequent to the Merger, in 2022, the Board of Managers of Camelot Parent (the “Parent Board”), implemented a new long-term incentive program consisting of grants of equity from Camelot Parent. This equity is designed to create alignment between CD&R and Company management by enabling the management team to receive a return based upon the appreciation of the Partnership’s equity value that will be created through execution of the long-term strategic plan and profitable growth of the Partnership and its subsidiaries, including the Company.

Determination and Administration of Compensation Programs and Amounts

Decisions regarding executive compensation are based primarily on the assessment by the Compensation Committee of each NEO’s leadership and operational performance, and potential to enhance long-term value to the Company. Since February 2015, the Compensation Committee has retained a compensation consultant, Frederic W. Cook & Co. (“FW Cook”), to assist it in its comprehensive review of the Company’s executive compensation program. During 2022, FW Cook continued to advise the Compensation Committee regarding compensation packages for existing executives, new hires, and promotions and other governance related matters, as well as our director compensation arrangements (see “Executive Compensation — Compensation of Directors”). The Compensation Committee also relies on its judgment, prior experience, and the judgment of our CEO, Ms. Lee, about each individual NEO in determining the amount and combination of compensation elements and whether each payment or award appropriately encourages and rewards performance. The Compensation Committee meets regularly in separate executive sessions without management personnel present and also requests periodically that our officers or employees attend meetings.

Based on (i) the benchmarking data prepared by FW Cook, (ii) discussions with and recommendations by Ms. Lee during 2022 and (iii) our pay-for-performance policies, the Compensation Committee determined to maintain our existing executive compensation programs during 2022, except for the new long-term incentive compensation program of Camelot Parent under the Camelot Return Ultimate 2022 Equity Incentive Plan, which replaced our previous long-term incentive plan in connection with the Merger.

Role of the Compensation Committee

Key factors considered by the Compensation Committee in this regard include:

•Actual performance compared to pre-established financial, operational and strategic goals for the Company;
•Individual contribution to the Company’s financial results, particularly with respect to key measures such as net sales, Adjusted EBITDA, Adjusted EBITDA as a percent of net sales, free cash flow, and working capital as a percentage of net sales;
•Effectiveness in leading our initiatives to enhance quality and value provided to customers; and
•Individual contribution to a culture of honesty, integrity and compliance with our Code of Conduct and applicable laws.

The Compensation Committee also considered the appropriate balance between incentives for long and short-term performance as well as internal “pay equity” — in other words, the relative differences in compensation among the executive officers. In addition, our Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking. See “Item 10. Directors, Executive Officers and Corporate Governance –– Risk Analysis of Our Compensation Plans.”

Role of Management

During 2022, Ms. Lee, Mr. Lee, Ms. Theroux and other senior executives attended certain Compensation Committee meetings at the Compensation Committee’s request to advise the Compensation Committee regarding our performance and to recommend compensation and benefits for our NEOs (other than the CEO). Our management, under the leadership of our CEO, plays an important role in establishing and maintaining our compensation programs for our NEOs. Management’s role includes recommending plans and programs to the Compensation Committee, implementing the Compensation Committee’s decisions regarding the plans and programs and assisting and administering plans in support of the Compensation Committee. The Compensation Committee also relied to a certain extent on Ms. Lee’s evaluations of other NEOs whose day-to-day performance was not as visible to the Compensation Committee as it was to Ms. Lee.

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

Peer Group

In assessing compensation elements and making compensation decisions for our executive officers, our Compensation Committee considers the executive compensation practices of a peer group of companies of similar size to the Company in related industries. In 2020, our Compensation Committee adopted a revised compensation peer group with the assistance of FW Cook. The changes to the compensation peer group were made to include companies that better align with the Company’s operations and business model. The following peer group was used in making compensation decisions for our NEOs during 2022:

Acuity Brands, Inc.	JELD-WEN Holding, Inc.	Masonite International Corporation
Carlisle Companies Inc.	Leggett & Platt, Inc.	Mohawk Industries, Inc.
Fortune Brands Home & Security, Inc.	Lennox International, Inc.	nVent Electric plc
Generac Holdings Inc.	Louisiana-Pacific Corporation	Owens Corning
Hubbell Inc.	Masco Corporation

The Company’s net sales fall between the median and 75th percentile of the peer companies.

CEO Compensation

The Compensation Committee is directly responsible for determining the salary level of the CEO and all awards and grants to the CEO. In September 2021, the Company entered into an employment agreement with our current CEO, Ms. Lee, in connection with her appointment. Ms. Lee’s compensation has a strong performance orientation, with annual incentive payouts linked to financial results and Incentive Unit value driven by Company value creation. Ms. Lee’s overall compensation package has also been set at a level that we believe provides appropriate differentiation between CEO compensation and the compensation of other executive officers hired from time to time.

Elements of Executive Compensation

The principal elements of compensation provided to our NEOs consist of a base salary, the opportunity to earn a bonus under the Company’s Bonus Program and long-term incentive compensation under the Camelot Return Ultimate 2022 Equity Incentive Plan (“Equity Plan”).

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

Named Executive Officer	2022 Base Salary(a)
Rose Lee	$1,000,000
Jeffrey S. Lee	600,000
Katy K. Theroux	450,000
James F. Keppler	510,000
Alena S. Brenner	415,385	(b)
(a) Reflects annual rate of base salary.
(b) In September 2022, the Compensation Committee approved an increase in Ms. Brenner’s base salary from $400,000 to $450,000. This increase addressed a competitive gap to market median as identified by benchmark data sources.

Annual Bonus

Short-term annual cash incentive compensation is provided through our Bonus Program, under which annual cash bonuses may be paid to executives to reward their contributions to our business during the year.

2022 Performance Criteria

For 2022, the performance criteria for annual bonuses for our NEOs was based 80% on the Company’s Pro Forma Adjusted EBITDA and 20% on the Company’s pro forma working capital as a percentage of net sales.

For purposes of the annual bonus metrics, on a Pro Forma basis, “Pro Forma Adjusted EBITDA” excludes interest expense, income taxes, depreciation and amortization, share-based compensation, strategic development and acquisition-related costs, gains on divestitures and legal settlements, and certain other items excluded in order to more accurately reflect current underlying operating performance. For additional information regarding Adjusted EBITDA, including a detailed calculation and reconciliation to the most comparable GAAP measure, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Non-GAAP Financial Measures”.

Under the 2022 Bonus Program, the threshold of achievement of Pro Forma Adjusted EBITDA and working capital as a percent of net sales metrics threshold is set at either the prior year’s actual performance results or, in the case of EBITDA, 85% of the current year plan target, whichever is greater. Additionally, the Pro Forma Adjusted EBITDA threshold must be met in order for payment to be earned in respect of the working capital metric, or payout will be capped at the target payout percentage, typically 100%.

The payout for threshold levels of achievement, the beginning level at which payouts can be earned, was 50%, and the payout for maximum levels of achievement was 200%. Our Company believes this plan design keeps employees focused on the most important performance measures and incentivizes achievement of our goals.

For performance at or above the threshold, payments under the Bonus Program are made as follows:

Metric	Weighting	Threshold (50% Earned)	Target (100% Earned)	Maximum (200% Earned)
Pro Forma Adjusted EBITDA	80%	94% of goal	$702.3 million	110% of goal
Working Capital as % of Net Sales	20%	107% of goal	14.8%	93% of goal

Adjusted EBITDA and working capital performance between these three levels is determined by linear interpolation. Total annual bonuses for all employees, including non-management employees, may not exceed 15% of the Company’s adjusted pre-tax profit for 2022, calculated in accordance with the Bonus Program, before accrual for bonuses and before share-based compensation expense under the Incentive Plan.

2022 Bonus Earned
In 2022, each NEO was assigned a target annual bonus equal to a percentage of his or her base salary, as set forth in the table below. See “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

For 2022, the Company achieved Pro Forma Adjusted EBITDA of $774.8 million against target Pro Forma Adjusted EBITDA of $702.3 million and working capital of 16.8% of net sales against a target working capital of 14.8% of net sales. This achievement level corresponded to a bonus payout at 200% of the portion of the target annual bonus based on Pro Forma Adjusted EBITDA, and a bonus payout at 0% of the portion of the target annual bonus based on working capital, resulting in a total payout at 160% of target bonus levels. The Compensation Committee did not revise or reset performance goals during the year, nor did it exercise any discretion to increase or decrease these payout levels, resulting in the bonuses shown in the following table.

Named Executive Officer	2022 Target Bonus % Salary	2022 Target Bonus ($)	2022 % of Target Earned	2022 Bonus Earned ($)
Rose Lee	120	1,200,000	160	1,920,000
Jeffrey S. Lee	90	540,000	160	864,000
Katy K. Theroux	75	337,500	160	540,000
James F. Keppler	80	408,000	160	652,800
Alena S. Brenner	75	337,500	160	540,000	(a)
(a)    Bonus earned based on $450,000 salary as of December 31, 2022.

Long-Term Incentive Compensation

Generally

Prior to the Merger, our long-term incentive compensation program consisted of annual grants of equity-based awards, including stock options, RSUs and PSUs under a stockholder-approved equity-based compensation plan. In connection with the Merger, our Parent Board adopted the Equity Plan, under which each of our NEOs received a one-time grant of equity interests that will allow them to receive a return based upon the appreciation of the Partnership’s equity value from the date of grant as described below.

We believe that equity awards to our NEOs must be sufficient in size to provide a strong, long-term performance and retention incentive for executives and to increase their vested interest in the Company and the Partnership. The value of the equity awards granted to NEOs is based on the individual’s strategic role in generating long-term value creation for the Company and the Partnership.

Long-Term Incentive Awards Granted Prior to the Merger

As previously disclosed in connection with the Merger, all of our NEO’s options, RSUs and PSUs outstanding as of the closing of the Merger were extinguished or converted into cash-based awards, as follows:

(i) Each vested stock option was cancelled in exchange for a cash payment for each share subject to the option equal to the excess, if any, of the per-share Merger consideration over the exercise price per share of such option;
(ii) Each unvested stock option was cancelled and converted into an award representing the right to receive a cash payment for each share subject to the option equal to the excess, if any, of the per-share Merger consideration over the exercise price per share of such option, and the resulting cash-based awards continued to be subject to the same vesting conditions applicable to the option prior to the Merger;
(iii) Each RSU was cancelled and converted into an award representing the right to receive a cash payment equal to the number of shares subject to the RSU multiplied by the per-share Merger consideration, and the resulting cash-based award remained subject to the same vesting conditions as applicable to the RSU prior to the Merger; and
(iv) Each PSU held by our NEOs was cancelled and converted into an award representing the right to receive a cash payment equal to (A) the number of PSUs earned under the terms of the applicable award agreement, but with the applicable total stockholder return metric determined using a per share price equal to the per-share Merger consideration and the EBITDA-based metric determined based on actual performance as of the end of the performance period applicable to such PSU multiplied by (B) the per-share Merger consideration, with the resulting cash-based award subject to the same vesting conditions as applicable to the PSU prior to the Merger (but excluding any vesting conditions based on total stockholder return).

The cash-based awards our NEOs received in exchange for options, RSUs, and PSUs as described in (ii), (iii) and (iv) above are referred to herein as “Replacement Awards.”

Long-Term Incentive Awards Granted to NEOs in 2022

Following the Merger, our NEOs participate in the Equity Plan. The Equity Plan was adopted by the Parent Board in October 2022. The Equity Plan was formed to promote the long-term growth and profitability of the Partnership and its subsidiaries, including the Company, by providing those persons who are involved with the growth of the Partnership and its subsidiaries a grant of Class B Units (“Incentive Units”) in the Partnership, thereby encouraging such persons to contribute to and participate in the success of the Partnership and its subsidiaries, including the Company. Each Incentive Unit represents a conditional right to receive distributions from Camelot Parent in excess of the “participation threshold” of the Incentive Unit (as set forth in grant documentation). The Board of Managers of the Partnership believed the best way to encourage NEOs to contribute and participate in the success of the Partnership and the Company was to provide a grant of Incentive Units to our NEOs with a significant vesting period and, at the same time, provide the opportunity to purchase Class A Units in the Partnership. Therefore, in October 2022, our NEOs were granted Incentive Units and were also offered the opportunity to purchase Class A Units in the Partnership under the Equity Plan.

At the end of 2022, the Parent Board was comprised of Ms. Lee and Messrs. Krenicki, Sleeper, Young and Zrebiec. Ms. Lee did not participate in any discussions with the Board of Management related to the grant of Incentive Units to herself. All grants made under the Equity Plan have been and will in the future be in the form of Class A and Class B Units in the Partnership.

The number of Incentive Units granted to each NEO is set forth in the following table:

Named Executive Officer	Incentive Units Granted
Rose Lee	200,000
Jeffrey S. Lee	100,000
Katy K. Theroux	40,000
James F. Keppler	40,000
Alena S. Brenner	25,000

Vesting Terms Applicable to Incentive Units

The Incentive Units also function as a retention device by vesting in five equal annual installments on each of the first five anniversaries of the closing of the Merger on July 25, 2022, subject, in each case, to the NEO’s continued employment or service with the Company through the applicable vesting date. The Incentive Units (both vested and unvested) are subject to forfeiture if the NEO’s employment is terminated with cause (as defined in the Equity Plan) or if the NEO fails to comply with confidentiality, non-competition, non-solicitation, nondisparagement, and other restrictive covenants under the Equity Plan, and unvested Incentive Units are subject to forfeiture in the event of the NEO’s termination of employment by the Company without cause or upon the NEO’s resignation for any reason. The Incentive Units also provide for accelerated vesting of any unvested portion of Incentive Units upon the consummation of a sale of the Partnership in certain circumstances or in the case of the NEO’s death or disability. See “Executive Compensation – Potential Payments upon Termination or Change in Control – Equity Incentive Awards.”

Retirement Benefits

Our executive officers, including our NEOs, are eligible to participate in our tax-qualified 401(k) plan. In addition, we believe that benefit programs that address the unique circumstances of executives in light of limitations imposed on benefits payable from qualified welfare, profit-sharing and retirement plans are critical in attracting and retaining quality executives. Therefore, we have adopted a Deferred Compensation Plan (“DCP”) that allows key employees to defer a portion of their annual salary and annual cash bonus, subject to certain specified maximum deferral amounts. See “Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

Other Compensation

Employment Agreements, Separation Agreement and Termination Benefits

The Company has entered into employment agreements with each of its NEOs. The descriptions herein pertain to their employment agreements as in effect during 2022. The initial terms of Mmes. Lee’s, Brenner’s and Theroux’s and Mr. Lee’s employment agreements have expired, and each such agreement has been automatically extended for a period of one year. The employment agreements generally provide for a base salary, target annual bonus and long-term incentive opportunities. In addition, the employment agreements include restrictive covenants, including confidentiality, non-competition, non-solicitation and non-disparagement covenants.

The employment agreements and certain other compensation arrangements of the Company include provisions providing for special payments or benefits upon specified termination events or in connection with the occurrence of a change in control of the Company. However, these arrangements do not include “gross-ups” for golden parachute excise taxes or other taxes. We believe that these termination and change in control benefits provide covered NEOs an incentive to act in the Company’s best interest during a change-in-control transaction despite the risk of losing their jobs or a significant change in the nature of their benefits and responsibilities. We also believe that, in some cases, our termination and change in control benefits are necessary to attract and retain certain executives. For a description of the terms of the employment agreements, consulting agreements, severance agreements and equity awards, see “Executive Compensation — Potential Payments upon Termination or Change in Control.”

Following the end of 2022, Mr. Keppler entered into a Separation Agreement with the Company (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Keppler’s service as an employee and executive of the Company ended on December 31, 2022, and he has agreed thereafter to provide consulting services to the Company until March 31, 2023 (the “Transition Period”). The Separation Agreement provides that Mr. Keppler will receive severance payments and termination benefits consisting of (i) $510,000 payable in a lump sum after April 1, 2023; (ii) a cash annual incentive bonus for the 2022 year, payable when bonuses are paid to continuing officers; (iii) full vesting of the Replacement Awards received in exchange for his RSUs and options to purchase shares of Company common stock granted in September 2020 that vest during the Transition Period, provided Mr. Keppler performs his services during the Transition Period; and (iv) other incidental benefits including outplacement services and Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage. The remaining Replacement Awards held by Mr. Keppler will be treated in accordance with their terms as described above under “Long-Term Incentive Awards Granted Prior to the Merger”. Mr. Keppler has provided the Company with a general release of claims and reconfirmed his restrictive covenants related to (among other things) competition, solicitation of customers and employees and preservation of confidential information contained within his employment agreement with the Company dated August 25, 2020.

Perquisites and Personal Benefits

We offer limited perquisites or personal benefits to our NEOs. We provide certain financial planning services and, on occasion, entertainment related expenses (e.g., concert tickets) for certain employees, including some of our NEOs.

In January 2022, the Compensation Committee approved Ms. Lee’s use of the Company’s aircraft for limited personal trips through June 30, 2023, between Raleigh and Philadelphia, where Ms. Lee’s family currently resides, no more than once a month, the cost of which will be imputed income.

Gross-Ups

With the exception of limited, one-time tax indemnification in connection with the incurrence of relocation expenses under our relocation policy, the Company generally does not provide for any tax assistance or “gross-ups” for any of its executives.

Clawback Policy

The Company has a clawback policy (the “Clawback Policy”) to better align our compensation practices with the Company’s interests by providing a mechanism to recover cash, stock or other incentive compensation in certain circumstances if a covered employee commits fraud or misconduct, or if the incentive compensation was based on inaccurate financial information resulting from fraud, misconduct or gross negligence.

Our Clawback Policy allows recovery of all forms of compensation paid to covered employees pursuant to any incentive-based compensation plan, if (i) the Company is required to prepare a material accounting restatement due to noncompliance with any financial reporting requirement under the U.S. securities laws, and such noncompliance is the result of the fraud, misconduct or gross negligence of a covered employee, or (ii) a covered employee has committed fraud or misconduct (regardless of whether a restatement occurs). Examples of “misconduct” under the policy include material acts of dishonesty or misrepresentation, acts constituting “cause” under the terms of a covered employee’s employment agreement, acts or omissions that could reasonably be expected to cause financial or reputational harm to the Company, and material violations of Company policy.

The Clawback Policy, which covers all current and former executive officers (including the NEOs), applies to all incentive compensation that is earned or vested after the date the policy was adopted (regardless of when granted). Upon a determination that the Clawback Policy will be applied, the Board may recover, (i) in the case of fraud or misconduct, up to the amount of incentive compensation received in any of the three completed fiscal years prior to the fiscal year in which the Board determines that the executive officer committed conduct giving rise to recoupment under the policy, and (ii) in the case of a material accounting restatement, up to the amount of incentive compensation received in any of the three completed fiscal years ending with (and inclusive of) the fiscal year subject to such restatement. The Board, with input from the Compensation Committee and the Audit Committee, has sole discretion to determine whether and how to apply the Clawback Policy. In determining whether to recover compensation, the Board may take into account any and all factors that it determines to be appropriate and relevant under the circumstances, including the likelihood and costs of recovery, compliance with applicable law, the ability of the executive officer to repay such amount, the tax consequences of the original payment and/or the recoupment to the executive officer (including whether recoupment shall be on a pre-tax or post-tax basis), and any other potentially adverse consequences for the Company or the executive officer arising from seeking enforcement of the policy.

Compensation Committee Interlocks and Insider Participation

During 2022, no member of the Compensation Committee served as an executive officer of the Company, and, except as described in “Transactions with Related Persons” below, no such person had any relationship with the Company requiring disclosure herein. During 2022, there were no Compensation Committee interlocks with other companies.

During 2022, the following individuals served as members of our Compensation Committee: Mmes. Affeldt and Reinsdorf and Messrs. Ball, James, Krenicki, Sleeper and Zrebiec.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report.
KATHLEEN J. AFFELDT (Chair)
WILBERT W. JAMES, JR.
JOHN KRENICKI, JR.
JONATHAN L. ZREBIEC

Executive Compensation

2022 Summary Compensation Table

The following table shows information regarding the total compensation paid to the NEOs for each of our last three completed fiscal years. The compensation reflected for each individual was for their services provided in all capacities to us.

Name & Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	All Other Compensation ($)(e)	Total ($)
Rose Lee	2022	1,000,000	2,135,610	—	9,952,000	1,920,000	27,281	15,034,891
President and Chief Executive Officer	2021	326,923	500,000	9,715,047	2,432,003	615,452	13,484	13,602,909
Jeffrey S. Lee	2022	600,000	1,778,321	—	4,976,000	10,749,171	29,572	18,133,064
Executive Vice President and Chief Financial Officer	2021	600,000	—	1,996,969	577,256	864,000	422,502	4,460,727
	2020	626,154	—	645,718	276,848	343,290	170,623	2,062,633
Katy K. Theroux	2022	450,000	607,434	—	1,990,400	5,153,164	26,856	8,227,854
Executive Vice President, Chief Human Resources Officer	2021	450,000	—	822,284	237,699	540,000	321,887	2,371,870
	2020	467,308	—	301,339	129,197	218,537	14,826	1,131,207
James F. Keppler	2022	510,000	—	—	1,990,400	3,652,616	12,212	6,165,228
Executive Vice President, Operations	2021	510,000	—	822,284	237,699	652,800	130,983	2,353,766
	2020	147,115	250,000	1,187,538	427,360	112,899	342	2,125,254
Alena S. Brenner	2022	415,385	—	—	1,244,000	540,000	33,221	2,232,606
Executive Vice President, General Counsel and Corporate Secretary	2021	300,000	—	1,012,461	250,012	480,000	68,109	2,110,582

(a)    For 2022, for Mmes. Lee, Theroux and Mr. Lee, the amounts in the column represent time-based Replacement Awards that vested during the year, as set forth in the table below.

Named Executive Officer	Replacement Option Awards ($)	Replacement RSU Awards ($)	Total ($)
Rose Lee	629,914	1,505,696	2,135,610
Jeffrey S. Lee	1,165,892	612,429	1,778,321
Katy K. Theroux	305,743	301,691	607,434
The Replacement Awards above were originally granted in 2020 as Options or RSUs, were subsequently converted into cash-based awards as a result of the Merger, based on the Merger consideration price of $24.65 per share, and vested on the same time vesting schedule as the options and RSUs that they replaced.
(b)    The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) under U.S. GAAP.
(c)    The Company believes that, despite the fact that the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock appreciation rights or stock options, and as such, they are properly classified as “options” under the definition provided in Item 402 of Regulation S-K as an instrument with an “option-like feature.” The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with FASB ASC Topic 718 under U.S. GAAP.
(d)    The items comprising “Non-Equity Incentive Plan Compensation” for 2022 are:

Named Executive Officer	Bonus Program ($)	Replacement PSU Awards ($)	Total ($)
Rose Lee	1,920,000	—	1,920,000
Jeffrey S. Lee	864,000	9,885,171	10,749,171
Katy K. Theroux	540,000	4,613,164	5,153,164
James F. Keppler	652,800	2,999,816	3,652,616
Alena S. Brenner	540,000	—	540,000

The Replacement Awards above were originally granted in 2020 as PSUs, were subsequently converted into cash-based awards as a result of the Merger and were earned based on achievement of the applicable 2020-2022 EBITDA CAGR targets. These awards and the Bonus Program will be paid out in 2023. The item comprising “Non-Equity Incentive Plan Compensation” for 2021 and 2020 is the Company’s Bonus Program. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”
(e)    The items comprising “All Other Compensation” for 2022 are:

Named Executive Officer	Perquisites and Other Personal Benefits ($)(a)	Tax Reimbursements ($)(b)	Contributions to Defined Contribution Plans ($)(c)	Insurance Premiums ($)(d)
Rose Lee	15,823	—	10,846	612
Jeffrey S. Lee	17,000	—	12,200	372
Katy K. Theroux	13,500	—	12,200	1,156
James F. Keppler	—	—	12,200	12
Alena S. Brenner	19,636	1,103	12,200	282
(a)    For Ms. Lee, the amount in this column reflects Ms. Lee’s use of the Company aircraft in accordance with Company procedures and policies regarding executives’ personal periodic use of the Company aircraft to increase efficiency and pursuant to policies of the Company under which Ms. Lee may use the Company aircraft for such periodic travel through June 30, 2023, and Ms. Lee’s receipt of financial planning services. For Mr. Lee and Ms. Theroux, the amount in this column reflects personal entertainment and related expenses (e.g., concert tickets) and receipt of financial planning services. For Ms. Brenner, the amount in this column reflects relocation expenses, personal entertainment and related expenses (e.g., concert tickets) and receipt of financial planning services.
(b)    Amount in this column reflects a tax gross-up in connection with Ms. Brenner’s relocation expenses.
(c)    Amounts in this column reflects Company 401(k) matching contributions.
(d)    Amounts in this column reflects the taxable value of a life insurance benefit.

2022 Grants of Plan-Based Awards Table
The following table sets forth information concerning grants of awards to each of the Named Executive Officers during 2022.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)(c)	Grant Date Fair Value of Stock and Option Awards ($)(d)
Named Executive Officer	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)
Ms. Lee		Bonus Program(a)	600,000	1,200,000	2,400,000	—	—	—	—
	07/24/2022	2021 Replacement Award(b)	—	5,270,490	21,081,960	—	—	—	—
	10/07/2022	Incentive Unit	—	—	—	—	200,000	100.00	9,952,000
Mr. Lee		Bonus Program(a)	270,000	540,000	1,080,000	—	—	—	—
	07/24/2022	2020 Replacement Award(b)	—	1,721,038	6,884,152	—	—	—	—
	07/24/2022	2021 Replacement Award(b)	—	2,515,311	10,061,244	—	—	—	—
	10/07/2022	Incentive Unit	—	—	—	—	100,000	100.00	4,976,000
Ms. Theroux		Bonus Program(a)	168,750	337,500	675,000	—	—	—	—
	07/24/2022	2020 Replacement Award(b)	—	708,663	2,834,652	—	—	—	—
	07/24/2022	2021 Replacement Award(b)	—	1,173,833	4,695,332	—	—	—	—
	10/07/2022	Incentive Unit	—	—	—	—	40,000	100.00	1,990,400
Mr. Keppler		Bonus Program(a)	204,000	408,000	816,000	—	—	—	—
	07/24/2022	2020 Replacement Award(b)	—	708,663	2,834,652	—	—	—	—
	07/24/2022	2021 Replacement Award(b)	—	763,312	3,053,248	—	—	—	—
	10/07/2022	Incentive Unit	—	—	—	—	40,000	100.00	1,990,400
Ms. Brenner		Bonus Program(a)	168,750	337,500	675,000	—	—	—	—
	07/24/2022	2021 Replacement Award(b)	—	461,349	1,845,396	—	—	—	—
	10/07/2022	Incentive Unit	—	—	—	—	25,000	100.00	1,244,000

(a)    Represents threshold, target and maximum amounts potentially payable under the Company’s Bonus Program for 2022. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”
(b)    Represents threshold, target and maximum amounts potentially payable under the Replacement Awards. See “Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Compensation.”

(c)    The Company believes that, despite the fact that the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock appreciation rights or stock options, and as such, they are properly classified as “options” under the definition provided in Item 402 of Regulation S-K as an instrument with an “option-like feature.” The Incentive Units do not have an “exercise price” in the same sense that a true stock option award would have an exercise price. Instead, each Incentive Unit has a “hurdle price” or “threshold” associated with the award. Each Incentive Award will entitle the holder to receive distributions only if the aggregate distributions made by Management Holdings in respect of each common unit issued and outstanding on or prior to date of the grant of the incentive unit exceeds the hurdle price or threshold. The figure reflected in this column is the threshold assigned to each Incentive Unit and were set at the time of grant.
(d)    The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with FASB ASC Topic 718 under U.S. GAAP.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company has entered into employment agreements with each of its NEOs. For a description of the material terms of the employment agreements and for a discussion of enhanced severance benefits upon certain terminations in connection with a change in control of the Company, see “Executive Compensation — Potential Payments Upon Termination or Change in Control — Employment Agreements.”

2022 Bonus Program

Our short-term incentive compensation program for our NEOs for 2022 was dependent upon our attainment of specified levels of Company Pro Forma Adjusted EBITDA and Company working capital as a percentage of net sales. The amount payable to a recipient of a 2022 award under the Bonus Program is determined based on the applicable Pro Forma Adjusted EBITDA and working capital levels actually attained by us for 2022, and is equal to a specified percentage of the recipient’s base salary. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus” for additional information.

2022 Long-Term Incentive Awards

As described above, the Company made grants of long-term incentives to each of the NEOs in 2022. See “Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted to NEOs in 2022.”

Outstanding Equity Awards at Year-End

The following table sets forth information concerning unvested awards by each of our Named Executive Officers as of December 31, 2022. The market value of unvested or unearned awards is calculated using the Merger closing price of $24.65.

	Option Awards(a)
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Award Date
Ms. Lee	—	200,000	100.00	N/A	10/7/2022
Mr. Lee	—	100,000	100.00	N/A	10/7/2022
Ms. Theroux	—	40,000	100.00	N/A	10/7/2022
Mr. Keppler	—	40,000	100.00	N/A	10/7/2022
Ms. Brenner	—	25,000	100.00	N/A	10/7/2022

(a)    On October 7, 2022, each of the NEOs received a grant of Incentive Units in the Partnership. The Incentive Units provide the holder with the opportunity to receive, upon certain events, a return based upon the appreciation of the Partnership’s equity value from the date of the grant. The Incentive Units do not require the payment of an exercise price, nor do they have an expiration date; however, they only entitle the holder thereof to receive value if and to the extent the underlying security appreciates in value following the grant of the award. Because of this appreciation feature, the Company believes profits interest awards are economically similar to stock options or stock appreciation rights for purposes of the SEC disclosure rules. Awards reflected as “Unexercisable” are incentive units that have not yet vested. In future periods, awards reflected as “Exercisable” are Incentive Units that have vested but have not yet received payment in respect thereof.

Option Exercises and Awards Vested

The following table sets forth information concerning the exercise of options and vesting of other awards for each of our Named Executive Officers during 2022:

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(a)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(b)
Ms. Lee	—	—	—	—
Mr. Lee	299,468	5,699,461	22,915	555,689
Ms. Theroux	129,210	1,927,075	10,182	246,914
Mr. Keppler	91,815	1,484,538	44,708	1,084,169
Ms. Brenner	13,170	131,042	12,476	302,543

(a)    The value realized on exercise represents an amount equal to the Merger consideration price of $24.65 less the exercise price per stock option. All of these stock options were fully vested at the time of the Merger.
(b)    This column represents the closing price of our common stock on the business day before the vesting date of the applicable award multiplied by the number of shares of our common stock covered by such award. All of these awards vested prior to the Merger.

Pension Benefits

We do not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for our NEOs.

Nonqualified Deferred Compensation

Certain of our employees and non-employee directors of the Company selected by the Compensation Committee are eligible to participate in the Company’s nonqualified deferred compensation plan (“DCP”). The DCP is a nonqualified retirement plan created to provide specified benefits to our highly compensated employees and directors. The DCP allows employees to defer up to 80% of their annual salaries and up to 90% of their annual cash bonuses, and allows the Company’s non-employee directors to defer up to 100% of their annual retainer fees, until a specified date in the future, including at or after retirement. None of our NEOs participated in the DCP during 2022.

Potential Payments upon Termination or Change in Control

We describe below certain payments and benefits that would be received by our NEOs upon specified terminations of their employment, and upon a change in control of the Company, under the employment agreements to which we and our NEOs are parties, as well as under our Incentive Plan and the outstanding equity awards as of the end of 2022.

On July 25, 2022, we completed the Merger. The completion of such transaction did not constitute a “change in control” under the employment agreements that the NEOs are party to and/or the compensation arrangements in which they participated.

Employment Agreements

Each NEO has (or during 2022 had) an employment agreement with the Company providing for severance payments and termination benefits upon a future termination of an NEO’s employment that is a qualifying termination (i.e., upon termination by the Company without “cause” or by the employee with “good reason”), both prior to and following a change in control of the Company. Severance payments and termination benefits are also payable upon a qualifying termination of an NEO that does not occur during a potential change in control period or within two years following a change in control of the Company.

Where a qualifying termination occurs, other than during a potential change in control period and other than within two years following a change in control of the Company, each employment agreement provides (or provided) for (i) payment of one times (two times, in the case of Ms. Lee) the NEO’s then-current base salary, payable in equal installments on regular payroll dates over the course of the one-year period (two-year period, in the case of Ms. Lee) immediately following the date of termination, (ii) a prorated annual bonus based on actual performance in the year of termination, (iii) a maximum of twelve months of continued coverage (under COBRA) in the case of Ms. Lee, a lump sum cash payment equal to eighteen months of the premium cost of family medical coverage at the active-employee rate) and (iv) in the case of Ms. Lee, payment of two times their target annual bonus payable in equal installments over two years (each, a “Qualifying Termination Severance Package”).

Ms. Lee’s employment agreement provides for the Qualifying Termination Severance Package in connection with a qualifying termination during a potential change in control period or within two years following a change in control of the Company. In the case of Ms. Lee and Messrs. Lee and Keppler, their employment agreements provide for (i) the same cash severance payment as is payable upon a qualifying termination prior to a change in control (except that, to the maximum extent practicable, such payment is to be made in a lump sum), (ii) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the NEO’s then-current base salary and (y) two times the NEO’s target annual bonus for the fiscal year in which the termination occurs, (iii) a pro-rated annual bonus payment based on actual performance in the year of termination and (iv) an additional six months (for a maximum of eighteen months) of continued COBRA coverage. The Merger did not constitute a “change in control” event for purposes of Mr. Keppler’s employment agreement. Accordingly, although Mr. Keppler’s separation from the Company was a qualifying termination, he did not receive the severance enhancements applicable to a qualifying termination within two years following a change in control of the Company.

For purposes of the employment agreements, “change in control” means (A) any person who becomes the beneficial owner of 25% or more of the combined voting power of Cornerstone Building Brands, (B) as a result of, or in connection with, a tender or exchange offer, merger or other business combination, persons who were directors immediately before the transaction cease to constitute the majority of the Board, (C) the Company is merged or consolidated with another company or transfers substantially all of its assets to another company and, as a result, either (i) less than 50% of the outstanding voting securities of the resulting company are owned in the aggregate by former Cornerstone Building Brands stockholders or (ii) 50% or more of the outstanding voting securities of the resulting company continue to be owned in the aggregate by former Cornerstone Building Brands stockholders but other than in substantially the same relative proportions as immediately prior to the transaction, or (D) a tender or exchange offer is made for 25% or more of the combined voting power of the Company. As noted above, the Merger not constitute a “change in control” for purposes of the employment agreements.

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

Mr. Keppler’s Separation

James F. Keppler separated as an employee and executive from the Company on December 31, 2022, but agreed to provide consulting services until March 31, 2023. The separation was a termination by the Company without “Cause” for purposes of Mr. Keppler’s employment agreement. In connection with his separation, the Company entered into a separation agreement with Mr. Keppler on January 9, 2023, pursuant to which the Company provided Mr. Keppler with severance payments and termination benefits described above under “Executive Compensation – Other Compensation – Employment Agreements, Separation Agreement and Termination Benefits”.

Equity Incentive Awards

Upon a sale of the Partnership, all outstanding and unvested Incentive Units will become fully vested and participate in proceeds from such sale unless certain conditions specified in the Equity Plan are met, including the replacement of such Incentive Units with alternative awards having substantially equivalent or better terms.

Termination Payments

The following table estimates the value of the payments and benefits that each of our NEOs would receive their employment terminated on December 31, 2022 under the circumstances shown and making the following assumptions. The table excludes (i) amounts accrued through the end of 2022 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and (ii) benefits generally available to all of our salaried employees.

Named Executive Officer	Benefit	Termination for Cause ($)	Termination Without Good Reason by Executive (including Retirement)(a) ($)	Termination Without Cause or by Executive for Good Reason(b) ($)	Change in Control ($)	Change in Control followed by Termination Without Cause or by Executive for Good Reason(c) ($)	Disability(d) ($)	Death(d) ($)
Ms. Lee	Non-CIC Severance	—	1,920,000	6,353,980	—	6,353,980	1,920,000	1,920,000
	Life Insurance	—	—	—	—	—	—	1,000,000
	Accelerated FY 2021 Awards	—	—	2,993,888	—	7,265,590	7,265,590	7,265,590
Mr. Lee	Non-CIC Severance	—	864,000	1,486,123	—	3,177,185	864,000	864,000
	Life Insurance	—	—	—	—	—	—	600,000
	Accelerated FY 2019 Awards	—	—	—	—	1,778,321	1,778,321	1,778,321
	Accelerated FY 2020 Awards	—	—	9,885,171	—	11,189,094	11,189,094	11,189,094
	Accelerated FY 2021 Awards	—	—	1,146,835	—	2,249,384	2,249,384	2,249,384
Ms. Theroux	Non-CIC Severance	—	540,000	1,012,653	—	2,148,980	540,000	540,000
	Life Insurance	—	—	—	—	—	—	450,000
	Accelerated FY 2018 Awards	—	—	—	—	607,459	607,459	607,459
	Accelerated FY 2020 Awards	—	—	4,613,164	—	5,221,670	5,221,670	5,221,670
	Accelerated FY 2021 Awards	—	—	472,226	—	926,228	926,228	926,228
Mr. Keppler	Non-CIC Severance	—	652,800	1,185,453	—	2,522,780	652,800	652,800
	Life Insurance	—	—	—	—	—	—	510,000
	Accelerated FY 2020 Awards	—	—	2,999,816	—	4,734,428	4,734,428	4,734,428
	Accelerated FY 2021 Awards	—	—	472,226	—	926,228	926,228	926,228
Ms. Brenner	Non-CIC Severance	—	540,000	1,004,149	—	2,136,224	540,000	540,000
	Life Insurance	—	—	—	—	—	—	450,000
	Accelerated FY 2021 Awards	—	—	292,957	—	1,170,225	1,170,225	1,170,225
(a)    Amounts reflect prorated annual bonus based on actual performance. Refer to section titled “2022 Bonus Earned” for additional information.
(b)    Amounts include those payments described above as the Qualifying Termination Severance Package and vesting of performance-based awards based on the Company’s performance at the end of the applicable performance period on a pro-rata basis commensurate with the time employed prior to departure.
(c)    For Ms. Lee, the amounts equals the payment that would occur for a termination without cause or by executive for good reason as well as the accelerated vesting of all time-based awards. For all other Named Executive officers, the amount equals the payment that would occur for a termination without cause or by executive for good reason plus (i) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the NEO’s then-current base salary and (y) two times the NEO’s target annual bonus, (ii) accelerated vesting of all time-based awards.
(d)    Amounts include (i) prorated annual bonus based on actual performance and (ii) accelerated vesting of all time-based awards. In the case of death, the amounts also include life insurance proceeds and vesting of performance-based awards based on the Company’s performance at the end of the applicable performance period on a pro-rata basis commensurate with the time employed prior to departure.

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

In accordance with SEC requirements, we determined that there have been no changes to our employee population or compensation arrangements in 2022 that we believe would significantly affect our pay ratio disclosure. In determining our pay ratio for FY 2021-22, we used the same median employee as was identified last year according to the process outlined below.

We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of a determination date of December 31, 2022. The median was identified using base pay, overtime and bonuses. International employees’ pay was converted to U.S. dollar equivalents using exchange rates as of the determination date and pay was annualized for any employees hired during the period.

The total compensation earned by Ms. Lee during 2022, as determined under Item 402 of Regulation S-K, was $15,034,891. The total compensation earned during the same period by our median employee, as determined under Item 402 of Regulation S-K, was $46,615. The ratio of Ms. Lee’s total compensation to our median employee’s total compensation for 2022 is 323:1.

Director Compensation

Directors of the Company who are also employees of the Company do not receive additional compensation for their service as directors. Non-employee directors of the Company receive compensation in addition to reimbursement for expenses incurred to attend and/or participate in meetings. In 2022 prior to the closing of the Merger, each non-employee director received an annual retainer fee, and certain non-employee directors receive additional annual retainer fees for their service as committee chairs or members, as set forth in the following table:

Role	Annual Retainer Fee(a) ($)
All Non-Employee Directors	85,000
Audit Committee Chair	22,500
Audit Committee Members	10,000
Compensation Committee Chair	17,000
Compensation Committee Members	7,500
Nominating and Corporate Governance Committee Chair	15,000
Nominating and Corporate Governance Committee Members	6,500
Affiliate Transactions, Executive and Routine Transactions Committee Members	3,000
(a)    Retainer fees remained effective until the end of the third quarter of 2022.

In addition, in 2021, each non-employee director received a grant of RSUs having an aggregate fair market value of $135,000, vesting at the earlier of the first anniversary of the grant date and the following annual shareholder meeting. No director RSU awards were outstanding at the time of the Merger.

Subsequent to the Merger, in October 2022, the Board approved a change in the compensation payable to each of our non-employee directors effective in the fourth quarter of 2022, as set forth in the following table:

Role	Annual Retainer Fee ($)
All Non-Employee Directors	110,000
Audit Committee Chair	22,500
Compensation Committee Chair	17,000

After the Merger, the Board determined to change the mix of the compensation payable to our non-employee directors by decreasing the equity award amount from $135,000 to $110,000 but increasing the cash retainer from $85,000 to $110,000.

In addition, in October 2022, each non-employee director received a grant of Class A-2 Units in the Partnership (“Restricted Units”) having an aggregate fair market value of $110,000. These Restricted Units will vest on July 25, 2023, provided that the director continues to serve as a director through the vesting date, and any unvested Restricted Units will fully vest upon the occurrence of a sale of the Partnership. Non-employee directors were also offered the opportunity to purchase Class A Units in the Partnership.

As a result of their affiliation with CD&R, Messrs. Krenicki, Sleeper, Young, and Zrebiec do not receive any of the compensation offered to other non-employee directors, except for reimbursement of expenses incurred to attend or participate in meetings.

Our non-employee directors are also eligible to participate in our DCP and may defer a portion of their annual retainer fees, subject to certain specified maximum deferral amounts. None of our directors participated in the DCP during 2022. See “Executive Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

2022 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors during 2022. The grants of Incentive Units were made in respect of 2022.

Name	Fees Earned or Paid in Cash ($)(a)(b)	Stock Awards ($)	Incentive Unit Awards ($)	All Other Compensation ($)	Total ($)
Kathleen J. Affeldt	115,542	—	110,000	—	225,542
George L. Ball	132,333	—	—	—	132,333
Gary L. Forbes	100,667	—	—	—	100,667
John J. Holland	100,958	—	—	—	100,958
William E. Jackson	97,167	—	—	—	97,167
Wilbert W. James, Jr.	97,375	—	110,000	—	207,375
Daniel C. Janki	108,208	—	110,000	—	218,208
John Krenicki	64,458	—	—	—	64,458
Timothy J. O’Brien	95,042	—	110,000	—	205,042
Judith A. Reinsdorf	95,708	—	—	—	95,708
Nathan K. Sleeper	55,708	—	—	—	55,708
Jonathan L. Zrebiec	55,708	—	—	—	55,708

(a)    Includes amounts earned during 2022 with respect to annual retainer fees, supplemental retainer fees for Committee Chairs, Board meeting fees and Committee meeting fees for each non-employee director as more fully explained in the preceding paragraphs.
(b)    The amounts reported in the “Fees Earned or Paid in Cash” column for each of Messrs. Krenicki, Sleeper and Zrebiec represent amounts paid to CD&R, LLC, as assignee of compensation payable to those directors, each of whom is an employee or partner of CD&R, LLC. These amounts include payments relating to fees earned prior to the Merger. Subsequent to the Merger, Messrs. Krenicki, Sleeper and Zrebiec are not eligible to receive this compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management

After the closing of the Merger, Camelot Parent became the indirect owner of all the outstanding shares of Company common stock that CD&R did not already own. As a result, all of the issued and outstanding shares of Company common stock is owned by Camelot Parent. None of our officers or directors beneficially own shares of Company common stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence

At the closing of the Merger, the Company delisted its common stock on the NYSE. As a result, the Company is no longer required to comply with the NYSE’s corporate governance requirements, including the requirement that a majority of its Board be comprised of independent directors. Following the Merger and the removal of our common stock from listing on the NYSE, the Company is no longer subject to the independence requirements for its Board or Board committees. If the Company were subject to the listing standards of the NYSE, we believe that each of Ms. Affeldt and Messrs. James, Janki and O’Brien could be determined to be “independent” as defined by the listing standards of the NYSE.

Our Board met seven times during 2022. Each of our directors attended 75% or more of the aggregate of the total number of meetings of our Board held during the period in which they were a director and the total number of meetings held by all board committees on which they served during the periods that they served.

Our non-management directors meet without the presence of management at regularly scheduled executive sessions. These executive sessions typically occur before or after regularly scheduled meetings of our Board. The presiding director of these executive sessions is the Chair of the Board, if such person is an independent and/or non-employee director; otherwise, the Chair of the Audit Committee serves as presiding director.

Transactions with Related Persons

Policies and Procedures

The Nominating and Corporate Governance Committee has approved and adopted a written statement of policy and procedures with respect to related party transactions. This policy covers the review, approval or ratification of transactions between us and “related parties” (generally, directors, executive officers and their immediate family members, beneficial owners of 5% or more of any class of our securities, and any entity in which any such persons are employed, are principals, partners or hold a similar position or in which they have a beneficial interest of 5% or more). The policy generally requires that any related party transaction be approved by the Nominating and Corporate Governance Committee or its Chair in advance of the consummation or material amendment of the transaction, subject to exceptions. Under the policy, prior to entering into a related party transaction, a related party must make full written disclosure of all of the facts and circumstances relating to the transaction to our Chief Financial Officer or General Counsel, who must assess this information and decide whether it is a related party transaction. If either of the Chief Financial Officer or General Counsel makes this determination, they must submit the transaction to the Nominating and Corporate Governance Committee or to its Chair for approval.

CD&R Transactions

On February 13, 2022, funds affiliated with CD&R submitted a non-binding proposal to acquire all of the Company’s outstanding shares of Company common stock that CD&R did not already own for a purchase price of $24.65 in cash per share (the “CD&R Offer”). The CD&R Offer stated that any transaction would be subject to (i) approval by a special committee (“Special Committee”) of our independent directors; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of Company common stock owned by stockholders not affiliated with CD&R. The Board previously formed a Special Committee to evaluate and consider any potential or actual proposal from CD&R and any other alternative proposals or other strategic alternatives that may be available to the Company.

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

On July 25, 2022, the Company, Camelot Parent and Camelot Return Merger Sub, Inc. (“Merger Sub”) completed the transactions contemplated by that certain Agreement and Plan of Merger, dated as of March 5, 2022 (the “Merger Agreement”), by and among the Company, Camelot Parent and Merger Sub. Camelot Parent and Merger Sub are subsidiaries of investment funds managed by Clayton, Dubilier & Rice, LLC. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Parent (the “Surviving Corporation”). Prior to the completion of the Merger, CD&R and its affiliates collectively owned 49% of the issued and outstanding shares of Company common stock, par value $0.01 per share (“Company common stock”). As a result of the Merger, investment funds managed by CD&R became the indirect owners of all of the issued and outstanding shares of Company common stock.

Item 14. Principal Accounting Fees and Services.
Our Independent Registered Public Accounting Firm and Audit Fees

Grant Thornton LLP has served as our independent registered public accountant since Fiscal 2019.

The following is a description of the professional services performed and the fees billed by Grant Thornton (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees(a)	$3,753	$2,538
Audit-related fees(b)	95	—
Tax fees(c)	90	—
Total	$3,938	$2,538
(a)    Audit fees consisted of fees and expenses billed by Grant Thornton associated with the annual audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. In addition, the audit fees billed in 2022 included incremental fees for required audit procedures that resulted from the consummation of the Merger.
(b)    Fees for audit-related services billed in 2022 consisted of services pertaining to our $710 million senior secured notes offering in July 2022.
(c)    Tax advice fees encompass a variety of permissible tax services, primarily including tax advice related to federal and state income tax compliance.
Grant Thornton LLP did not perform any tax or other services in the year ended December 31, 2022 or 2021.

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

All of the services performed by Grant Thornton LLP in 2022 were approved in advance by the Audit Committee pursuant to the foregoing pre-approval policy and procedures. Additionally, during 2022, Grant Thornton LLP did not provide any services prohibited by the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
1.Consolidated Financial Statements (see Item 8).
2.All financial statement schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.
3.Exhibits.
Index to Exhibits

*2.1
Indemnification Agreement, dated as of April 12, 2018, by and between Pisces Parent, LLC, Ply Gem Industries, Inc., Atrium Windows and Doors, Inc., CD&R Pisces Holdings, L.P., Clayton, Dubilier & Rice Fund X, L.P., Clayton, Dubilier & Rice Fund X-A.L.P., and Clayton, Dubilier & Rice, LLC.

2.2
Securities Purchase Agreement by and among Nucor Insulated Panel Group Inc, Vulcraft Canada Inc., and Cornerstone Building Brands, Inc., dated as of June 5, 2021 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 and incorporated by reference herein)

2.3
Agreement and Plan of Merger, dated as of March 5, 2022, by and among Camelot Return Intermediate Holdings, LLC, Camelot Return Merger Sub. Inc., and Cornerstone Building Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 7, 2022 and incorporated by reference herein)

3.1
Amended and Restated Certificate of Incorporation of Cornerstone Building Brands, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 25, 2022 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Cornerstone Building Brands, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 25, 2022 and incorporated by reference herein)
4.1
Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.2
First Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.3
Second Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.4
Third Supplemental Indenture, dated as of April 13, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.5
Fourth Supplemental Indenture, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.6
Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.7
Sixth Supplemental Indenture, dated as of February 20, 2019, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20,2019 and incorporated by reference herein)

4.8
Seventh Supplemental Indenture, dated as of May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Quarterly report on Form 10-Q for the quarter ended July 4, 2020 and incorporated by reference herein)

4.9
Eighth Supplemental Indenture, dated as of September 24, 2020, among the Company, the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current report on Form 8-K dated September 24, 2020 and incorporated by reference herein)

4.10
Ninth Supplemental Indenture, dated as of June 29, 2021, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

4.11
Tenth Supplemental Indenture, dated as of January 6, 2022, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

*4.12	Eleventh Supplemental Indenture, dated as of April 22, 2022, among Metal Coaters, LLC, the Company and Wilmington Trust, National Association, as trustee.
*4.13
Twelfth Supplemental Indenture, dated as of July 25, 2022, among the subsidiary listed on Schedule 1 thereto, the Company, each then-existing subsidiary guarantor under the Indenture referred to therein, and Wilmington Trust, National Association, as trustee

*4.14	Thirteenth Supplemental Indenture, dated as of December 21, 2022, among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee
4.15
Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.16
First Supplemental Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.17
Second Supplemental Indenture, dated as of July 25, 2022, by and among Camelot Return Intermediate Holdings, LLC., the subsidiary guarantors party thereto, the Company and Wilmington Trust, National Association, as trustee and note collateral agent ((filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

*4.18
Third Supplemental Indenture, dated as of December 21, 2022, by and among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee and note collateral agent

*4.19
Notes Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Wilmington Trust, National Association as note collateral agent and trustee

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

*†10.8	Camelot Return Ultimate, LP 2022 Equity Incentive Plan, effective as of October 5, 2022
10.9
Cash Flow Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as borrower, Camelot return Intermediate Holdings, LLC, the several banks and other financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.10
First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.)., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.11
Second Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.12
Third Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.13
Increase Supplement to Cash Flow Credit Agreement, dated as of April 15, 2021, between the Company and the increasing lender party thereto (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.14
Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.15
Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.16
Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.17
Term Loan Credit Agreement, dated as of July 25, 2022, by and among the Company, the several banks and other financial institutions party thereto party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

*10.18
Term Loan Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent

10.19
ABL Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as parent borrower, Camelot Return Intermediate Holdings, LLC, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.20
Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.21
Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.22
Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.23
Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.24
Amendment No. 5 to ABL Credit Agreement, dated as of September 4, 2020, by and among the Company, the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.25
Amendment No. 6 to ABL Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.26
Amendment No. 7 to ABL Credit Agreement, dated as of July 25, 2022, by and among the Company., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

10.27
ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.28
ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.29
ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

†10.30
Form of Award Agreement for Restricted Stock Units, Performance Share Awards, and Stock Options for Key Employees (November 2018 awards) (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the year ended October 28, 2018 and incorporated by reference herein)

†10.31
Employment Agreement by and between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Jeffrey S. Lee, dated June 17, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 and incorporated by reference herein)

†10.32	First Amendment to the 2003 Long-Term Stock Incentive Plan, as amended (as included in the Company's Proxy Statement on Schedule 14A dated April 22, 2019 and incorporated by reference herein)
†10.33	Second Amendment to the 2003 Long-Term Stock Incentive Plan, as amended (as included in the Company’s Proxy Statement on Schedule 14A dated April 29, 2020 and incorporated by reference herein)
†10.34
Employment Agreement entered into as of February 25, 2021, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Alena S. Brenner (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 and incorporated by reference herein)

†10.35
Employment Agreement between Cornerstone Building Brands, Inc, and Rose Lee, dated August 3, 2021 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 and incorporated by reference herein)

10.36
Membership Interest Purchase Agreement, dated April 10, 2022, by and between Cornerstone Building Brands, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 and incorporated by reference herein)

†10.37
Separation agreement between Cornerstone Building Brands, Inc. and John L. Buckley, dated March 24, 2022 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 and incorporated by reference herein)

*†10.38	Separation agreement between Cornerstone Building Brands, Inc. and James Keppler, dated January 9, 2023
*21.1	List of Subsidiaries
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: February 24, 2023	By:	/s/ Rose Lee
Rose Lee
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date

/s/ Rose Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023
Rose Lee
/s/ Jeffrey S. Lee	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Jeffrey S. Lee
/s/ Wayne F. Irmiter	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Wayne F. Irmiter
*	Director	February 24, 2023
Kathleen J. Affeldt
*	Director	February 24, 2023
Wilbert W. James, Jr.
*	Director	February 24, 2023
Daniel C. Janki
*	Director	February 24, 2023
John Krenicki
*	Director	February 24, 2023
Timothy J. O’Brien
*	Director	February 24, 2023
Nathan K. Sleeper
*	Director	February 24, 2023
Tyler Young
*	Director	February 24, 2023
Jonathan L. Zrebiec

*By:	/s/ Rose Lee
Rose Lee, Attorney-in-Fact