Form 10-Q
period 2023-04-01
Cornerstone Building Brands, Inc.
filed 2023-05-05
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2023

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net sales	$1,279,088	$1,566,838
Cost of sales	997,227	1,232,931
Gross profit	281,861	333,907
Selling, general and administrative expenses	227,801	231,166
Gain on legal settlements	—	(76,575)
Income from operations	54,060	179,316
Interest expense	(94,111)	(44,106)
Foreign exchange gain	2,017	1,444
Loss on extinguishment of debt	(563)	—
Other income (expense), net	1,173	(5)
(Loss) income before income taxes	(37,424)	136,649
Income tax (benefit) provision	(8,609)	34,366
Net (loss) income	(28,815)	102,283
Net income allocated to participating securities	—	(757)
Net (loss) income applicable to common shares	$(28,815)	$101,526

Income per common share:
Basic		$0.80
Diluted		$0.79

Weighted average number of common shares outstanding:
Basic		127,129
Diluted		128,466
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Comprehensive (loss) income
Net (loss) income	$(28,815)	$102,283
Other comprehensive income (loss), net of tax:
Foreign exchange translation (losses) gains	(963)	4,784
Unrealized (loss) gain on derivative instruments, net of income tax of $3,354 and $(11,625), respectively	(10,892)	60,696
Amount reclassified from accumulated other comprehensive income (loss) into earnings relating to derivative instruments	—	7,288
Other comprehensive (loss) income	(11,855)	72,768
Comprehensive (loss) income	$(40,670)	$175,051
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	Successor
	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$379,231	$553,551
Accounts receivable, net	621,277	665,936
Inventories	571,887	551,828
Other current assets	73,750	125,306
Total current assets	1,646,145	1,896,621
Property, plant and equipment, net	635,104	618,064
Lease right-of-use assets	351,765	365,552
Goodwill	1,690,549	1,688,548
Intangible assets, net	2,471,216	2,519,023
Other assets, net	89,348	105,842
Total assets	$6,884,127	$7,193,650
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Current portion of lease liabilities	58,942	61,899
Accounts payable	254,751	288,938
Accrued income and other taxes	45,466	21,867
Employee-related liabilities	79,550	184,187
Rebates, warranties and other customer-related liabilities	130,817	157,752
Other current liabilities	114,923	149,596
Total current liabilities	713,449	893,239
Long-term debt	3,364,687	3,366,588
Long-term lease liabilities	290,571	302,339
Deferred income tax liabilities	579,471	653,745
Other long-term liabilities	245,352	248,794
Total liabilities	5,193,530	5,464,705

Commitments and contingencies (Note 12)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at April 1, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,760,254	1,757,932
Accumulated deficit	(92,311)	(63,496)
Accumulated other comprehensive income	22,654	34,509
Total equity	1,690,597	1,728,945
Total liabilities and equity	$6,884,127	$7,193,650
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022 (Successor)	1,000	$—	$1,757,932	$(63,496)	$34,509	—	$—	$1,728,945
Other comprehensive loss	—	—	—	—	(11,855)	—	—	(11,855)
Share-based compensation	—	—	2,492	—	—	—	—	2,492
Other	—	—	(170)	—	—	—	—	(170)
Net loss	—	—	—	(28,815)	—	—	—	(28,815)
Balance, April 1, 2023 (Successor)	1,000	$—	$1,760,254	$(92,311)	$22,654	—	$—	$1,690,597

Balance, December 31, 2021 (Predecessor)	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(170,400)	(4,082)	(4,082)
Retirement of treasury shares	(170,400)	(2)	(4,080)	—	—	170,400	4,082	—
Issuance of restricted stock	472,521	5	(5)	—	—	—	—	—
Stock options exercised	35,248	—	364	—	—	—	—	364
Other comprehensive income	—	—	—	—	72,768	—	—	72,768
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	11,451	—	—	—	—	11,451
Net income	—	—	—	102,283	—	—	—	102,283
Balance, April 2, 2022 (Predecessor)	127,329,476	$1,273	$1,287,237	$3,457	$67,156	—	$—	$1,359,123
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Cash flows from operating activities:
Net (loss) income	$(28,815)	$102,283
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	72,662	73,932
Amortization of debt issuance costs, debt discount and fair values	22,824	8,928
Share-based compensation expense	2,492	11,451
Loss on extinguishment of debt	563	—
Unrealized loss on foreign currency exchange rates	—	—
Asset impairments	—	368
Loss on sale of assets	169	—
Provision for credit losses	1,667	242
Deferred income taxes	(71,338)	(15,749)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	43,029	(23,628)
Inventories	(20,029)	(68,857)
Income taxes	45,263	11,012
Prepaid expenses and other	3,886	36,446
Accounts payable	(35,096)	84,726
Accrued expenses	(140,488)	(28,312)
Other, net	(7,360)	(2,736)
Net cash (used in) provided by operating activities	(110,571)	190,106
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	4,396
Capital expenditures	(41,706)	(33,306)
Proceeds from sale of property, plant and equipment	—	—
Net cash used in investing activities	(41,706)	(28,910)
Cash flows from financing activities:
Payments on term loans	(6,500)	(6,500)
Repurchases of senior notes	(15,500)	—
Payments on derivative financing obligations	—	(3,282)
Other	—	(3,718)
Net cash used in financing activities	(22,000)	(13,500)
Effect of exchange rate changes on cash and cash equivalents	(43)	(108)
Net (decrease) increase in cash, cash equivalents and restricted cash	(174,320)	147,588
Cash, cash equivalents and restricted cash at beginning of period	554,014	396,658
Cash, cash equivalents and restricted cash at end of period	$379,694	$544,246
 See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
(Unaudited)

Note 1 —Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in Delaware. The Company is the largest exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized in three reportable segments, which we have renamed as follows: Aperture Solutions, Surface Solutions and Shelter Solutions.

Organization and Ownership Structure

On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”), and Camelot Return Merger Sub, Inc. (“Merger Sub”), investments funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of common stock of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Camelot Parent (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), the Company became a privately held company and its shares were no longer traded on the New York Stock Exchange.
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements have been prepared with the Company's accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2022 and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. Certain disclosures normally included in the Company’s Consolidated Financial Statements prepared in accordance with U.S. GAAP have been omitted on a basis consistent with the rules and regulations of the SEC.
The accompanying Condensed Consolidated Financial Statements include the accounts and operations of the Company and its majority-owned subsidiaries and all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows. All intercompany accounts and transactions have been eliminated in consolidation. Through application of pushdown accounting, the Company’s Condensed Consolidated Financial Statements are presented as Predecessor for periods prior to the Merger and Successor for subsequent periods. The Company has reclassified certain prior year amounts to conform to the current year’s presentation. The results reported in these Condensed Consolidated Financial Statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Note 2 — Significant Accounting Policies
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the Condensed Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for obsolete inventory; the impairment of goodwill and intangible assets; establishing useful lives for and evaluating the recovery of long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties and accounting for income taxes. Actual results may differ from the estimates used in preparing the Condensed Consolidated Financial Statements.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consists of instruments with an original maturity of three months or less. As of April 1, 2023, the Company’s cash and cash equivalents were only invested in cash.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that total the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	Successor
	April 1, 2023	December 31, 2022
Cash and cash equivalents	$379,231	$553,551
Other current assets - Restricted cash(1)	463	463
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$379,694	$554,014
(1)    Restricted cash primarily relates to indemnification agreements and is included in other current assets in the Condensed Consolidated Balance Sheets.
Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. The Company’s allowance for expected credit losses was $2.9 million at April 1, 2023 and was $2.1 million at December 31, 2022.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of April 1, 2023 and December 31, 2022 given the instruments relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs. U.S. GAAP, requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, that deferred the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is evaluating the impact of electing to apply the amendments.
Note 3 — Merger
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
•$464.4 million aggregate principal amount of 2.99% senior payment-in-kind notes due 2029 that were issued by Camelot Return Parent, LLC (“Camelot Return Parent”), an indirect parent of the Company, and are held by Arawak X, L.P. (“Arawak X”), an affiliate of CD&R; and
•$195.0 million from preferred shares of Camelot Return Parent.

Neither the Company nor any of its subsidiaries is a guarantor of or is obligated to make any payments related to the 2.99% senior payment-in-kind notes due 2029 issued by Camelot Return Parent.
The calculation of the total consideration paid is as follows:

Consideration
Common shares purchased	65,613,349
Common share closing price	$24.65
Merger consideration, common shares purchased	$1,617,369
Effective settlement of pre-existing relationships (1)	128,721
Total merger consideration	1,746,090
Fair value of common shares previously held by CD&R and other adjustments(2)	1,526,591
Total equity value	$3,272,681
(1)    Consists mainly of employee share-based compensation awards that were outstanding at that time the Merger was consummated.
(2)    Consists of 61.9 million common shares, with shares rolled over or acquired by Camelot Parent.

The following table summarizes the fair value of net assets acquired:

Fair Value
Merger consideration	$1,746,090
Fair value of common shares previously held by CD&R and other adjustments	1,526,591
Total equity value	$3,272,681

Cash and cash equivalent	$1,087,586
Accounts receivable	794,341
Inventories	768,827
Property, plant and equipment	581,617
Lease right-of-use assets	252,262
Goodwill	1,694,848
Intangible assets	2,610,685
Other assets	120,543
Total assets acquired	7,910,709
Accounts payable	329,896
Accrued liabilities	624,497
Long-term debt	2,467,210
Long-term lease liabilities	252,262
Deferred income tax liabilities	678,627
Other liabilities	285,536
Total liabilities assumed	4,638,028
Net assets acquired	$3,272,681
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
As part of pushdown accounting, the Company recorded the provisional goodwill and it has been allocated to reporting units expected to benefit from the business combination. The goodwill is mainly attributable to costs savings in manufacturing productivity; freight and logistics; procurement; and other operating costs, as well as operational improvements in recent acquisitions to be achieved subsequent to the Merger. The goodwill recorded is not deductible for income tax purposes.
The Company identified intangible assets for customer relationships and trade names and other. Intangible assets are amortized on a straight-line basis over their expected useful lives. The provisional fair value and weighted average estimated useful life of identifiable intangible assets consists of the following:

	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$2,088,548	13
Trade names and other	522,137	13
Total	$2,610,685
The Company incurred transaction costs of $29.4 million associated with the Merger, of which $0.7 million was recognized in the period from July 25, 2022 through December 31, 2022 and $28.7 million was recognized in the period from January 1, 2022 through July 24, 2022. These costs are included in selling, general and administrative expenses on the Condensed Consolidated Statements of (Loss) Income.
Unaudited Pro Forma Financial Information
Had the Merger occurred at the beginning of 2022, unaudited pro forma revenues and net income for the three months ended April 1, 2023 and April 2, 2022 would not have been materially different than the amounts reported as the pro forma adjustments would primarily reflect the amortization of intangibles and depreciation of property, plant and equipment that received a step up in basis and the cost to finance the transaction, net of the related tax effects. The unaudited supplemental pro forma financial information would not give effect to the potential impact of current financial conditions, operating efficiencies or cost savings that may result from the Merger or any integration costs. Unaudited pro forma balances would not necessarily be indicative of operating results had the Merger occurred on January 1, 2022 or of future results.
Note 4 — Inventories
The following table sets forth the components of inventories:

	Successor
	April 1, 2023	December 31, 2022
Raw materials	$323,980	$312,380
Work in process	68,480	67,424
Finished goods	179,427	172,024
Total inventories	$571,887	$551,828
Note 5 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2022 (Successor)	$624,009	$790,452	$274,087	$1,688,548
Measurement period adjustments(1)	1,254	—	—	1,254
Currency translation	427	320	—	747
Balance, April 1, 2023 (Successor)	$625,690	$790,772	$274,087	$1,690,549
(1)     Measurement period adjustments have been recorded as the Company has obtained additional information since the preliminary purchase price allocation of the assets and liabilities acquired in connection with the Merger.

Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life (Years)	Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of April 1, 2023(1) (Successor)
Amortized intangible assets:
Trademarks, trade names and other	13	13	$522,137	$(27,894)	$494,243
Customer lists and relationships	13	13	2,088,548	(111,575)	1,976,973
Total intangible assets			$2,610,685	$(139,469)	$2,471,216

As of December 31, 2022(1) (Successor)
Amortized intangible assets:
Trademarks, trade names and other	13	13	$522,137	$(18,332)	$503,805
Customer lists and relationships	13	13	2,088,548	(73,330)	2,015,218
Total intangible assets			$2,610,685	$(91,662)	$2,519,023
(1)     In connection with the Merger, the Company recorded a provisional intangible asset fair value. The fair value is based on preliminary information and subject to revision during the measurement period.
Intangible assets are amortized on a straight-line basis. Amortization expense related to intangible assets was $47.9 million for the three months ended April 1, 2023 and $49.0 million for the three months ended April 2, 2022.
Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Successor	Predecessor
	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Balance, beginning of period	$202,463	$218,356
Warranties sold	324	390
Revenue recognized	(612)	(606)
Expense	12,501	10,817
Settlements	(11,292)	(8,481)
Balance, end of period	$203,384	$220,476
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$26,936	$29,944
Noncurrent liabilities – Other long-term liabilities	176,448	190,532
Total product warranty liability	$203,384	$220,476

Note 7 – Long-Term Debt
The following table sets forth the components of long-term debt:

		Successor
		April 1, 2023				December 31, 2022
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,548,000	$(335,240)	$—	$2,212,760	$2,554,500	$(348,769)	$—	$2,205,731
Term loan facility, due August 2028	9.69%	300,000	—	(20,780)	279,220	300,000	—	(21,538)	278,462
6.125% Senior Notes, due January 2029	12.16%	343,866	(101,445)	—	242,421	365,541	(111,524)	—	254,017
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(50,714)	659,286	710,000	—	(52,622)	657,378
Total long-term debt		$3,901,866	$(436,685)	$(71,494)	$3,393,687	$3,930,041	$(460,293)	$(74,160)	$3,395,588
Reflected as:
Current liabilities - Current portion of long-term debt					$29,000				$29,000
Non-current liabilities - Long-term debt					3,364,687				3,366,588
Total long-term debt					$3,393,687				$3,395,588
Fair value - Senior notes - Level 1					$904,809				$907,993
Fair value - Term loans - Level 2					2,562,460				2,580,000
Total fair value					$3,467,269				$3,487,993
(1)    On July 25, 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
Revolving Credit Facilities
The following table sets forth the Company’s availability under its credit facilities:

	Successor
	April 1, 2023			December 31, 2022
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility	$850,000	$—	$47,000	$850,000	$—	$48,000
Cash flow revolver(1)	115,000	—	—	115,000	—	—
First-in-last-out tranche asset-based lending facility	95,000	—	—	95,000	—	—
Total	$1,060,000	$—	$47,000	$1,060,000	$—	$48,000
(1)     Cash flow revolver commitments of $23.0 million matured in April 2023 and $92.0 million will mature in April 2026.
Term Loan Facility due April 2028 and Cash Flow Revolver
In April 2018, Ply Gem Midco, Inc. (“Ply Gem Midco”) entered into a Cash Flow Agreement (as amended from time to time, the “Cash Flow Credit Agreement”), which provides for (i) a term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $2,600.0 million, issued with a discount of 0.5% and (ii) a cash flow-based revolving credit facility (the “Cash Flow Revolver”) of up to $115.0 million. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Borrower (as defined in the Cash Flow Credit Agreement) under the Term Loan Facility and Cash Flow Revolver (together the “Cash Flow Facilities”). On April 11, 2023, the Company amended the Cash Flow Credit Agreement to replace the adjusted LIBOR rate with the Secured Overnight Financing Rate (“SOFR”) rate.

The Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) a Term SOFR rate with a credit spread adjustment of 0.10% (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum.
Loans outstanding under the Cash Flow Revolver bear annual interest at a floating rate measured by reference to, at the Company’s option, either (i) a Daily Simple SOFR rate or a Term SOFR rate with (only in the case of Term SOFR rate borrowings with an interest period greater than one month) a credit spread adjustment of 0.10% (subject to a floor of 0.00%) plus an applicable margin ranging from 2.50% to 3.00% per annum depending on the Company’s secured leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on the Company’s secured leverage ratio. There are no amortization payments under the Cash Flow Revolver. Additionally, unused commitments under the Cash Flow Revolver are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Company’s secured leverage ratio.
Subject to certain exceptions, the Term Loan Facility is subject to mandatory prepayments in an amount equal to:
•the net cash proceeds of (i) certain asset sales, (ii) certain debt offerings and (iii) certain insurance recovery and condemnation events; and
•50% of annual excess cash flow (as defined in the Cash Flow Credit Agreement), subject to reduction to 25% and 0% if specified secured leverage ratio targets are met to the extent that the amount of such excess cash flow exceeds $10.0 million. No payments were required in 2022 under the year 2021 excess cash flow calculation.
Both the Term Loan Facility and Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
ABL Facility due July 2027
On April 12, 2018, Ply Gem Midco entered into an ABL Credit Agreement (as amended from time to time, the “ABL Credit Agreement”), which provides for (a) an asset-based revolving credit facility of up to $850.0 million (amended from time to time the “ABL Facility”), a portion of which is (i) available to United States (“U.S.”) borrowers and (ii) available to U.S. and Canadian borrowers. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Parent Borrower (as defined in the ABL Credit Agreement) under the ABL Facility, and (b) a first-in-last-out tranche asset-based revolving credit facility of up to $95.0 million (the “ABL FILO Facility”) available to U.S. borrowers.
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
Repurchase of 6.125% Senior Notes
The Company repurchased an aggregate principal amount of $21.7 million of 6.125% Senior Notes for $15.5 million in cash during the three months ended April 1, 2023. The repurchases, which resulted in the write-off of associated unamortized debt discount and deferred financing costs, resulted in a loss totaling $0.6 million, recognized as a loss on extinguishment of debt in the Condensed Consolidated Statements of Income.
8.750% Senior Secured Notes due August 2028
On July 25, 2022, the Company issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028 (the “8.750% Senior Secured Notes”). The 8.750% Senior Secured Notes bear interest at 8.750% per annum and will mature on August 1, 2028. Interest is payable semi-annually in arrears on January 15 and July 15 of each year.
The 8.750% Senior Secured Notes are secured senior indebtedness and rank equal in right of payment with all existing and future senior indebtedness, and are senior in right of payment to all existing and future subordinated indebtedness of the Company, including the 6.125% Senior Notes.
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

The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of April 1, 2023.
Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

	May 2019 Swap(1)	April 2021 Swaps
Notional amount	$500,000	$1,000,000
Forecasted term loan interest payments being hedged	1-month LIBOR	1-month LIBOR
LIBOR floor (per annum - matches floor in hedged item)	0.00%	0.50%
Fixed rate paid on $500,000 and $1,500,000 notional amounts	2.1680%	2.0340%
Fixed rate received on $(500,000) notional amount	n/a	(2.1680)%
Origination date	July 12, 2019	April 15, 2021
Maturity - Fixed rate paid	July 12, 2023	April 15, 2026
Maturity - Fixed rate received	n/a	July 12, 2023
Fair value at April 1, 2023:
Other current assets	$3,969	$—
Other assets, net	$—	$78,119
Other current liabilities	$—	$3,969
Fair value at December 31, 2022:
Other current assets	$7,000	$—
Other assets, net	$—	$95,361
Other current liabilities	$—	$7,000
Level in fair value hierarchy(2)	Level 2	Level 2
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
Note 8 — Accumulated Other Comprehensive Income
The following tables sets forth the change in accumulated other comprehensive income (loss) attributable to the Company by each component of accumulated other comprehensive income, net of applicable income taxes:

	Foreign Currency Translation Adjustment	Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022 (Successor)	$(6,789)	$40,962	$336	$34,509
Other comprehensive loss	(963)	(10,892)	—	(11,855)
Balance, April 1, 2023 (Successor)	$(7,752)	$30,070	$336	$22,654

Balance, December 31, 2021 (Predecessor)	$22,741	$(23,407)	$(4,946)	$(5,612)
Other comprehensive income	4,784	67,984	—	72,768
Balance, April 2, 2022 (Predecessor)	$27,525	$44,577	$(4,946)	$67,156

Note 9— Share-Based Compensation
Merger Transaction
Prior to July 24, 2022, under its long-term stock incentive plan, the Company had several share-based compensation award types, including stock options, restricted stock units and performance share unit awards (collectively, the “Pre-Merger Awards”). In connection with the Merger, outstanding vested stock option awards were canceled and converted to the right to receive a fixed amount of cash equal to the intrinsic value of the awards and were paid in August 2022. Performance share units (“PSUs”) granted to certain key, non-executive employees in March 2021 were paid in cash in September 2022 with the applicable total shareholder return metric determined using a per share price equal to the Merger Consideration and the EBITDA-based metric determined based on target performance.
Resulting from the Merger, unvested restricted stock units were cancelled and converted into a contingent contractual right to receive a payment in cash equal to the Merger consideration per award and unvested stock options were cancelled and converted into a contingent contractual right to receive a payment in cash equal to the intrinsic value of the awards, subject to the same vesting conditions as the original awards.
Resulting from the Merger, unvested PSUs that were granted to key employees and executives in March 2020 and to executives in March 2021 were cancelled and converted into a contingent contractual right to receive a cash payment from the Company equal to the product of the number of PSUs earned under the terms of the applicable award agreement, with the applicable total stockholder return metric determined using a per share price equal to the Merger consideration and the EBITDA-based metric determined based on actual performance as of the end of the three-year performance period applicable to such PSUs. PSUs granted in March 2020 vested and were paid out in cash during the three months ended April 1, 2023. PSUs granted in March 2021 to executives are expected to be paid out in cash in the first quarter of 2024. The Pre-Merger Awards are accounted for under ASC Topic 710.
As of April 1, 2023, the Company has liabilities of $14.9 million classified within employee-related liabilities on its Condensed Consolidated Balance Sheet related to the Pre-Merger Awards that will be settled in cash. For the three months ended April 1, 2023, the Company paid out $89.5 million of cash to settle Pre-Merger Awards, which mainly related to those PSUs granted in March 2020 and vested in March 2023.
Incentive Units
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, L.P. (the “Partnership”). The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the three months ended April 1, 2023, the Company granted 27 thousand incentive units at an average grant date fair value of $49.76 per incentive unit.
Compensation Expense
For the three months ended April 1, 2023, the Company recognized $2.5 million of expense from incentive units and a gain of $4.8 million from the Pre-Merger Awards. The gain recognized on the Pre-Merger Awards during the three months ended April 1, 2023 related to the Company updating its vesting expectations for certain PSU awards which have a range of payouts based on an EBITDA-based metric.
As of April 1, 2023, the Company estimates that unrecognized expense is expected to be recognized over a weighted-average period of 4.3 years totaling $46.5 million, of which $9.5 million relates to Pre-Merger Awards and $37.0 million relates to incentive units.
Note 10 — Income Taxes
The effective tax rate was 23.0% for the three months ended April 1, 2023 and 25.1% for the three months ended April 2, 2022.
For the Predecessor and Successor periods, the Company’s effective tax rate includes state income taxes, foreign tax rate differentials and changes in the valuation allowance.

Note 11 — Reportable Segment and Geographical Information
The Company is organized in three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions, which operate principally in the U.S. with limited operations in Canada.
•The Aperture Solutions reportable segment offers a broad line of windows and doors at multiple price-points for residential new construction and repair and remodel end markets in the U.S. and Canada. Its main products include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite and fiberglass entry doors.
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
The following table sets forth net sales, Adjusted reportable segment EBITDA and a reconciliation to income before income taxes:

	Successor	Predecessor
	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net sales:
Aperture Solutions	$604,569	$702,110
Surface Solutions	268,591	332,990
Shelter Solutions	405,928	531,738
Total net sales	$1,279,088	$1,566,838
Adjusted reportable segment EBITDA:
Aperture Solutions	$64,793	$82,379
Surface Solutions	26,307	56,472
Shelter Solutions	83,414	89,568
Total reportable adjusted segment EBITDA	174,514	228,419
Corporate and other	(47,792)	24,829
Depreciation and amortization	(72,662)	(73,932)
Interest expense	(94,111)	(44,106)
Foreign exchange gain	2,017	1,444
Loss on extinguishment of debt	(563)	—
Other income, net	1,173	(5)
(Loss) income before income taxes	$(37,424)	$136,649

The following table sets forth net sales disaggregated by reportable segment:

	Successor	Predecessor
	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Aperture Solutions:
Vinyl windows	$567,193	$657,796
Aluminum windows and other	37,376	44,314
Total	$604,569	$702,110
Surface Solutions:
Vinyl siding	$132,185	$161,200
Metal siding	60,437	73,702
Injection molded siding	12,486	18,773
Stone	18,019	20,322
Stone veneer installation and other	45,464	58,993
Total	$268,591	$332,990
Shelter Solutions:
Metal building products	$405,928	$476,458
Metal coil coating	—	55,280
Total	$405,928	$531,738
Total net sales	$1,279,088	$1,566,838
Note 12 — Commitments and Contingencies
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.8 million at April 1, 2023 and December 31, 2022.

Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the CD&R Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses, and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. The Company does not believe these claims have merit and intend to vigorously defend against them. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
Note 13 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share is as follows:

Predecessor
Three Months Ended April 2, 2022
Numerator for Basic and Diluted Earnings Per Common Share
Net income applicable to common shares	$101,526
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	127,129
Common stock equivalents:
Employee stock options	1,337
Weighted average diluted number of common shares outstanding	128,466

Basic earnings per common share	$0.80
Diluted earnings per common share	$0.79

Incentive plan securities excluded from dilution(1)	72
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
Note 14 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Successor	Predecessor
	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$89,062	$45,879
Income taxes paid	$1,521	$1,562

CORNERSTONE BUILDING BRANDS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods presented (the “MD&A”). This information should be read in conjunction with the Condensed Consolidated Financial Statements included herein “Item 1. Condensed Consolidated Financial Statements” and the Consolidated Financial Statements and the Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
•our ability to successfully implement operational efficiency initiatives, including to increase automation and mitigate increases in our manufacturing costs;
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
•uncertainty as to the acceptance of Secured Overnight Financing Rate (“SOFR”) and phasing out of London Interbank Offered Rate (“LIBOR”) interest rates; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), and other filings we make with the SEC.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in this report and the 2022 Form 10-K, and other risks described in documents subsequently filed by the Company from time to time with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
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
Our operations are organized as three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions. We have:
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
Merger Transaction
On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”), and Camelot Return Merger Sub, Inc. (“Merger Sub”), investment funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of common stock of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Camelot Parent (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), we became a privately held company and our shares were no longer traded on the New York Stock Exchange.
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
Non-GAAP Financial Measures
We use several measures derived from consolidated financial information, but not presented in our Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). These measures are considered non-GAAP financial measures. Specifically, in this report, we refer to adjusted EBITDA and adjusted EBITDA as a percentage of net sales which are non-GAAP financial measures (collectively, our “non-GAAP financial measures”). Our non-GAAP financial measures are not intended to replace the presentation of the comparable measures under U.S. GAAP. However, we believe the presentation of the non-GAAP financial measures, when considered together with the comparable U.S. GAAP financial measure, along with a reconciliation to its respective U.S. GAAP financial measure, enables investors to better understand the factors and trends affecting our underlying business that could not be obtained absent these disclosures. Additionally, we believe that the presentation of our non-GAAP financial measures enables investors to evaluate trends in the business excluding certain items which are not entirely a result of our core operations.
Furthermore, the presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our business and facilitates the comparison of past and present operations. The non-GAAP financial measures we use may differ from non-GAAP financial measures used by other companies, and other companies may not define non-GAAP financial measures we use in the same way, even if similarly titled.
Predecessor and Successor Periods
The Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides an overview of our financial condition as of April 1, 2023 and the results of operations for the periods subsequent to July 25, 2022 (“Successor”) and for periods prior to July 25, 2022 (“Predecessor”). Our Condensed Consolidated Statements of (Loss) Income as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA and Adjusted EBITDA as a Percentage of Net Sales
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA and computes Adjusted EBITDA as a percentage of net sales:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net (loss) income	$(28,815)	$102,283
Depreciation and amortization	72,662	73,932
Interest expense	94,111	44,106
Income tax (benefit) provision	(8,609)	34,366
Earnings before interest, income taxes, depreciation and amortization	129,349	254,687
Strategic development and acquisition related costs	7,622	4,791
Asset impairments	—	368
Gain on legal settlements	—	(76,575)
Long-term incentive plan compensation(1)	(2,355)	11,451
Foreign exchange gain	(2,017)	(1,444)
Loss on extinguishment of debt	563	—
Employee separation and facility closure charges	8,822	304
Other (income) expense, net	(1,173)	5
Other	369	328
Adjusted EBITDA(2)	$141,180	$193,915
Adjusted EBITDA as a percentage of net sales	11.0%	12.4%
(1)For the three months ended April 1, 2023, the Company recognized a gain of $4.8 million from awards that were granted prior to the Merger (“Pre-Merger Awards”), partially offset by $2.5 million of expense from incentive units. The gain recognized on the Pre-Merger Awards during the three months ended April 1, 2023 related to the Company updating its vesting expectations for certain performance-based awards which have a range of payouts based on an EBITDA-based metric.
(2)The above periods, to the extent applicable, exclude the operations of divestitures as noted below in the “Impact of Divestitures” section.
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
Impact of Divestitures
In our MD&A, the impact of divestitures, when presented, is quantified as the portion of the preceding twelve months post- or pre-transaction where no comparable period is available. Specifically, in our Shelter Solutions reportable segment, we completed the sale of our coil coatings business in June 2022.

Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated, and the changes between periods:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net sales	$1,279,088	$1,566,838
Gross profit	281,861	333,907
% of net sales	22.0%	21.3%
Selling, general and administrative expenses	227,801	231,166
% of net sales	17.8%	14.8%
Gain on legal settlements	—	(76,575)
Income from operations	54,060	179,316
Interest expense	(94,111)	(44,106)
Foreign exchange gain	2,017	1,444
Loss on extinguishment of debt	(563)	—
Other income (expense), net	1,173	(5)
(Loss) income before income taxes	(37,424)	136,649
Income tax (benefit) provision	(8,609)	34,366
Net (loss) income	$(28,815)	$102,283
Non-GAAP financial measures*:
Adjusted EBITDA	$141,180	$193,915
Adjusted EBITDA as a percentage of net sales	11.0%	12.4%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales decreased $287.8 million, for the three months ended April 1, 2023 or 18.4% compared to the three months ended April 2, 2022 mainly due to lower volume across all reportable segments and the impact from the strategic divestiture of our coil coatings business in June 2022, partially offset by pricing actions to offset inflationary impacts.
Gross profit as a percentage of net sales was 22.0% for the three months ended April 1, 2023, compared to 21.3% for the three months ended April 2, 2022. This improvement was mainly due to materials cost deflation, partially offset by the effect of lower volume.

Selling, general and administrative expenses decreased $3.4 million, or 1.5%, for the three months ended April 1, 2023 mainly due to the impact from the strategic divestiture of our coil coatings business in June 2022.
Gain on legal settlements consists of a gain recognized in March 2022 of $76.6 million related to shareholder litigation.

Interest expense increased by $50.0 million for the three months ended April 1, 2023. The following table sets forth the components of interest expense:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Interest expense on outstanding borrowings(1)	$80,179	$32,329
Interest (income) expense attributable to interest rate swaps	(6,044)	10,073
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment	19,768	1,640
Other	208	64
Total interest expense	$94,111	$44,106
(1)The incremental interest expense incurred for the three months ended April 1, 2023 compared to the three months ended April 2, 2022 is mainly a result of the additional financing obtained to consummate the Merger.
Loss on extinguishment of debt includes a loss totaling $0.6 million which included the write-off of associated unamortized debt discount and deferred financing costs in the amount of $6.8 million related to the repurchase of $21.7 million aggregate principal of our 6.125% senior notes recognized for the three months ended April 1, 2023.
Income tax (benefit) provision for the three months ended April 1, 2023 decreased mainly due to lower pre-tax earnings for the reasons discussed above.
Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net sales
Aperture Solutions	$604,569	$702,110
Surface Solutions	268,591	332,990
Shelter Solutions	405,928	531,738
Total net sales	$1,279,088	$1,566,838

Adjusted reportable segment EBITDA*
Aperture Solutions	$64,793	$82,379
Surface Solutions	26,307	56,472
Shelter Solutions	83,414	89,568
Corporate and Other	(47,792)	24,829
Depreciation and amortization	(72,662)	(73,932)
Income from operations	$54,060	$179,316
* Refer to Non-GAAP Financial Measures for further discussion.

Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net sales	$604,569	$702,110
Adjusted reportable segment EBITDA*	64,793	82,379
% of net sales	10.7%	11.7%
Depreciation and amortization	$35,925	$35,130
* Refer to Non-GAAP Financial Measures for further discussion
Net sales decreased $97.5 million, or 13.9%, for the three months ended April 1, 2023 mainly due to a decrease in volume, partially offset by favorable pricing actions to offset inflationary impacts and support value differentiation.
Adjusted reportable segment EBITDA for the three months ended April 1, 2023 decreased $17.6 million mainly due to lower volume and manufacturing productivity net inefficiencies, partially offset by favorable pricing actions to offset inflationary impacts and support value differentiation.
Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net sales	$268,591	$332,990
Adjusted reportable segment EBITDA*	26,307	56,472
% of net sales	9.8%	17.0%
Depreciation and amortization	$29,333	$29,062
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the three months ended April 1, 2023 decreased $64.4 million, or 19.3%, mainly driven by a decrease in volume across both the siding and stone veneer product categories, as well as unfavorable price mix.
Adjusted reportable segment EBITDA for the three months ended April 1, 2023 decreased $30.2 million mainly due to lower volume and unfavorable price mix, net of inflation, partially offset by manufacturing productivity net efficiencies.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net sales	$405,928	$531,738
Adjusted reportable segment EBITDA*	83,414	89,568
% of net sales	20.5%	16.8%
Depreciation and amortization	$5,800	$8,168
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the three months ended April 1, 2023 decreased $125.8 million, or 23.7%, mainly due the impact from the strategic divestiture of our coil coatings business in June 2022, as well as lower volume and unfavorable price mix.

Adjusted reportable segment EBITDA for the three months ended April 1, 2023 decreased $6.2 million mainly from the strategic divestiture of our coil coatings business in June 2022 and lower volume. This was partially offset by favorable price mix, net of inflation, due to materials cost deflation and manufacturing productivity net efficiencies.
Corporate and Other
The following table sets forth Corporate and other:

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Corporate costs	$33,334	$34,504
Strategic development and acquisition related costs	7,622	4,791
Asset impairments	—	368
Gain on legal settlements	—	(76,575)
Long-term incentive plan compensation	(2,355)	11,451
Employee separation and facility closure charges	8,822	304
Other	369	328
Total Corporate and other	$47,792	$(24,829)
Corporate costs for the three months ended April 1, 2023 decreased $1.2 million principally on lower compensation and personnel costs.
Depreciation and Amortization

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Total depreciation and amortization	$72,662	$73,932
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
We may from time to time take steps to reduce our debt. These actions may include repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt, and we would continue to reflect the debt as outstanding in our condensed consolidated balance sheets.

The following table sets forth our total net liquidity position as of April 1, 2023:

(Amounts in thousands)	Amount
Cash and cash equivalents	$379,231
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	115,000
First-in-last-out tranche asset-based lending facility(1)	95,000
Total revolving credit facilities	1,060,000
Less:
Debt issued under the facilities	—
Letters of credit outstanding and priority payables	47,000
Net credit facility	1,013,000
Net liquidity	$1,392,231
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
Cash and cash equivalents excludes amounts held as restricted cash as of April 1, 2023 totaling $0.5 million.
Cash Flows

	Successor	Predecessor
(Amounts in thousands)	Three Months Ended April 1, 2023	Three Months Ended April 2, 2022
Net cash (used in) provided by operating activities	$(110,571)	$190,106
Net cash used in investing activities	(41,706)	(28,910)
Net cash flows used in financing activities	(22,000)	(13,500)
Net Cash (Used In) Provided by Operating Activities
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
Net cash used in operating activities was $110.6 million, a decrease from the $190.1 million provided by operations in the prior year, resulted from a decrease in operating working capital mainly due to an increase in payments made to satisfy employee-related liabilities, including short-term and long-term incentive plan payouts, and lower earnings generation for the three months ended April 1, 2023 compared to the three months ended April 2, 2022.
Net Cash Used In Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash used in investing activities was $41.7 million for the three months ended April 1, 2023 compared to $28.9 million used in investing activities for the three months ended April 2, 2022. The $12.8 million increase is mainly driven by additional capital expenditures for the three months ended April 1, 2023 compared to the three months ended April 2, 2022.
Net Cash Used In Financing Activities
Our main uses of cash for financing activities include activity to consummate the merger, repurchases and payments on long-term debt, distributions to owners, and payments for financing fees. Our main sources of cash from financing activities include the proceeds from issuances of debt and contributions from owners.

Net cash used in financing activities was $22.0 million for the three months ended April 1, 2023 compared to $13.5 million used in financing activities for the three months ended April 2, 2022. This $8.5 million increase is mainly driven by the payment of $15.5 million for the repurchase of an aggregate principal amount of $21.7 million of our 6.125% Senior Notes during the three months ended April 1, 2023, partially offset by $3.3 million of payments related to the financing component of interest rate swaps during the three months ended April 2, 2022.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of April 1, 2023 the Company had total future lease payments of $512.3 million, with $58.9 million payable within 12 months.
Debt
We have certain long-term debt instruments outstanding. As of April 1, 2023 the Company had total future payments of $3.9 billion, with $29.0 million payable within 12 months. See Note 7  — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for additional information.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended April 1, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the three months ended April 1, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures by a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 1, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 12 — Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information, we believe there have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
As of July 25, 2022, the Company’s common stock is no longer publicly traded either on a stock exchange or in the over-the-counter market.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*10.1
Fourth Amendment to Cash Flow Credit Agreement, dated as of April 11, 2023, by and among the Company, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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

CORNERSTONE BUILDING BRANDS, INC.

Date: May 5, 2023	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: May 5, 2023	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer