Form 10-Q
period 2023-07-01
Cornerstone Building Brands, Inc.
filed 2023-08-04
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2023

or

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net sales	$1,428,218	$1,803,801	$2,707,306	$3,370,639
Cost of sales	1,130,381	1,404,721	2,127,608	2,637,652
Gross profit	297,837	399,080	579,698	732,987
Selling, general and administrative expenses	247,006	245,607	474,807	476,773
Gain on divestitures	—	(401,413)	—	(401,413)
Gain on legal settlements	—	—	—	(76,575)
Income from operations	50,831	554,886	104,891	734,202
Interest expense	(92,314)	(45,571)	(186,425)	(89,677)
Foreign exchange gain (loss)	4,430	(304)	6,447	1,140
Gain (loss) on extinguishment of debt	379	3,553	(184)	3,553
Other income (expense), net	3,632	(8)	4,805	(13)
(Loss) income before income taxes	(33,042)	512,556	(70,466)	649,205
Income tax (benefit) provision	(10,716)	132,497	(19,325)	166,863
Net (loss) income	(22,326)	380,059	(51,141)	482,342
Net income allocated to participating securities	—	(3,132)	—	(3,538)
Net (loss) income applicable to common shares	$(22,326)	$376,927	$(51,141)	$478,804

Income per common share:
Basic		$2.96		$3.76
Diluted		$2.92		$3.72

Weighted average number of common shares outstanding:
Basic		127,449		127,288
Diluted		129,046		128,864
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Comprehensive (loss) income:
Net (loss) income	$(22,326)	$380,059	$(51,141)	$482,342
Other comprehensive income, net of tax:
Foreign currency translation adjustments	483	(6,266)	(480)	(1,482)
Unrealized gain on derivative instruments, net of income tax of $(4,573), $(4,335) and $(1,219), $(15,960)	14,854	2,544	3,962	63,240
Amount reclassified from accumulated other comprehensive (loss) income into earnings relating to derivative instruments	—	7,288	—	14,576
Changes in retirement related benefit plans	—	(1,122)	—	(1,122)
Other comprehensive income	15,337	2,444	3,482	75,212
Comprehensive (loss) income	$(6,989)	$382,503	$(47,659)	$557,554
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	Successor
	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$445,128	$553,551
Accounts receivable, net	720,903	665,936
Inventories	534,073	551,828
Other current assets	78,516	125,306
Total current assets	1,778,620	1,896,621
Property, plant and equipment, net	835,497	618,064
Lease right-of-use assets	363,520	365,552
Goodwill	1,596,111	1,688,548
Intangible assets, net	2,264,546	2,519,023
Other assets, net	105,428	105,842
Total assets	$6,943,722	$7,193,650
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Current portion of lease liabilities	60,081	61,899
Accounts payable	266,057	288,938
Accrued income and other taxes	47,102	21,867
Employee-related liabilities	88,662	184,187
Rebates, warranties and other customer-related liabilities	145,788	157,752
Other current liabilities	144,240	149,596
Total current liabilities	780,930	893,239
Long-term debt	3,356,765	3,366,588
Long-term lease liabilities	281,989	302,339
Deferred income tax liabilities	594,637	653,745
Other long-term liabilities	243,308	248,794
Total liabilities	5,257,629	5,464,705

Commitments and contingencies (Note 12)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at July 1, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,762,739	1,757,932
Accumulated deficit	(114,637)	(63,496)
Accumulated other comprehensive income	37,991	34,509
Total equity	1,686,093	1,728,945
Total liabilities and equity	$6,943,722	$7,193,650
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance, April 1, 2023 (Successor)	1,000	$—	$1,760,254	$(92,311)	$22,654	—	$—	$1,690,597
Other comprehensive income	—	—	—	—	15,337	—	—	15,337
Share-based compensation	—	—	2,485	—	—	—	—	2,485
Net loss	—	—	—	(22,326)	—	—	—	(22,326)
Balance, July 1, 2023 (Successor)	1,000	$—	$1,762,739	$(114,637)	$37,991	—	$—	$1,686,093

Balance, April 2, 2022 (Predecessor)	127,329,476	$1,273	$1,287,237	$3,457	$67,156	—	$—	$1,359,123
Treasury stock purchases	—	—	—	—	—	(22,373)	(545)	(545)
Retirement of treasury shares	(22,373)	—	(545)	—	—	22,373	545	—
Issuance of restricted stock	138,657	1	(1)	—	—	—	—	—
Stock options exercised	98,281	1	1,056	—	—	—	—	1,057
Other comprehensive income	—	—	—	—	2,444	—	—	2,444
Share-based compensation	—	—	4,711	—	—	—	—	4,711
Net income	—	—	—	380,059	—	—	—	380,059
Balance, July 2, 2022 (Predecessor)	127,544,041	$1,275	$1,292,458	$383,516	$69,600	—	$—	$1,746,849

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022 (Successor)	1,000	$—	$1,757,932	$(63,496)	$34,509	—	$—	$1,728,945
Other comprehensive income	—	—	—	—	3,482	—	—	3,482
Share-based compensation	—	—	4,977	—	—	—	—	4,977
Other	—	—	(170)	—	—	—	—	(170)
Net loss	—	—	—	(51,141)	—	—	—	(51,141)
Balance, July 1, 2023 (Successor)	1,000	$—	$1,762,739	$(114,637)	$37,991	—	$—	$1,686,093

Balance, December 31, 2021 (Predecessor)	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(192,773)	(4,627)	(4,627)
Retirement of treasury shares	(192,773)	(2)	(4,625)	—	—	192,773	4,627	—
Issuance of restricted stock	611,178	6	(6)	—	—	—	—	—
Stock options exercised	133,529	1	1,420	—	—	—	—	1,421
Other comprehensive income	—	—	—	—	75,212	—	—	75,212
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	16,162	—	—	—	—	16,162
Net income	—	—	—	482,342	—	—	—	482,342
Balance, July 2, 2022 (Predecessor)	127,544,041	$1,275	$1,292,458	$383,516	$69,600	—	$—	$1,746,849
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Cash flows from operating activities:
Net (loss) income	$(51,141)	$482,342
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	237,824	147,890
Amortization of debt issuance costs, debt discount and fair values	44,955	17,881
Share-based compensation expense	4,977	16,162
Gain on extinguishment of debt	184	(3,553)
Unrealized gain on foreign currency exchange rates	(2,200)	—
Asset impairments	—	368
Gain on divestiture	—	(401,413)
Gain on sale of assets	(5)	(2,670)
Amortization of inventory and other fair value step-ups	—	1,238
Provision for credit losses	3,858	3,158
Deferred income taxes	(89,458)	(15,205)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(57,882)	(130,200)
Inventories	17,206	(5,317)
Income taxes	27,404	12,821
Prepaid expenses and other	12,576	36,066
Accounts payable	(24,370)	22,463
Accrued expenses	(97,612)	108,712
Other, net	(5,654)	3,025
Net cash provided by operating activities	20,662	293,768
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	4,396
Capital expenditures	(79,100)	(60,206)
Proceeds from divestitures, net of cash divested	—	510,883
Proceeds from sale of property, plant and equipment	—	6,070
Net cash (used in) provided by investing activities	(79,100)	461,143
Cash flows from financing activities:
Payments on term loans	(14,500)	(13,000)
Repurchases of senior notes	(33,885)	(7,281)
Payments on derivative financing obligations	—	(6,564)
Other	—	(3,206)
Net cash used in financing activities	(48,385)	(30,051)
Effect of exchange rate changes on cash and cash equivalents	(2,063)	(63)
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,886)	724,797
Cash, cash equivalents and restricted cash at beginning of period	554,014	396,658
Cash, cash equivalents and restricted cash at end of period	$445,128	$1,121,455
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

Organization and Ownership Structure

On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”) and Camelot Return Merger Sub, Inc. (“Merger Sub”), investment funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of common stock of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Camelot Parent (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), the Company became a privately held company and its shares were no longer traded on the New York Stock Exchange.
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
The accompanying Condensed Consolidated Financial Statements include the accounts and operations of the Company and its majority-owned subsidiaries and all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. Through application of pushdown accounting, the Company’s Condensed Consolidated Financial Statements are presented as Predecessor for periods prior to the Merger and Successor for subsequent periods. The Company has reclassified certain prior year amounts to conform to the current year’s presentation. The results reported in these Condensed Consolidated Financial Statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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
Cash and Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking, money market funds with maturities of less than three months and other bank accounts.
The following table sets forth the components of cash and cash equivalents:

	Successor
	July 1, 2023	December 31, 2022
Cash	$235,128	$553,551
Money market funds (Level 1 securities)	210,000	—
Total cash and cash equivalents	$445,128	$553,551
Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. The Company’s allowance for expected credit losses was $4.7 million and $2.1 million at July 1, 2023 and December 31, 2022.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of July 1, 2023 and December 31, 2022 given the instruments’ relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs. U.S. GAAP requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, that deferred the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. During the second quarter of 2023, as the Company transitioned from LIBOR to alternative reference rates, the Company adopted Topic 848 which did not have a material impact on its Condensed Consolidated Financial Statements or accompanying notes.
Note 3 — Merger
CD&R Merger Transaction
On July 25, 2022, Merger Sub merged with and into the Company, with the Company surviving the Merger as a subsidiary of Camelot Parent. CD&R previously held 61.9 million shares of Company common stock immediately prior to the Merger. As a result of the Merger, CD&R became the indirect owners of all the issued and outstanding shares of Company common stock that CD&R did not already own.
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
The calculation of the total consideration paid is as follows:

Consideration
Common shares purchased	65,613,349
Common share closing price	$24.65
Merger consideration, common shares purchased	$1,617,369
Effective settlement of pre-existing relationships (1)	128,721
Total merger consideration	1,746,090
Fair value of common shares previously held by CD&R and other adjustments (2)	1,526,591
Total equity value	$3,272,681
(1)    Consists mainly of employee share-based compensation awards that were outstanding at that time the Merger was consummated.
(2)    Consists of 61.9 million common shares, held by CD&R prior to the Merger which were rolled over or acquired by Camelot Parent.

The following table summarizes the fair value of net assets acquired:

Fair Value
Merger consideration	$1,746,090
Fair value of common shares previously held by CD&R and other adjustments	1,526,591
Total equity value	$3,272,681

Cash and cash equivalent	$1,087,586
Accounts receivable	793,858
Inventories	767,460
Property, plant and equipment	873,167
Lease right-of-use assets	275,050
Goodwill	1,599,327
Intangible assets	2,436,000
Other assets	119,920
Total assets acquired	7,952,368
Accounts payable	329,896
Accrued liabilities	634,915
Long-term debt	2,467,210
Long-term lease liabilities	252,262
Deferred income tax liabilities	706,768
Other liabilities	288,636
Total liabilities assumed	4,679,687
Net assets acquired	$3,272,681
During the measurement period, the Company obtained new information regarding facts and circumstances that existed as of the date of the Merger that resulted in revised estimated values of those assets or liabilities. During the three months ended July 1, 2023, the Company made measurement period adjustments, which were mainly composed of a $291.5 million increase to property, plant and equipment and a $174.7 million decrease to intangible assets. The effect of measurement period adjustments on the estimated fair value elements were reflected as if the adjustments had been made as of the date of the Merger, including a $66.5 million cumulative catch-up to depreciation and amortization expense recorded during the three months ended July 1, 2023 resulting from the update in the fair market value of property, plant and equipment and intangible assets. The table below presents the Consolidated Statements of (Loss) Income line items impacted by the aforementioned adjustments for previously reported periods.

	Increase / (Decrease) due to Depreciation and Amortization
Consolidated Statements of (Loss) Income Line Item	July 25, 2022 through December 31, 2022	Three Months Ended April 1, 2023	Cumulative Catch-Up Recorded During Three Months Ended July 1, 2023
Cost of sales	$38,852	$26,303	$65,155
Gross profit	(38,852)	(26,303)	(65,155)
Selling, general and administrative expenses	(1,632)	2,963	1,331
Income (loss) from operations	(37,220)	(29,266)	(66,486)
As part of pushdown accounting, the Company recorded goodwill to the reporting units expected to benefit from the business combination. The goodwill is mainly attributable to costs savings in manufacturing productivity; freight and logistics; procurement; and other operating costs, as well as operational improvements in recent acquisitions to be achieved subsequent to the Merger. The goodwill recorded is not deductible for income tax purposes. The following table sets forth the allocation of goodwill by the Company’s reportable segments as of the date of the Merger:

Aperture Solutions	Surface Solutions	Shelter Solutions	Total Goodwill
$714,394	$681,822	$203,111	$1,599,327

The Company identified intangible assets for customer relationships and trade names and other. Intangible assets are amortized on a straight-line basis over their expected useful lives. The fair value and weighted average estimated useful life of identifiable intangible assets consists of the following:

	Fair Value	Weighted Average Useful Life (in years)
Customer lists and relationships	$1,816,000	17
Trademarks, trade names and other	620,000	15
Total	$2,436,000
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
Unaudited Pro Forma Financial Information
Had the Merger occurred at the beginning of 2022, unaudited pro forma revenues and net income for the three and six months ended July 1, 2023 and July 2, 2022 would not have been materially different than the amounts reported as the pro forma adjustments would primarily reflect the amortization of intangibles and depreciation of property, plant and equipment that received a step up in basis and the cost to finance the transaction, net of the related tax effects. The unaudited supplemental pro forma financial information would not give effect to the potential impact of current financial conditions, operating efficiencies or cost savings that may result from the Merger or any integration costs. Unaudited pro forma balances would not necessarily be indicative of operating results had the Merger occurred on January 1, 2022 or of future results.
Note 4 — Inventories
The following table sets forth the components of inventories:

	Successor
	July 1, 2023	December 31, 2022
Raw materials	$308,693	$312,380
Work in process	60,049	67,424
Finished goods	165,331	172,024
Total inventories	$534,073	$551,828
Note 5 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2022 (Successor)	$624,009	$790,452	$274,087	$1,688,548
Measurement period adjustments (1)	87,498	(110,791)	(70,976)	(94,269)
Currency translation	1,048	784	—	1,832
Balance, July 1, 2023 (Successor)	$712,555	$680,445	$203,111	$1,596,111
(1)     Measurement period adjustments have been recorded as the Company has obtained additional information during the remeasurement of the assets and liabilities acquired in connection with the Merger. See Note 3 — Merger for additional information.

Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life (Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of July 1, 2023 (Successor)
Amortized intangible assets:
Trademarks, trade names and other	15	–	15	14	$620,000	$(38,838)	$581,162
Customer lists and relationships	3	–	19	17	1,816,000	(132,616)	1,683,384
Total intangible assets					$2,436,000	$(171,454)	$2,264,546

As of December 31, 2022 (Successor)
Amortized intangible assets:
Trademarks, trade names and other	13	–	13	13	$522,137	$(18,332)	$503,805
Customer lists and relationships	13	–	13	13	2,088,548	(73,330)	2,015,218
Total intangible assets					$2,610,685	$(91,662)	$2,519,023
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Amortization expense	$33,698	$48,048	$81,602	$97,056
Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Successor	Predecessor
	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Balance, beginning of period	$202,463	$218,356
Acquisitions	—	189
Divestiture	—	(4,345)
Warranties sold	659	937
Revenue recognized	(1,223)	(1,228)
Expense	22,004	23,499
Settlements	(21,695)	(18,462)
Balance, end of period	$202,208	$218,946
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$26,654	$26,586
Noncurrent liabilities – Other long-term liabilities	175,554	192,360
Total product warranty liability	$202,208	$218,946

Note 7 — Long-Term Debt
The following table sets forth the components of long-term debt:

		Successor
		July 1, 2023				December 31, 2022
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,541,500	$(321,325)	$—	$2,220,175	$2,554,500	$(348,769)	$—	$2,205,731
Term loan facility, due August 2028	9.69%	298,500	—	(19,998)	278,502	300,000	—	(21,538)	278,462
6.125% Senior Notes, due January 2029	13.51%	318,699	(92,805)	—	225,894	365,541	(111,524)	—	254,017
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(48,806)	661,194	710,000	—	(52,622)	657,378
Total long-term debt		$3,868,699	$(414,130)	$(68,804)	$3,385,765	$3,930,041	$(460,293)	$(74,160)	$3,395,588
Reflected as:
Current liabilities - Current portion of long-term debt					$29,000				$29,000
Non-current liabilities - Long-term debt					3,356,765				3,366,588
Total long-term debt					$3,385,765				$3,395,588
Fair value - Senior notes - Level 1					$928,941				$907,993
Fair value - Term loans - Level 2					2,739,854				2,580,000
Total fair value					$3,668,795				$3,487,993
(1)    On July 25, 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% Senior Notes (as defined below) were adjusted to fair value.
Revolving Credit Facilities
The following table sets forth the Company’s availability under its credit facilities:

	Successor
	July 1, 2023			December 31, 2022
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility	$850,000	$—	$47,000	$850,000	$—	$48,000
Cash flow revolver (1)	92,000	—	—	115,000	—	—
First-in-last-out tranche asset-based lending facility	95,000	—	—	95,000	—	—
Total	$1,037,000	$—	$47,000	$1,060,000	$—	$48,000
(1)     Cash flow revolver commitments of $23.0 million matured in April 2023 and $92.0 million will mature in April 2026.
Term Loan Facility due April 2028 and Cash Flow Revolver
In April 2018, Ply Gem Midco, Inc. (“Ply Gem Midco”) entered into a Cash Flow Agreement (as amended from time to time, the “Cash Flow Credit Agreement”), which provides for (i) a term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $2,600.0 million, issued with a discount of 0.5% and (ii) a cash flow-based revolving credit facility (the “Cash Flow Revolver”) of up to $115.0 million with $92.0 million remaining as of July 1, 2023. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Borrower (as defined in the Cash Flow Credit Agreement) under the Term Loan Facility and Cash Flow Revolver (together the “Cash Flow Facilities”). On April 11, 2023, the Company amended the Cash Flow Credit Agreement to replace the adjusted LIBOR rate with the Secured Overnight Financing Rate (“SOFR”) rate.
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
The 6.125% Senior Notes are unsecured senior indebtedness and are effectively subordinated to all of the Company’s existing and future senior secured indebtedness, including indebtedness under the Term Loan Facility, the Cash Flow Revolver, the Side Car Term Loan Facility, the 8.750% Senior Secured Notes (as defined below) and the ABL Facilities, and are senior in right of payment to future subordinated indebtedness of the Company.
The Company may redeem the 6.125% Senior Notes in whole or in part at any time subject to certain prepayment premiums if the 6.125% Senior Notes were to be redeemed prior to September 15, 2025.
Repurchase of 6.125% Senior Notes
The Company repurchased an aggregate principal amount of $25.2 million and $46.8 million of 6.125% Senior Notes for $18.4 million and $33.9 million in cash during the three and six months ended July 1, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a gain of $0.4 million and a loss of $0.2 million during the three and six months ended July 1, 2023.
8.750% Senior Secured Notes due August 2028
On July 25, 2022, the Company issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028 (the “8.750% Senior Secured Notes”). The 8.750% Senior Secured Notes bear interest at 8.750% per annum and will mature on August 1, 2028. Interest is payable semi-annually in arrears on January 15 and July 15 of each year.
The 8.750% Senior Secured Notes are secured senior indebtedness and rank equal in right of payment with all existing and future senior indebtedness and are senior in right of payment to all existing and future subordinated indebtedness of the Company, including the 6.125% Senior Notes.
The Company may redeem the 8.750% Senior Secured Notes in whole or in part at any time subject to certain prepayment premiums if the 8.750% Senior Secured Notes were to be redeemed prior to August 1, 2026.
Other Information
The obligations under the Company’s debt agreements are generally guaranteed by each direct and indirect wholly owned U.S. restricted subsidiary of the Company, subject to certain exceptions. In addition, the obligations of the Canadian borrowers under the ABL Facility are guaranteed by each direct and indirect wholly owned Canadian restricted subsidiary of the Canadian borrowers, subject to certain exceptions. In addition, the obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Facility and the Company’s various secured notes are guaranteed by Camelot Parent, which guarantee is non-recourse and limited to the equity interests of the Company. The obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Facility and the Company’s various secured notes are also secured by a perfected security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor and in the capital stock of the Company, subject to certain exceptions and subject to priority of security interests provided therein.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of July 1, 2023.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

	May 2019 Swap (1)	April 2021 Swaps
Notional amount	$500,000	$1,000,000
Forecasted term loan interest payments being hedged	1-month SOFR	1-month SOFR
SOFR floor (per annum - matches floor in hedged item)	0.00%	0.40%
Fixed rate paid on $500,000 and $1,500,000 notional amounts	2.1680%	2.0038%
Fixed rate received on $(500,000) notional amount	n/a	(2.1680)%
Origination date (3)	July 12, 2019	April 17, 2023
Maturity - Fixed rate paid	July 12, 2023	April 15, 2026
Maturity - Fixed rate received	n/a	July 12, 2023
Fair value at July 1, 2023:
Other current assets	$465	$—
Other assets, net	$—	$94,552
Other current liabilities	$—	$465
Fair value at December 31, 2022:
Other current assets	$7,000	$—
Other assets, net	$—	$95,361
Other current liabilities	$—	$7,000
Level in fair value hierarchy (2)	Level 2	Level 2
(1)The May 2019 swap was de-designated from cash flow hedge accounting in April 2021.
(2)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market based SOFR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
(3)During the three months ended July 1, 2023, and in conjunction with the transition from LIBOR to SOFR, the origination date of the April 2021 Swaps was amended to April 17, 2023.
Note 8 — Accumulated Other Comprehensive Income
The following tables set forth the change in accumulated other comprehensive income attributable to the Company by each component of accumulated other comprehensive income, net of applicable income taxes:

	Foreign Currency Translation Adjustments	Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Income
Balance, April 1, 2023 (Successor)	$(7,752)	$30,070	$336	$22,654
Activity	483	14,854	—	15,337
Balance, July 1, 2023 (Successor)	$(7,269)	$44,924	$336	$37,991

Balance, April 2, 2022 (Predecessor)	$27,525	$44,577	$(4,946)	$67,156
Activity	(6,266)	9,832	(1,122)	2,444
Balance, July 2, 2022 (Predecessor)	$21,259	$54,409	$(6,068)	$69,600

	Foreign Currency Translation Adjustment	Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Income
Balance, December 31, 2022 (Successor)	$(6,789)	$40,962	$336	$34,509
Activity	(480)	3,962	—	3,482
Balance, July 1, 2023 (Successor)	$(7,269)	$44,924	$336	$37,991

Balance, December 31, 2021 (Predecessor)	$22,741	$(23,407)	$(4,946)	$(5,612)
Activity	(1,482)	77,816	(1,122)	75,212
Balance, July 2, 2022 (Predecessor)	$21,259	$54,409	$(6,068)	$69,600
Note 9 — Share-Based Compensation
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
As of July 1, 2023, the Company has liabilities of $18.3 million and $0.3 million classified within employee-related liabilities and other long-term liabilities on its Condensed Consolidated Balance Sheet related to the Pre-Merger Awards that will be settled in cash. For the six months ended July 1, 2023, the Company paid out $89.5 million of cash to settle Pre-Merger Awards, which mainly related to those PSUs granted in March 2020 and vested in March 2023.
Incentive Units
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, L.P. (the “Partnership”). The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the six months ended July 1, 2023, 55 thousand incentive units were granted at an average grant date fair value of $49.76 per incentive unit.
Compensation Expense
For the three months ended July 1, 2023, the Company recognized $2.5 million and $3.4 million of expense from incentive units and Pre-Merger Awards. For the six months ended July 1, 2023, the Company recognized $5.0 million of expense from incentive units and a gain of $1.4 million from the Pre-Merger Awards. The gain recognized on the Pre-Merger Awards during the six months ended July 1, 2023 mainly related to the Company updating its vesting expectations for certain PSU awards which have a range of payouts based on an EBITDA-based metric.

As of July 1, 2023, the Company estimates that unrecognized expense is expected to be recognized over a weighted-average period of 3.4 years totaling $43.3 million, of which $34.0 million relates to incentive units and $9.3 million relates to Pre-Merger Awards.
Note 10 — Income Taxes
For the Predecessor and Successor periods, the Company’s effective tax rate includes state income taxes, foreign tax rate differentials and changes in the valuation allowance.
The following table sets forth the effective tax rate for the three and six month period ended July 1, 2023 and July 2, 2022:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Effective tax rate	32.4%	25.9%	27.4%	25.7%
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

The following table sets forth net sales, Adjusted reportable segment EBITDA and a reconciliation to income before income taxes:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net sales:
Aperture Solutions	$647,675	$777,470	$1,252,244	$1,479,580
Surface Solutions	335,522	421,106	604,113	754,096
Shelter Solutions	445,021	605,225	850,949	1,136,963
Total net sales	$1,428,218	$1,803,801	$2,707,306	$3,370,639
Adjusted reportable segment EBITDA:
Aperture Solutions	$103,293	$105,131	$168,086	$187,510
Surface Solutions	61,499	78,654	87,806	135,126
Shelter Solutions	105,970	97,851	189,384	187,419
Total Adjusted reportable segment EBITDA	270,762	281,636	445,276	510,055
Corporate and other	(54,769)	347,208	(102,561)	372,037
Depreciation and amortization	(165,162)	(73,958)	(237,824)	(147,890)
Interest expense	(92,314)	(45,571)	(186,425)	(89,677)
Foreign exchange (loss) gain	4,430	(304)	6,447	1,140
Gain (loss) on extinguishment of debt	379	3,553	(184)	3,553
Other income (expense), net	3,632	(8)	4,805	(13)
(Loss) income before income taxes	$(33,042)	$512,556	$(70,466)	$649,205
The following table sets forth net sales disaggregated by reportable segment:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Aperture Solutions:
Vinyl windows	$622,062	$731,433	$1,189,255	$1,389,229
Aluminum windows and other	25,613	46,037	62,989	90,351
Total	$647,675	$777,470	$1,252,244	$1,479,580
Surface Solutions:
Vinyl siding	$162,841	$211,016	$295,026	$372,216
Metal siding	86,066	92,283	146,503	165,985
Injection molded siding	15,556	19,418	28,042	38,191
Stone	19,450	26,635	37,469	46,957
Stone veneer installation and other	51,609	71,754	97,073	130,747
Total	$335,522	$421,106	$604,113	$754,096
Shelter Solutions:
Metal building products	$445,021	$547,429	$850,949	$1,023,887
Metal coil coating	—	57,796	—	113,076
Total	$445,021	$605,225	$850,949	$1,136,963
Total net sales	$1,428,218	$1,803,801	$2,707,306	$3,370,639

The following table sets forth total assets disaggregated by reportable segment:

	Successor
	July 1, 2023	December 31, 2022
Total assets:
Aperture Solutions	$2,865,264	$2,153,378
Surface Solutions	2,275,282	2,099,244
Shelter Solutions	1,130,791	973,718
Corporate	672,385	1,967,310
Total assets	$6,943,722	$7,193,650
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
Environmental
The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of contaminants into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect employee health and safety, public health and welfare and the end-users of its products; regulate the chemicals used in its products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits could impact the Company's current and future operations.
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.8 million at July 1, 2023 and December 31, 2022 for certain subsurface investigation and remedial matters.
Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the CD&R Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses, and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. The Company does not believe these claims have merit and intend to vigorously defend against them. On July 14, 2023, the defendants moved to dismiss the operative complaint. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition.

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the CD&R Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the CD&R Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorneys’ fees, expenses, and costs. The Company does not believe these claims have merit and intend to vigorously defend against them. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition.
Note 13 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share is as follows:

	Predecessor
	Three Months Ended July 2, 2022	Six Months Ended July 2, 2022
Numerator for Basic and Diluted Earnings Per Common Share
Net income applicable to common shares	$376,927	$478,804
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	127,449	127,288
Common stock equivalents:
Employee stock options	1,597	1,576
Weighted average diluted number of common shares outstanding	129,046	128,864

Basic earnings per common share	$2.96	$3.76
Diluted earnings per common share	$2.92	$3.72

Incentive plan securities excluded from dilution (1)	—	34
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

Note 14 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Successor	Predecessor
	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$141,856	$77,432
Income taxes paid	15,774	55,849

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
Non-GAAP Financial Measures
We use several measures derived from consolidated financial information, but not presented in our Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). These measures are considered non-GAAP financial measures. Specifically, in this report, we refer to adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) and Adjusted EBITDA as a percentage of net sales, which are non-GAAP financial measures (collectively, our “non-GAAP financial measures”). Our non-GAAP financial measures are not intended to replace the presentation of the comparable measures under U.S. GAAP. However, we believe the presentation of the non-GAAP financial measures, when considered together with the comparable U.S. GAAP financial measure, along with a reconciliation to its respective U.S. GAAP financial measure, enables investors to better understand the factors and trends affecting our underlying business that could not be obtained absent these disclosures. Additionally, we believe that the presentation of our non-GAAP financial measures enables investors to evaluate trends in the business excluding certain items which are not entirely a result of our core operations.
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
Predecessor and Successor Periods
The MD&A provides an overview of our financial condition as of July 1, 2023 and the results of operations for the periods subsequent to July 25, 2022 (“Successor”) and for periods prior to July 25, 2022 (“Predecessor”). Our Condensed Consolidated Statements of (Loss) Income as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP.

Reconciliation of Net (Loss) Income to Adjusted EBITDA and Adjusted EBITDA as a Percentage of Net Sales
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA and computes Adjusted EBITDA as a percentage of net sales:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net (loss) income	$(22,326)	$380,059	$(51,141)	$482,342
Depreciation and amortization	165,162	73,958	237,824	147,890
Interest expense	92,314	45,571	186,425	89,677
Income tax (benefit) provision	(10,716)	132,497	(19,325)	166,863
Earnings before interest, income taxes, depreciation and amortization	224,434	632,085	353,783	886,772
Strategic development and acquisition related costs	8,915	15,874	16,537	20,665
Asset impairments	—	—	—	368
Acquired inventory step-up amortization	—	1,238	—	1,238
Gain on divestitures	—	(401,413)	—	(401,413)
Gain on legal settlements	—	—	—	(76,575)
Long-term incentive plan compensation (1)	6,128	4,711	3,773	16,162
Foreign exchange (gain) loss	(4,430)	304	(6,447)	(1,140)
(Gain) loss on extinguishment of debt	(379)	(3,553)	184	(3,553)
Employee separation and facility closure charges	2,609	829	11,431	1,133
Other (income) expense, net	(3,632)	8	(4,805)	13
Other	4,877	(2,606)	5,246	(2,278)
Adjusted EBITDA (2)	$238,522	$247,477	$379,702	$441,392
Adjusted EBITDA as a percentage of net sales	16.7%	13.7%	14.0%	13.1%
(1)Reflects expenses related to long-term incentive compensation plans, which primarily includes awards that were granted prior to the Merger (“Pre-Merger Awards”) and incentive unit grants that occurred subsequent to the Merger. For the six months ended July 1, 2023, we recognized a gain of $1.4 million from Pre-Merger Awards. The gain recognized on the Pre-Merger Awards during the six months ended July 1, 2023 mainly related to updating our vesting expectations for certain performance-based awards which have a range of payouts based on an EBITDA-based metric.
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

Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated, and the changes between periods:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net sales	$1,428,218	$1,803,801	$2,707,306	$3,370,639
Gross profit	297,837	399,080	579,698	732,987
% of net sales	20.9%	22.1%	21.4%	21.7%
Selling, general and administrative expenses	247,006	245,607	474,807	476,773
% of net sales	17.3%	13.6%	17.5%	14.1%
Gain on divestitures	—	(401,413)	—	(401,413)
Gain on legal settlements	—	—	—	(76,575)
Income from operations	50,831	554,886	104,891	734,202
Interest expense	(92,314)	(45,571)	(186,425)	(89,677)
Foreign exchange gain (loss)	4,430	(304)	6,447	1,140
Gain (loss) on extinguishment of debt	379	3,553	(184)	3,553
Other income (expense), net	3,632	(8)	4,805	(13)
(Loss) income before income taxes	(33,042)	512,556	(70,466)	649,205
Income tax (benefit) provision	(10,716)	132,497	(19,325)	166,863
Net (loss) income	$(22,326)	$380,059	$(51,141)	$482,342
Non-GAAP financial measures*:
Adjusted EBITDA	$238,522	$247,477	$379,702	$441,392
Adjusted EBITDA as a percentage of net sales	16.7%	13.7%	14.0%	13.1%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales decreased $375.6 million, or 20.8%, for the three months ended July 1, 2023 compared to the three months ended July 2, 2022 and $663.3 million, or 19.7%, for the six months ended July 1, 2023 compared to the six months ended July 2, 2022 mainly due to lower volume across all reportable segments and the impact from the strategic divestiture of our coil coatings business in June 2022.
Gross profit as a percentage of net sales was 20.9% for the three months ended July 1, 2023, compared to 22.1% for the three months ended July 2, 2022, and 21.4% for the six months ended July 1, 2023, compared to 21.7% for the six months ended July 2, 2022. These declines were mainly due to an increase in depreciation expense, including a cumulative catch-up adjustment of $65.2 million recorded during the three months ended July 1, 2023, driven from the update in the fair market value of property, plant and equipment acquired resulting from the Merger, partially offset by favorable product mix, price net of inflation and manufacturing net efficiencies.
Selling, general and administrative expenses increased $1.4 million, or 0.6%, for the three months ended July 1, 2023 mainly due to a net increase in depreciation and amortization expense, including a cumulative catch-up adjustment of $1.3 million recorded during the three months ended July 1, 2023, driven from the update in the fair market value of property, plant and equipment and intangible assets acquired resulting from the Merger.
Selling, general and administrative expenses decreased $2.0 million, or 0.4%, for the six months ended July 1, 2023 mainly due to the impact from the strategic divestiture of our coil coatings business in June 2022, partially offset by a net increase in depreciation and amortization expense, including a cumulative catch-up adjustment of $1.3 million recorded during the three months ended July 1, 2023, resulting from the update in the fair market value of property, plant and equipment and intangible assets acquired resulting from the Merger.
Gain on divestitures mainly consists of a gain recognized in June 2022 of $394.2 million from the strategic divestiture of our coil coatings business.

Gain on legal settlements consists of a gain recognized in March 2022 of $76.6 million related to shareholder litigation.
Interest expense increased by $46.7 million for the three month period and $96.7 million for the six months ended July 1, 2023. The following table sets forth the components of interest expense:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Interest expense on outstanding borrowings (1)	$80,982	$35,245	$161,161	$67,574
Interest (income) expense attributable to interest rate swaps	(7,961)	8,585	(14,005)	18,658
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment	19,197	1,665	38,965	3,305
Other	96	76	304	140
Total interest expense	$92,314	$45,571	$186,425	$89,677
(1)The incremental interest expense incurred for the three and six months ended July 1, 2023 compared to the three and six months ended July 2, 2022 is mainly a result of the additional financing obtained to consummate the Merger.
Foreign exchange (gain) loss were $4.4 million and $6.4 million of gains for the three and six months ended July 1, 2023 and a $0.3 million loss and a $1.1 million gain for the three and six months ended July 2, 2022. These incremental gains period over period are due to favorable foreign exchange rate changes on intercompany loans based in Canadian currency.
Gain (loss) on extinguishment of debt includes a gain of $0.4 million, which included a $6.3 million write-off of unamortized deferred financing costs, and a loss of $0.2 million, which included a $13.1 million write-off of unamortized deferred financing costs, from the repurchase of our 6.125% senior notes during the three and six months ended July 1, 2023. A gain of $3.6 million for the three and six months ended July 2, 2022 resulted from the repurchase of our 6.125% senior notes.
Income tax (benefit) provision decreased by $143.2 million for the three months ended July 1, 2023 and decreased by $186.2 million for the six months ended July 1, 2023 mainly due to lower pre-tax earnings for the reasons discussed above.
Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net sales:
Aperture Solutions	$647,675	$777,470	$1,252,244	$1,479,580
Surface Solutions	335,522	421,106	604,113	754,096
Shelter Solutions	445,021	605,225	850,949	1,136,963
Total net sales	$1,428,218	$1,803,801	$2,707,306	$3,370,639

Adjusted reportable segment EBITDA*:
Aperture Solutions	$103,293	$105,131	$168,086	$187,510
Surface Solutions	61,499	78,654	87,806	135,126
Shelter Solutions	105,970	97,851	189,384	187,419
Corporate and Other	(54,769)	347,208	(102,561)	372,037
Depreciation and amortization	(165,162)	(73,958)	(237,824)	(147,890)
Income from operations	$50,831	$554,886	$104,891	$734,202
* Refer to Non-GAAP Financial Measures for further discussion.

Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net sales	$647,675	$777,470	$1,252,244	$1,479,580
Adjusted reportable segment EBITDA*	103,293	105,131	168,086	187,510
% of net sales	15.9%	13.5%	13.4%	12.7%
Depreciation and amortization	$68,007	$36,381	$103,932	$71,511
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the three-months ended July 1, 2023 decreased $129.8 million, or 16.7%, and for the six months ended July 1, 2023 decreased $227.3 million, or 15.4%, mainly driven by lower volumes, partially offset by favorable price and product mix.
Adjusted segment EBITDA for the three-months ended July 1, 2023 decreased $1.8 million and for the six months ended July 1, 2023 decreased $19.4 million, mainly due to lower volume, partially offset by favorable price net of inflation, product mix and manufacturing net efficiencies.
Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net sales	$335,522	$421,106	$604,113	$754,096
Adjusted reportable segment EBITDA*	61,499	78,654	87,806	135,126
% of net sales	18.3%	18.7%	14.5%	17.9%
Depreciation and amortization	$10,406	$28,122	$39,739	$57,184
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the three-months ended July 1, 2023 decreased $85.6 million, or 20.3%, and for the six months ended July 1, 2023 decreased $150.0 million, or 19.9%, mainly driven by lower volumes and lower prices from declining material costs.
Adjusted reportable segment EBITDA for the three months ended July 1, 2023 decreased $17.2 million and for the six months ended July 1, 2023 decreased $47.3 million mainly due to lower volume and unfavorable price net of inflation and product mix, partially offset by manufacturing net efficiencies.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net sales	$445,021	$605,225	$850,949	$1,136,963
Adjusted reportable segment EBITDA*	105,970	97,851	189,384	187,419
% of net sales	23.8%	16.2%	22.3%	16.5%
Depreciation and amortization	$84,883	$8,296	$90,683	$16,464
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the three months ended July 1, 2023 decreased $160.2 million, or 26.5%, and for the six months ended July 1, 2023 decreased $286.0 million, or 25.2%, mainly driven by lower volume, the impact from the strategic divestiture of our coil coatings business in June 2022 and lower price from declining material costs.

Adjusted reportable segment EBITDA for the three months ended July 1, 2023 increased $8.1 million and for the six months ended July 1, 2023 increased by $2.0 million mainly due to favorable price net of inflation, product mix and manufacturing net efficiencies, partially offset by lower volume and the impact from the strategic divestiture of our coil coatings business in June 2022.
Corporate and Other
The following table sets forth Corporate and other:

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Corporate costs	$32,240	$35,397	$65,574	$69,901
Strategic development and acquisition related costs	8,915	15,874	16,537	20,665
Asset impairments	—	—	—	368
Gain on legal settlements	—	—	—	(76,575)
Gain on divestitures	—	(401,413)	—	(401,413)
Long-term incentive plan compensation	6,128	4,711	3,773	16,162
Employee separation and facility closure charges	2,609	829	11,431	1,133
Other	4,877	(2,606)	5,246	(2,278)
Total Corporate and other	$54,769	$(347,208)	$102,561	$(372,037)
Corporate costs decreased by $3.2 million and $4.3 million for the three and six months ended July 1, 2023 mainly on lower compensation and personnel costs.
Depreciation and Amortization

	Successor	Predecessor	Successor	Predecessor
(Amounts in thousands)	Three Months Ended July 1, 2023	Three Months Ended July 2, 2022	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Depreciation:
Cost of sales	$99,790	$20,515	$119,137	$40,721
Selling, general and administrative expenses	31,674	5,395	37,085	10,113
Total depreciation	131,464	25,910	156,222	50,834

Amortization:
Selling, general and administrative expenses	33,698	48,048	81,602	97,056
Total amortization	33,698	48,048	81,602	97,056

Total depreciation and amortization	$165,162	$73,958	$237,824	$147,890
Depreciation and amortization increased by $91.2 million and $89.9 million for the three and six months ended July 1, 2023, primarily due to the update in the fair market value of property, plant and equipment and intangible assets acquired resulting from the Merger. During the three months ended July 1, 2023, the Company recorded a cumulative catch-up adjustment resulting in increases of $65.2 million and $1.3 million to cost of sales and selling, general and administrative expenses to account for the update in fair value of these assets as if the adjustments had been made as of the date of the Merger.
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
The following table sets forth our total net liquidity position as of July 1, 2023:

(Amounts in thousands)	Amount
Cash and cash equivalents	$445,128
Revolving credit facilities:
Asset-based lending facility (1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility (1)	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	—
Letters of credit outstanding and priority payables	47,000
Net credit facility	990,000
Net liquidity	$1,435,128
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
Cash Flows

	Successor	Predecessor
(Amounts in thousands)	Six Months Ended July 1, 2023	Six Months Ended July 2, 2022
Net cash provided by operating activities	$20,662	$293,768
Net cash (used in) provided by investing activities	(79,100)	461,143
Net cash flows used in financing activities	(48,385)	(30,051)
Net Cash Provided by Operating Activities
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
Net cash provided by operating activities was $20.7 million for the six months ended July 1, 2023, a decrease from the $293.8 million provided by operations in the prior year which resulted from a decrease in operating working capital mainly due to an increase in payments made to satisfy employee-related liabilities, including short-term and long-term incentive plan payouts, lower earnings generation and a net increase in depreciation and amortization expense due to a cumulative catch-up adjustment to account for the update in the fair value of property, plant and equipment and intangible assets as if the adjustments had been made as of the date of the Merger.
Net Cash (Used In) Provided by Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash used in investing activities was $79.1 million for the six months ended July 1, 2023 compared to $461.1 million provided by investing activities for the six months ended July 2, 2022. The $540.2 million decrease is mainly driven by $500.0 million received in proceeds from the sale of the Company’s coil coatings business in June 2022.

Net Cash Used In Financing Activities
Our main uses of cash for financing activities include activity to consummate the Merger, repurchases and payments on long-term debt, distributions to owners, and payments for financing fees. Our main sources of cash from financing activities include the proceeds from issuances of debt and contributions from owners.
Net cash used in financing activities was $48.4 million for the six months ended July 1, 2023 compared to $30.1 million used in financing activities for the six months ended July 2, 2022. This $18.3 million increase is mainly driven by the payment of $33.9 million for the repurchase of an aggregate principal amount of $46.8 million of our 6.125% Senior Notes during the six months ended July 1, 2023, partially offset by $6.6 million of payments related to the financing component of interest rate swaps during the six months ended July 2, 2022.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of July 1, 2023 the Company had total future lease payments of $497.0 million, with $60.1 million payable within 12 months.
Debt
We have certain long-term debt instruments outstanding. As of July 1, 2023 the Company had total future payments of $3.9 billion, with $29.0 million payable within 12 months. See Note 7  — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for additional information.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended July 1, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the six months ended July 1, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures by a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 1, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORNERSTONE BUILDING BRANDS, INC.

Date: August 4, 2023	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: August 4, 2023	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer