Form 10-Q
period 2023-09-30
Cornerstone Building Brands, Inc.
filed 2023-11-03
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Successor		Predecessor	Successor		Predecessor
	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Net sales	$1,424,758	$1,274,883	$365,445	$4,132,064	$1,274,883	$3,736,084
Cost of sales	1,091,691	1,041,260	292,047	3,219,299	1,041,260	2,929,699
Gross profit	333,067	233,623	73,398	912,765	233,623	806,385
Selling, general and administrative expenses	228,621	184,826	86,063	703,428	184,826	562,836
Loss (gain) on divestitures	10,080	1,762	—	10,080	1,762	(401,413)
Gain on legal settlements	—	—	—	—	—	(76,575)
Income (loss) from operations	94,366	47,035	(12,665)	199,257	47,035	721,537
Interest expense	(91,013)	(65,813)	(11,401)	(277,438)	(65,813)	(101,078)
Foreign exchange (loss) gain	(3,753)	12,489	(454)	2,694	12,489	686
Gain (loss) on extinguishment of debt	—	—	24,801	(184)	—	28,354
Other income, net	4,027	172	114	8,832	172	101
Income (loss) before income taxes	3,627	(6,117)	395	(66,839)	(6,117)	649,600
Income tax provision (benefit)	890	(1,672)	(1,049)	(18,435)	(1,672)	165,814
Net income (loss)	2,737	(4,445)	1,444	(48,404)	(4,445)	483,786
Net loss allocated to participating securities	—	—	(11)	—	—	(3,575)
Net income (loss) applicable to common shares	$2,737	$(4,445)	$1,433	$(48,404)	$(4,445)	$480,211

Income per common share:
Basic			$0.01			$3.77
Diluted			$0.01			$3.73

Weighted average number of common shares outstanding:
Basic			127,544			127,316
Diluted			129,127			128,894
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Successor		Predecessor	Successor		Predecessor
	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Comprehensive (loss) income:
Net income (loss)	$2,737	$(4,445)	$1,444	$(48,404)	$(4,445)	$483,786
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,059)	(29,743)	115	(6,539)	(29,743)	(1,367)
Unrealized (loss) gain on derivative instruments, net of income tax of $114, $(14,890), $(472), $(1,105), $(14,890) and $(16,432)	(373)	40,988	(778)	3,589	40,988	62,462
Amount reclassified from accumulated other comprehensive (loss) income into earnings relating to derivative instruments	—	—	1,682	—	—	16,258
Changes in retirement related benefit plans	—	—	—	—	—	(1,122)
Other comprehensive (loss) income	(6,432)	11,245	1,019	(2,950)	11,245	76,231
Comprehensive (loss) income	$(3,695)	$6,800	$2,463	$(51,354)	$6,800	$560,017
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	Successor
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$475,820	$553,551
Accounts receivable, net	730,079	665,936
Inventories	512,417	551,828
Other current assets	75,553	125,306
Total current assets	1,793,869	1,896,621
Property, plant and equipment, net	848,991	618,064
Lease right-of-use assets	344,410	365,552
Goodwill	1,620,185	1,688,548
Intangible assets, net	2,258,760	2,519,023
Other assets, net	107,356	105,842
Total assets	$6,973,571	$7,193,650
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Current portion of lease liabilities	61,489	61,899
Accounts payable	270,307	288,938
Accrued income and other taxes	38,777	21,867
Employee-related liabilities	119,234	184,187
Rebates, warranties and other customer-related liabilities	168,206	157,752
Other current liabilities	117,595	149,596
Total current liabilities	804,608	893,239
Long-term debt	3,369,464	3,366,588
Long-term lease liabilities	266,162	302,339
Deferred income tax liabilities	606,512	653,745
Other long-term liabilities	242,570	248,794
Total liabilities	$5,289,316	$5,464,705

Commitments and contingencies (Note 12)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022	$—	$—
Additional paid-in capital	1,764,596	1,757,932
Accumulated deficit	(111,900)	(63,496)
Accumulated other comprehensive income	31,559	34,509
Total equity	1,684,255	1,728,945
Total liabilities and equity	$6,973,571	$7,193,650
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance, July 1, 2023 (Successor)	1,000	$—	$1,762,739	$(114,637)	$37,991	—	$—	$1,686,093
Other comprehensive loss	—	—	—	—	(6,432)	—	—	(6,432)
Share-based compensation	—		1,857	—	—	—	—	1,857
Net income	—	—	—	2,737	—	—	—	2,737
Balance, September 30, 2023 (Successor)	1,000	$—	$1,764,596	$(111,900)	$31,559	—	$—	$1,684,255

Balance, July 2, 2022 (Predecessor)	127,544,041	$1,275	$1,292,458	$383,516	$69,600	—	$—	$1,746,849
Other comprehensive income	—	—	—	—	1,019	—	—	1,019
Share-based compensation	—	—	937	—	—	—	—	937
Net income	—	—	—	1,444	—	—	—	1,444
Balance, July 24, 2022 (Predecessor)	127,544,041	$1,275	$1,293,395	$384,960	$70,619	—	$—	$1,750,249

Pushdown fair value adjustments	—	$—	$1,978,011	$(384,960)	$(70,619)	—	$—	$1,522,432
Payments to public shareholders	(65,413,135)	(654)	(1,611,780)	—	—	—	—	(1,612,434)
Recapitalization of outstanding common shares	(62,129,906)	(621)	621	—	—	—	—	—
Contributions from parent, net	—	—	95,194	—	—	—	—	95,194
Balance, July 25, 2022 (Successor)	1,000	—	1,755,441	—	—	—	—	1,755,441
Other comprehensive income	—	—	—	—	11,245	—	—	11,245
Net loss	—	—	—	(4,445)	—	—	—	(4,445)
Balance, October 1, 2022 (Successor)	1,000	$—	$1,755,441	$(4,445)	$11,245	—	$—	$1,762,241

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022 (Successor)	1,000	$—	$1,757,932	$(63,496)	$34,509	—	$—	$1,728,945
Other comprehensive loss	—	—	—	—	(2,950)	—	—	(2,950)
Share-based compensation	—		6,834	—	—	—	—	6,834
Other	—	—	(170)	—	—	—	—	(170)
Net loss	—	—	—	(48,404)	—	—	—	(48,404)
Balance, September 30, 2023 (Successor)	1,000	$—	$1,764,596	$(111,900)	$31,559	—	$—	$1,684,255

Balance, December 31, 2021 (Predecessor)	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(192,773)	(4,627)	(4,627)
Retirement of treasury shares	(192,773)	(2)	(4,625)	—	—	192,773	4,627	—
Issuance of restricted stock	611,178	6	(6)	—	—	—	—	—
Stock options exercised	133,529	1	1,420	—	—	—	—	1,421
Other comprehensive income	—	—	—	—	76,231	—	—	76,231
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	17,099	—	—	—	—	17,099
Net income	—	—	—	483,786	—	—	—	483,786
Balance, July 24, 2022 (Predecessor)	127,544,041	$1,275	$1,293,395	$384,960	$70,619	—	$—	$1,750,249

Pushdown fair value adjustments	—	$—	$1,978,011	$(384,960)	$(70,619)	—	$—	$1,522,432
Payments to public shareholders	(65,413,135)	(654)	(1,611,780)	—	—	—	—	(1,612,434)
Recapitalization of outstanding common shares	(62,129,906)	(621)	621	—	—	—	—	—
Contributions from parent, net	—	—	95,194	—	—	—	—	95,194
Balance, July 25, 2022 (Successor)	1,000	—	1,755,441	—	—	—	—	1,755,441
Other comprehensive income	—	—	—	—	11,245	—	—	11,245
Net loss	—	—	—	(4,445)	—	—	—	(4,445)
Balance, October 1, 2022 (Successor)	1,000	$—	$1,755,441	$(4,445)	$11,245	—	$—	$1,762,241

See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Cash flows from operating activities:
Net (loss) income	$(48,404)	$(4,445)	$483,786
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	331,077	56,260	166,177
Amortization of debt issuance costs, debt discount and fair values	68,192	17,443	19,952
Share-based compensation expense	6,834	8,838	17,099
Gain on extinguishment of debt	184	—	(28,354)
Unrealized gain on foreign currency exchange rates	(2,200)	—	—
Asset impairments	—	—	368
Loss (gain) on divestiture	10,080	1,762	(401,413)
Loss (gain) on sale of assets	260	—	(2,670)
Amortization of inventory and other fair value step-ups	—	30,317	1,238
Provision for credit losses	5,249	1,111	3,811
Deferred income taxes	(90,903)	(34,609)	(26,688)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(62,914)	921	(101,937)
Inventories	46,758	55,457	(12,956)
Income taxes	22,100	(15,775)	14,116
Prepaid expenses and other	14,052	(6,199)	31,367
Accounts payable	(21,146)	12,636	64,044
Accrued expenses	(84,882)	(112,026)	121,871
Other, net	(13,178)	(43,482)	854
Net cash provided by (used in) operating activities	181,159	(31,791)	350,665
Cash flows from investing activities:
Acquisitions, net of cash acquired	(67,834)	—	4,252
Capital expenditures	(125,700)	(24,402)	(64,848)
(Payments) proceeds from divestitures, net of cash divested	(10,080)	—	510,883
Proceeds from sale of property, plant and equipment	—	—	6,070
Net cash (used in) provided by investing activities	(203,614)	(24,402)	456,357
Cash flows from financing activities:
Contributions from Parent, net	—	95,194	—
Payments to public stockholders	—	(1,612,434)	—
Proceeds from term loans	—	300,000	—
Payments on term loans	(21,750)	(6,500)	(13,000)
Proceeds from senior notes	—	710,000	—
Repurchases of senior notes	(33,885)	—	(70,560)
Payments of financing costs	—	(84,686)	—
Payments on derivative financing obligations	—	—	(7,321)
Other	—	—	(3,206)
Net cash used in financing activities	(55,635)	(598,426)	(94,087)
Effect of exchange rate changes on cash and cash equivalents	(104)	240	(5)
Net decrease in cash and cash equivalents	(78,194)	(654,379)	712,930
Cash and cash equivalents at beginning of period	554,014	1,109,588	396,658
Cash and cash equivalents cash at end of period	$475,820	$455,209	$1,109,588
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
The following table sets forth the components of cash and cash equivalents:

	Successor
	September 30, 2023	December 31, 2022
Cash	$215,693	$553,551
Money market funds (Level 1 securities)	260,127	—
Total cash and cash equivalents	$475,820	$553,551
Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. The Company’s allowance for expected credit losses was $6.5 million and $2.1 million at September 30, 2023 and December 31, 2022.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 30, 2023 and December 31, 2022 given the instruments’ relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs. U.S. GAAP requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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

Note 3 — Mergers and Acquisitions
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
•$464.4 million aggregate principal amount of 2.99% senior payment-in-kind notes due 2029 (“2.99% Senior Notes”) that were issued by Camelot Return Parent, LLC (“Camelot Return Parent”), an indirect parent of the Company, and are held by Arawak X, L.P., an affiliate of CD&R; and
•$195.0 million from preferred shares of Camelot Return Parent.

Neither the Company nor any of its subsidiaries is a guarantor of or is obligated to make any payments related to the 2.99% Senior Notes issued by Camelot Return Parent.
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

	Increase / (Decrease) due to Depreciation and Amortization
Consolidated Statements of (Loss) Income Line Item	July 25, 2022 through December 31, 2022	Three Months Ended April 1, 2023	Cumulative Catch-Up Recorded During Three Months Ended July 1, 2023
Cost of sales	$38,852	$26,303	$65,155
Gross profit	$(38,852)	$(26,303)	$(65,155)
Selling, general and administrative expenses	$(1,632)	$2,963	$1,331
Income (loss) from operations	$(37,220)	$(29,266)	$(66,486)
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
Unaudited Pro Forma Financial Information
Had the Merger occurred at the beginning of 2022, unaudited pro forma revenues and net income for the three and nine months ended September 30, 2023 and October 1, 2022 would not have been materially different than the amounts reported as the pro forma adjustments would primarily reflect the amortization of intangibles and depreciation of property, plant and equipment that received a step up in basis and the cost to finance the transaction, net of the related tax effects. The unaudited supplemental pro forma financial information would not give effect to the potential impact of current financial conditions, operating efficiencies or cost savings that may result from the Merger or any integration costs. Unaudited pro forma balances would not necessarily be indicative of operating results had the Merger occurred on January 1, 2022 or of future results.
Acquisition of M.A.C. Métal Architectural Inc.

On August 17, 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal will be included in the Company’s Surface Solutions reportable segment. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification, 805, Business Combinations (Topic 805).
The provisional purchase price was $87.1 million (CAD$118.5 million), comprised of an upfront cash payment of $70.3 million (CAD$95.6 million) and earn-out contingent consideration of $16.8 million (CAD$22.9 million). The transaction is subject to a final working capital adjustment. The earn-out is payable over two consecutive twelve-month periods, starting in the month following the close of the acquisition and payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. The purchase price was provisionally allocated to the assets acquired and liabilities assumed, which related primarily to inventory of $8.6 million, property, plant and equipment of $18.8 million, goodwill of $25.2 million, intangible assets such as, customer lists and trademarks, of $27.0 and $14.4 million, contingent consideration of $16.8 million and noncurrent deferred income tax liabilities of $14.2 million. The estimated fair-value of the contingent consideration is recognized in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet.
Note 4 — Inventories
The following table sets forth the components of inventories:

	Successor
	September 30, 2023	December 31, 2022
Raw materials	$306,174	$312,380
Work in process	54,704	67,424
Finished goods	151,539	172,024
Total inventories	$512,417	$551,828

Note 5 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2022 (Successor)	$624,009	$790,452	$274,087	$1,688,548
Go private measurement period adjustments	87,498	(110,791)	(70,976)	(94,269)
Acquisition related measurement period adjustments ¹	—	25,234	—	25,234
Currency translation	717	(45)	—	672
Balance, September 30, 2023 (Successor)	$712,224	$704,850	$203,111	$1,620,185
(1)     Measurement period adjustments have been recorded in conjunction with the acquisition of MAC Metal during the period. See Note 3 — Mergers and Acquisitions for additional information.
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Life (Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of September 30, 2023 (Successor)
Amortized intangible assets:
Customer lists and relationships	3	–	19	17	$1,843,145	$(169,452)	$1,673,693
Trademarks, trade names and other		15		14	634,497	(49,430)	585,067
Total intangible assets					$2,477,642	$(218,882)	$2,258,760

As of December 31, 2022 (Successor)
Amortized intangible assets:
Customer lists and relationships		13		13	$2,088,548	$(73,330)	$2,015,218
Trademarks, trade names and other		13		13	522,137	(18,332)	503,805
Total intangible assets					$2,610,685	$(91,662)	$2,519,023
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Successor		Predecessor	Successor		Predecessor
	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Amortization expense	$44,690	$37,024	$12,395	$126,292	$37,024	$109,451

Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Successor		Predecessor
	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Balance, beginning of period ¹	$202,463	$203,011	$218,356
Acquisitions	—	—	189
Divestiture	—	—	(4,345)
Warranties sold	1,016	369	1,052
Revenue recognized	(1,843)	(510)	(1,383)
Expense	25,367	8,191	26,910
Settlements	(27,982)	(8,374)	(21,311)
Balance, end of period	$199,021	$202,687	$219,468
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$34,224	$24,871	$26,888
Noncurrent liabilities – Other long-term liabilities	164,797	177,816	192,580
Total product warranty liability	$199,021	$202,687	$219,468
(1) In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of 16.5 million.
Note 7 — Long-Term Debt
The following table sets forth the components of long-term debt:

		Successor
		September 30, 2023				December 31, 2022
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,535,000	$(307,011)	$—	$2,227,989	$2,554,500	$(348,769)	$—	$2,205,731
Term loan facility, due August 2028	9.69%	297,750	—	(19,193)	278,557	300,000	—	(21,538)	278,462
6.125% Senior Notes, due January 2029	13.51%	318,699	(89,985)	—	228,714	365,541	(111,524)	—	254,017
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(46,796)	663,204	710,000	—	(52,622)	657,378
Total long-term debt		$3,861,449	$(396,996)	$(65,989)	$3,398,464	$3,930,041	$(460,293)	$(74,160)	$3,395,588
Reflected as:
Current liabilities - Current portion of long-term debt					$29,000				$29,000
Non-current liabilities - Long-term debt					3,369,464				3,366,588
Total long-term debt					$3,398,464				$3,395,588
Fair value - Senior notes - Level 1					$929,464				$907,993
Fair value - Term loans - Level 2					2,762,958				2,580,000
Total fair value					$3,692,422				$3,487,993
(1)    On July 25, 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% Senior Notes due January 2029 (as defined below) were adjusted to fair value.

Revolving Credit Facilities
The following table sets forth the Company’s availability under its credit facilities:

	Successor
	September 30, 2023			December 31, 2022
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility	$850,000	$—	$47,000	$850,000	$—	$48,000
Cash flow revolver (1)	92,000	—	—	115,000	—	—
First-in-last-out tranche asset-based lending facility	95,000	—	—	95,000	—	—
Total	$1,037,000	$—	$47,000	$1,060,000	$—	$48,000
(1)     Cash flow revolver commitments of $23.0 million matured in April 2023 and $92.0 million will mature in April 2026.
Term Loan Facility due April 2028 and Cash Flow Revolver
In April 2018, Ply Gem Midco, Inc. (“Ply Gem Midco”) entered into a Cash Flow Agreement (as amended from time to time, the “Cash Flow Credit Agreement”), which provides for (i) a term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $2,600.0 million, issued with a discount of 0.5% and (ii) a cash flow-based revolving credit facility (the “Cash Flow Revolver”) of up to $115.0 million with $92.0 million remaining as of September 30, 2023. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Borrower (as defined in the Cash Flow Credit Agreement) under the Term Loan Facility and Cash Flow Revolver (together the “Cash Flow Facilities”). On April 11, 2023, the Company amended the Cash Flow Credit Agreement to replace the adjusted LIBOR rate with the Secured Overnight Financing Rate (“SOFR”) rate.
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
Repurchase of 6.125% Senior Notes
The Company repurchased an aggregate principal amount of $— and $46.8 million of 6.125% Senior Notes for $— and $33.9 million in cash during the three and nine months ended September 30, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a loss of $0.2 million for the nine months ended September 30, 2023.

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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of September 30, 2023.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

April 2021 Swaps
Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
SOFR floor (per annum - matches floor in hedged item)	0.40%
Fixed rate paid on notional amount	2.0038%
Origination date	April 17, 2023
Maturity - Fixed rate paid	April 15, 2026
Fair value at September 30, 2023:
Other assets, net	$97,059
Other current liabilities	$—
Fair value at December 31, 2022:
Other assets, net	$95,361
Other current liabilities	$7,000
Level in fair value hierarchy (1)	Level 2
(1)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market based SOFR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Note 8 — Accumulated Other Comprehensive Income
The following tables set forth the change in accumulated other comprehensive income attributable to the Company by each component of accumulated other comprehensive income, net of applicable income taxes:

	Foreign Currency Translation Adjustments	Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Income
Balance, July 1, 2023 (Successor)	$(7,269)	$44,924	$336	$37,991
Activity	(6,059)	(373)	—	(6,432)
Balance, September 30, 2023 (Successor)	$(13,328)	$44,551	$336	$31,559

Balance, July 2, 2022 (Predecessor)	$21,259	$54,409	$(6,068)	$69,600
Activity	115	904	—	1,019
Balance, July 24, 2022 (Predecessor)	$21,374	$55,313	$(6,068)	$70,619

Balance, July 25, 2022 (Successor)	$—	$—	$—	$—
Activity	(29,743)	40,988	—	11,245
Balance, October 1, 2022 (Successor)	$(29,743)	$40,988	$—	$11,245

	Foreign Currency Translation Adjustment	Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Income
Balance, December 31, 2022 (Successor)	$(6,789)	$40,962	$336	$34,509
Activity	(6,539)	3,589	—	(2,950)
Balance, September 30, 2023 (Successor)	$(13,328)	$44,551	$336	$31,559

Balance, December 31, 2021 (Predecessor)	$22,741	$(23,407)	$(4,946)	$(5,612)
Activity	(1,367)	78,720	(1,122)	76,231
Balance, July 24, 2022 (Predecessor)	$21,374	$55,313	$(6,068)	$70,619

Balance, July 25, 2022 (Successor)	$—	$—	$—	$—
Activity	(29,743)	40,988	—	11,245
Balance, October 1, 2022 (Successor)	$(29,743)	$40,988	$—	$11,245
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
As of September 30, 2023, the Company has liabilities of $18.2 million and $0.5 million classified within employee-related liabilities and other long-term liabilities on its Condensed Consolidated Balance Sheet related to the Pre-Merger Awards that will be settled in cash. For the nine months ended September 30, 2023, the Company paid out $92.2 million of cash to settle Pre-Merger Awards, which mainly related to those PSUs granted in March 2020 and vested in March 2023.
Incentive Units
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, L.P. (the “Partnership”). The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the nine months ended September 30, 2023, 130 thousand incentive units were granted at an average grant date fair value of $49.76 per incentive unit.

Compensation Expense
For the three months ended September 30, 2023, the Company recognized $1.9 million and $2.6 million of expense from incentive units and Pre-Merger Awards. For the nine months ended September 30, 2023, the Company recognized $6.9 million and $1.1 million of expense from incentive units and Pre-Merger Awards.
As of September 30, 2023, the Company estimates that unrecognized expense is expected to be recognized over a weighted-average period of 3.2 years totaling $40.9 million, of which $32.7 million relates to incentive units and $8.1 million relates to Pre-Merger Awards.
Note 10 — Income Taxes
For the Predecessor and Successor periods, the Company’s effective tax rate includes state income taxes, foreign tax rate differentials and changes in the valuation allowance.
The following table sets forth the effective tax rate for the three and nine month periods ended September 30, 2023 and October 1, 2022:

	Successor		Predecessor	Successor		Predecessor
	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Effective tax rate	24.5%	27.3%	(265.6)%	27.6%	27.3%	25.5%
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

The following table sets forth net sales, Adjusted reportable segment EBITDA and a reconciliation to income before income taxes:

	Successor		Predecessor	Successor		Predecessor
	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Net sales:
Aperture Solutions	$637,669	$569,994	$164,039	$1,889,913	$569,994	$1,643,619
Surface Solutions	357,400	288,080	85,034	961,513	288,080	839,130
Shelter Solutions	429,689	416,809	116,372	1,280,638	416,809	1,253,335
Total net sales	$1,424,758	$1,274,883	$365,445	$4,132,064	$1,274,883	$3,736,084
Adjusted reportable segment EBITDA:
Aperture Solutions	$91,946	$74,235	$15,045	$260,032	$74,235	$202,682
Surface Solutions	79,205	32,978	8,576	167,011	32,978	143,880
Shelter Solutions	79,002	70,736	21,219	268,386	70,736	209,156
Total Adjusted reportable segment EBITDA	250,153	177,949	44,840	695,429	177,949	555,718
Corporate and other	(62,534)	(74,654)	(39,216)	(165,095)	(74,654)	331,996
Depreciation and amortization	(93,253)	(56,260)	(18,289)	(331,077)	(56,260)	(166,177)
Interest expense	(91,013)	(65,813)	(11,401)	(277,438)	(65,813)	(101,078)
Foreign exchange (loss) gain	(3,753)	12,489	(454)	2,694	12,489	686
Gain (loss) on extinguishment of debt	—	—	24,801	(184)	—	28,354
Other income, net	4,027	172	114	8,832	172	101
Income (loss) before income taxes	$3,627	$(6,117)	$395	$(66,839)	$(6,117)	$649,600
The following table sets forth net sales disaggregated by reportable segment:

	Successor		Predecessor	Successor		Predecessor
	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Aperture Solutions:
Vinyl windows	$605,259	$538,447	$153,296	$1,794,514	$538,447	$1,542,525
Aluminum windows and other	32,410	31,547	$10,743	95,399	31,547	101,094
Total	$637,669	$569,994	$164,039	$1,889,913	$569,994	$1,643,619
Surface Solutions:
Vinyl siding	$176,957	$139,459	$43,318	$471,983	$139,459	$415,534
Metal siding	95,348	64,855	19,112	241,851	64,855	185,097
Injection molded siding	16,561	12,405	3,650	44,603	12,405	41,841
Stone	19,098	20,933	4,947	56,567	20,933	51,904
Stone veneer installation and other	49,436	50,428	14,007	146,509	50,428	144,754
Total	$357,400	$288,080	$85,034	$961,513	$288,080	$839,130
Shelter Solutions:
Metal building products	$429,689	$416,809	$116,372	$1,280,638	$416,809	$1,140,259
Metal coil coating	—	—	—	—	—	113,076
Total	$429,689	$416,809	$116,372	$1,280,638	$416,809	$1,253,335
Total net sales	$1,424,758	$1,274,883	$365,445	$4,132,064	$1,274,883	$3,736,084

The following table sets forth total assets disaggregated by reportable segment:

	Successor
	September 30, 2023	December 31, 2022
Total assets:
Aperture Solutions	$2,856,935	$2,153,378
Surface Solutions	2,267,523	2,099,244
Shelter Solutions	1,154,697	973,718
Corporate	694,416	1,967,310
Total assets	$6,973,571	$7,193,650
Note 12 — Commitments and Contingencies
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company may become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, including applicable benefits and pension plans, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance.
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.8 million at September 30, 2023 and December 31, 2022 for certain subsurface investigation and remedial matters.
Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the CD&R Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses, and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. The Company does not believe these claims have merit and intend to vigorously defend against them. On July 14, 2023, the defendants moved to dismiss the operative complaint. Oral argument on the motion to dismiss is scheduled for January 10, 2024. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition.

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
Note 13 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share is as follows:

	Predecessor
	Period from July 3, 2022 through July 24, 2022	Period from January 1, 2022 through July 24, 2022
Numerator for Basic and Diluted Earnings Per Common Share
Net income applicable to common shares	$1,433	$480,211
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	127,544	127,316
Common stock equivalents:
Employee stock options	1,583	1,578
Weighted average diluted number of common shares outstanding	129,127	128,894

Basic earnings per common share	$0.01	$3.77
Diluted earnings per common share	$0.01	$3.73

Incentive plan securities excluded from dilution (1)	—	30
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

Note 14 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Successor		Predecessor
	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$235,065	$27,482	$103,074
Income taxes paid	$33,523	$108,962	$56,243

Supplemental non-cash investing and financing activities-
Pushdown fair value adjustments	$—	$1,522,432	$—

CORNERSTONE BUILDING BRANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods presented (the “MD&A”). This information should be read in conjunction with the Condensed Consolidated Financial Statements included herein “Item 1. Condensed Consolidated Financial Statements” and the Consolidated Financial Statements and the Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
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
•uncertainty as to the acceptance of Secured Overnight Financing Rate (“SOFR”) and phasing out of London Interbank Offered Rate (“LIBOR”) interest rates; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A in the 2022 Form 10-K, and other filings we make with the SEC.
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
Predecessor and Successor Periods
The MD&A provides an overview of our financial condition as of September 30, 2023 and the results of operations for the periods subsequent to July 25, 2022 (“Successor”) and for periods prior to July 25, 2022 (“Predecessor”). Our Condensed Consolidated Statements of (Loss) Income as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP.

To enhance the analysis of our operating results for the periods presented, we have included a discussion of selected financial and operating data of the Predecessor and Successor on a combined basis. The presentation consists of the mathematical addition of selected financial and operating data of the Successor for the period from July 25, 2022 through October 1, 2022 with the comparable financial and operating data of the Predecessor for the periods from July 3, 2022 through July 24, 2022 and January 1, 2022 through July 24, 2022. There are no other adjustments made in the combined presentation. The mathematical combination of selected financial and operating data is included below under the heading “Combined” and this data is a non-GAAP presentation. Management believes that this selected financial and operating data provides investors with useful information upon which to assess our operating performance.
Reconciliation of Net Income (Loss) to Adjusted EBITDA and Adjusted EBITDA as a Percentage of Net Sales
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA and computes Adjusted EBITDA as a percentage of net sales:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Net income (loss)	$2,737	$(4,445)	$1,444	$(3,001)	$(48,404)	$(4,445)	$483,786	$479,341
Depreciation and amortization	93,253	56,260	18,289	74,549	331,077	56,260	166,177	222,437
Interest expense	91,013	65,813	11,401	77,214	277,438	65,813	101,078	166,891
Income tax provision (benefit)	890	(1,672)	(1,049)	(2,721)	(18,435)	(1,672)	165,814	164,142
Earnings before interest, income taxes, depreciation and amortization	187,893	115,956	30,085	146,041	541,676	115,956	916,855	1,032,811
Strategic development and acquisition related costs	3,997	2,735	28,895	31,630	20,534	2,735	49,560	52,295
Acquired inventory step-up amortization	—	30,317	—	30,317	—	30,317	—	30,317
Loss (gain) on divestitures	10,080	1,762	—	1,762	10,080	1,762	(401,413)	(399,651)
Gain on legal settlements	—	—	—	—	—	—	(76,575)	(76,575)
Long-term incentive plan compensation (1)	4,696	8,837	937	9,774	8,469	8,837	17,099	25,936
Foreign exchange loss (gain)	3,753	(12,489)	454	(12,035)	(2,694)	(12,489)	(686)	(13,175)
(Gain) loss on extinguishment of debt	—	—	(24,801)	(24,801)	184	—	(28,354)	(28,354)
Employee separation and facility closure charges	7,701	2,399	975	3,374	19,132	2,399	92	2,491
Other (income) expense, net	(4,027)	(172)	(114)	(286)	(8,832)	(172)	(101)	(273)
Other	2,642	105	151	256	7,888	105	1,820	1,925
Adjusted EBITDA (2)	$216,735	$149,450	$36,582	186,032	$596,437	$149,450	$478,297	627,747
Adjusted EBITDA as a percentage of net sales	15.2%	11.7%	10.0%	11.3%	14.4%	11.7%	12.8%	12.5%
*Refer to Non-GAAP Financial Measures for further discussion.
(1)Reflects expenses related to long-term incentive compensation plans, which primarily includes awards that were granted prior to the Merger (“Pre-Merger Awards”) and incentive unit grants that occurred subsequent to the Merger.
(2)The above periods, to the extent applicable, exclude the operations of divestitures as noted below in the “Impact of Divestitures and Acquisitions” section.
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

Impact of Divestitures and Acquisitions
In our MD&A, the impact of divestitures, when presented, is quantified as the portion of the preceding twelve months post- or pre-transaction where no comparable period is available. Specifically, in our Shelter Solutions reportable segment, we completed the sale of our coil coatings business in June 2022. In our Surface Solutions reportable segment, we completed the acquisition of M.A.C. Métal Architectural Inc. in August 2023.
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated, and the changes between periods:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined *	Successor		Predecessor	Combined *
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Net sales	$1,424,758	$1,274,883	$365,445	$1,640,328	$4,132,064	$1,274,883	$3,736,084	$5,010,967
Gross profit	333,067	233,623	73,398	307,021	912,765	233,623	806,385	1,040,008
% of net sales	23.4%	18.3%	20.1%	18.7%	22.1%	18.3%	21.6%	20.8%
Selling, general and administrative expenses	228,621	184,826	86,063	270,889	703,428	184,826	562,836	747,662
% of net sales	16.0%	14.5%	23.6%	16.5%	17.0%	14.5%	15.1%	14.9%
Loss (gain) on divestitures	10,080	1,762	—	1,762	10,080	1,762	(401,413)	(399,651)
Gain on legal settlements	—	—	—	—	—	—	(76,575)	(76,575)
Income (loss) from operations	94,366	47,035	(12,665)	34,370	199,257	47,035	721,537	768,572
Interest expense	(91,013)	(65,813)	(11,401)	(77,214)	(277,438)	(65,813)	(101,078)	(166,891)
Foreign exchange (loss) gain	(3,753)	12,489	(454)	12,035	2,694	12,489	686	13,175
Gain (loss) on extinguishment of debt	—	—	24,801	24,801	(184)	—	28,354	28,354
Other income, net	4,027	172	114	286	8,832	172	101	273
Income (loss) before income taxes	3,627	(6,117)	395	(5,722)	(66,839)	(6,117)	649,600	643,483
Income tax provision (benefit)	890	(1,672)	(1,049)	(2,721)	(18,435)	(1,672)	165,814	164,142
Net income (loss)	$2,737	$(4,445)	$1,444	$(3,001)	$(48,404)	$(4,445)	$483,786	$479,341
Non-GAAP financial measures*:
Adjusted EBITDA	$216,735	$149,450	$36,582	$186,032	$596,437	$149,450	$478,297	$627,747
Adjusted EBITDA as a percentage of net sales	15.2%	11.7%	10.0%	11.3%	14.4%	11.7%	12.8%	12.5%
*Refer to Non-GAAP Financial Measures for further discussion.
Net sales decreased $215.6 million, or 13.1% for the three month period ended September 30, 2023 compared to the comparable prior year period, and decreased $878.9 million, or 17.5% for the nine month period ended September 30, 2023 compared to the comparable prior year period, mainly due to lower volume across all reportable segments and the impact from the strategic divestiture of our coil coatings business in June 2022.
Gross profit as a percentage of net sales was 23.4% for the three month period ended September 30, 2023, compared to 18.7% for the comparable prior year period, and 22.1% for the nine month period ended September 30, 2023, compared to 20.8% for the comparable prior year period. These increases are driven by favorable product mix, price net of inflation and manufacturing net efficiencies.

Selling, general and administrative expenses decreased $42.3 million, or 15.6%, for the three month period ended September 30, 2023 compared to the comparable prior year period, and decreased $44.2 million, or 5.9%, for the nine month period ended September 30, 2023 compared to the comparable prior year period. These decreases are mainly due to a decrease in Merger related transaction costs, including employee compensation expenses, partially offset by an increase in depreciation and amortization resulting from the update in the fair market value of property, plant and equipment and intangible assets acquired, shortened useful lives and a higher depreciable base as a result of the Merger.
Gain on divestitures mainly consists of a net gain recognized in connection with the strategic divestiture of our coil coatings business, with the original gain recognized in June 2022 of $394.2 million, offset by a $10.1 million expense in the third quarter of 2023 resulting from a settlement to finalize working capital.
Gain on legal settlements consists of a gain recognized in March 2022 of $76.6 million related to shareholder litigation.
Interest expense increased by $13.8 million for the three month period and $110.5 million for the nine month period ended September 30, 2023, each compared to the comparable prior year period. The following table sets forth the components of interest expense:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Interest expense on outstanding borrowings (1)	$85,772	$49,285	$8,876	$58,161	$246,933	$49,285	$76,451	$125,736
Interest (income) expense attributable to interest rate swaps	(15,345)	1,221	1,929	3,150	(29,350)	1,221	20,586	21,807
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment	20,242	15,204	391	15,595	59,207	15,204	3,696	18,900
Other	344	103	205	308	648	103	345	448
Total interest expense	$91,013	$65,813	$11,401	$77,214	$277,438	$65,813	$101,078	$166,891
*Refer to Non-GAAP Financial Measures for further discussion.
(1)The incremental interest expense incurred for the three and nine months ended September 30, 2023 compared to the three and nine months ended October 1, 2022 is mainly a result of the additional financing obtained to consummate the Merger.
Foreign exchange (gain) loss were $3.8 million of loss and $2.7 million of gain for the three and nine month periods ended September 30, 2023 compared to $12.0 million and $13.2 million of gains for the three and nine months ended in the comparable prior year period. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Gain (loss) on extinguishment of debt includes a loss of $0.2 million, which included a $13.1 million write-off of unamortized deferred financing costs from the repurchase of our 6.125% Senior Notes due January 2029 (the “6.125% Senior Notes”) during the nine month period ended September 30, 2023. A gain of $28.4 million for the nine month period in the comparable prior year period ended October 1, 2022 resulted from the repurchase of our 6.125% Senior Notes. No repurchases were made during the three month period ended September 30, 2023.
Income tax provision (benefit) increased by $3.6 million for the three month period ended September 30, 2023 compared to the comparable prior year period and decreased by $182.6 million for the nine month period ended September 30, 2023 compared to the comparable prior year period mainly due to lower pre-tax earnings for the reasons discussed above.

Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Net sales:
Aperture Solutions	$637,669	$569,994	$164,039	$734,033	$1,889,913	$569,994	$1,643,619	$2,213,613
Surface Solutions	357,400	288,080	85,034	373,114	961,513	288,080	839,130	1,127,210
Shelter Solutions	429,689	416,809	116,372	533,181	1,280,638	416,809	1,253,335	1,670,144
Total net sales	$1,424,758	$1,274,883	$365,445	$1,640,328	$4,132,064	$1,274,883	$3,736,084	$5,010,967

Adjusted reportable segment EBITDA*:
Aperture Solutions	$91,946	$74,235	$15,045	$89,280	$260,032	$74,235	$202,682	$276,917
Surface Solutions	79,205	32,978	8,576	41,554	167,011	32,978	143,880	176,858
Shelter Solutions	79,002	70,736	21,219	91,955	268,386	70,736	209,156	279,892
Corporate and Other	(62,534)	(74,654)	(39,216)	(113,870)	(165,095)	(74,654)	331,996	257,342
Depreciation and amortization	(93,253)	(56,260)	(18,289)	(74,549)	(331,077)	(56,260)	(166,177)	(222,437)
Income (loss) from operations	$94,366	$47,035	$(12,665)	$34,370	$199,257	$47,035	$721,537	$768,572
*Refer to Non-GAAP Financial Measures for further discussion.
Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Net sales	$637,669	$569,994	$164,039	$734,033	$1,889,913	$569,994	$1,643,619	$2,213,613
Adjusted reportable segment EBITDA*	$91,946	$74,235	$15,045	$89,280	$260,032	$74,235	$202,682	$276,917
% of net sales	14.4%	13.0%	9.2%	12.2%	13.8%	13.0%	12.3%	12.5%
Depreciation and amortization	$42,701	$27,943	$8,305	$36,248	$146,633	$27,943	$79,816	$107,759
*Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the three month period ended September 30, 2023 decreased $96.4 million, or 13.1%, and for the nine month period ended September 30, 2023 decreased $323.7 million, or 14.6%, mainly driven by lower volumes, partially offset by favorable price and product mix.
Adjusted segment EBITDA for the three month period ended September 30, 2023 increased $2.7 million and for the nine month period ended September 30, 2023 decreased $16.9 million, mainly due to lower volume, partially offset by favorable price net of inflation, product mix and manufacturing net efficiencies.

Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Net sales	$357,400	$288,080	$85,034	$373,114	$961,513	$288,080	$839,130	$1,127,210
Adjusted reportable segment EBITDA*	$79,205	$32,978	$8,576	$41,554	$167,011	$32,978	$143,880	$176,858
% of net sales	22.2%	11.4%	10.1%	11.1%	17.4%	11.4%	17.1%	15.7%
Depreciation and amortization	$25,545	$22,679	$8,041	$30,720	$65,284	$22,679	$65,225	$87,904
*Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the three month period ended September 30, 2023 decreased by $15.7 million, or 4.2%, and for the nine month period ended September 30, 2023 decreased $165.7 million, or 14.7%, mainly driven by changes in price from movement in input costs.
Adjusted reportable segment EBITDA for the three month period ended September 30, 2023 increased $37.7 million, mainly due to the net impact of price, mix and movement in input costs.
Adjusted reportable segment EBITDA for the nine month period ended September 30, 2023 decreased $9.8 million, mainly due to lower volume, partially offset by the net impact of price, mix and movement in input costs.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Net sales	$429,689	$416,809	$116,372	$533,181	$1,280,638	$416,809	$1,253,335	$1,670,144
Adjusted reportable segment EBITDA*	$79,002	$70,736	$21,219	$91,955	$268,386	$70,736	$209,156	$279,892
% of net sales	18.4%	17.0%	18.2%	17.2%	21.0%	17.0%	16.7%	16.8%
Depreciation and amortization	$24,361	$4,391	$1,552	$5,943	$115,044	$4,391	$18,016	$22,407
*Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the three month period ended September 30, 2023 decreased $103.5 million, or 19.4%, and for the nine month period ended September 30, 2023 decreased $389.5 million, or 23.3%, mainly driven by changes in price from movement in input costs.
Adjusted reportable segment EBITDA for the three month period ended September 30, 2023 decreased $13.0 million and for the nine month period ended September 30, 2023 decreased by $11.5 million, mainly due to lower volume and the impact of the strategic divestitures of our coil coatings business in June 2022, partially offset by the net impact of price, mix and movement in input costs.

Corporate and Other
The following table sets forth Corporate and other:

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Corporate costs	$33,418	$28,499	$8,258	$36,757	$98,992	$28,499	$77,421	$105,920
Strategic development and acquisition related costs	3,997	2,735	28,895	31,630	20,534	2,735	49,560	52,295
Acquired inventory step-up amortization	—	30,317		30,317	—	30,317	—	30,317
Gain on legal settlements	—	—	—	—	—	—	(76,575)	(76,575)
Loss (gain) on divestitures	10,080	1,762	—	1,762	10,080	1,762	(401,413)	(399,651)
Long-term incentive plan compensation	4,696	8,837	937	9,774	8,469	8,837	17,099	25,936
Employee separation and facility closure charges	7,701	2,399	975	3,374	19,132	2,399	92	2,491
Other	2,642	105	151	256	7,888	105	1,820	1,925
Total Corporate and other	$62,534	$74,654	$39,216	$113,870	$165,095	$74,654	$(331,996)	$(257,342)
*Refer to Non-GAAP Financial Measures for further discussion.
Corporate costs decreased by $3.3 million and $6.9 million for the three and nine month periods ended September 30, 2023 mainly due to lower compensation related costs.
Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	Successor		Predecessor	Combined*	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from July 2, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from July 3, 2022 through July 24, 2022	Period from July 3, 2022 through October 1, 2022	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Depreciation:
Cost of sales	$40,818	$18,852	$677	$19,529	$159,955	$18,852	$6,356	$25,208
Selling, general and administrative expenses	7,745	384	5,217	5,601	44,830	384	50,370	50,754
Total depreciation	48,563	19,236	5,894	25,130	204,785	19,236	56,726	75,962

Amortization: Selling, general and administrative expenses	44,690	37,024	12,395	49,419	126,292	37,024	109,451	146,475
Total depreciation and amortization	$93,253	$56,260	$18,289	$74,549	$331,077	$56,260	$166,177	$222,437
*Refer to Non-GAAP Financial Measures for further discussion.
Depreciation and amortization increased by $18.7 million for the three month period ended September 30, 2023 compared to the comparable prior year period primarily due to shortened useful lives and a higher depreciable base as a result of the Merger.
Depreciation and amortization increased by $108.6 million for the nine month period ended September 30, 2023 mainly due to the Company recording a cumulative catch-up adjustment resulting in increases of $65.2 million and $1.3 million to cost of sales and selling, general and administrative expenses to account for the update in fair value of these assets as if the adjustments had been made as of the date of the Merger, as well as shortened useful lives and a higher depreciable base as a result of the Merger.

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
The following table sets forth our total net liquidity position as of September 30, 2023:

(Amounts in thousands)	Amount
Cash and cash equivalents	$475,820
Revolving credit facilities:
Asset-based lending facility (1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility (1)	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	—
Letters of credit outstanding and priority payables	47,000
Net credit facility	990,000
Net liquidity	$1,465,820
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.

Cash Flows

	Nine Months Ended
	Successor		Predecessor	Combined*
(Amounts in thousands)	Period from January 1, 2023 through September 30, 2023	Period from July 25, 2022 through October 1, 2022	Period from January 1, 2022 through July 24, 2022	Period from January 1, 2022 through October 1, 2022
Net cash provided by (used in) operating activities	$181,159	$(31,791)	$350,665	$318,874
Net cash (used in) provided by investing activities	$(203,614)	$(24,402)	$456,357	$431,955
Net cash flows used in financing activities	$(55,635)	$(598,426)	$(94,087)	$(692,513)
*Refer to Non-GAAP Financial Measures for further discussion.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities consists mainly of: (i) cash collections on credit sales to our customers, (ii) purchases of commodity based raw materials, (iii) labor and other employee-related expenditures, (iv) other non-labor costs, such as, among other items, supplies, insurance, advertising and marketing costs, (v) interest paid on our long-term debt, and (vi) payments for income taxes.

Net cash provided by operating activities was $181.2 million for the nine months ended September 30, 2023, a decrease from the $318.9 million provided by operations in the prior year on lower volumes, higher interest paid, higher payments on accounts payable, payments made to satisfy incentive plan payouts, and cash paid for income taxes, partially offset by the timing of customer collections.
Net Cash (Used In) Provided by Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash used in investing activities was $203.6 million for the nine months ended September 30, 2023 compared to $432.0 million provided by investing activities for the nine months ended October 1, 2022. The $635.6 million decrease is mainly driven by $67.8 million paid toward acquisitions during the nine months ended September 30, 2023, as well as $500.0 million received in proceeds from the sale of the Company’s coil coatings business in June 2022.
Net Cash Used In Financing Activities
Our main uses of cash for financing activities include activity to consummate the Merger, repurchases and payments on long-term debt, distributions to owners, and payments for financing fees. Our main sources of cash from financing activities include the proceeds from issuances of debt and contributions from owners.
Net cash used in financing activities was $55.6 million for the nine months ended September 30, 2023 compared to $692.5 million used in financing activities for the nine months ended October 1, 2022. This $636.9 million increase is mainly driven by significant activity associated with the Merger during the nine months ended October 1, 2022, which included the purchase of publically held shares totaling $1.6 billion, the issuance of $710.0 million in aggregate principal amount of 8.75% Senior Secured Notes, a $300.0 million Side Car Term Loan Facility, the payment of $85.0 million of financing costs and the receipt of $95.0 million in net contributions.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of September 30, 2023 the Company had total future lease payments of $479.5 million, with $61.5 million payable within 12 months.
Debt
We have certain long-term debt instruments outstanding. As of September 30, 2023 the Company had total future payments of $3.9 billion, with $29.0 million payable within 12 months. See Note 7  — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for additional information.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2023. Refer to the 2022 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2023. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the Company’s market risks.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures by a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 12 — Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). The risks disclosed in the 2022 Form 10-K and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information, we believe there have been no other material changes in our risk factors from those disclosed in the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
As of July 25, 2022, the Company’s common stock is no longer publicly traded either on a stock exchange or in the over-the-counter market.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*10.1	Form of Executive Officer Offer Letter
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: November 3, 2023	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: November 3, 2023	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer