Form 10-K
period 2023-12-31
Cornerstone Building Brands, Inc.
filed 2024-02-23
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
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
•Commodity price volatility or limited availability of raw materials, including steel, polyvinyl chloride (“PVC”) resin, aluminum, and glass due to supply chain disruptions;
•Increases in the macroeconomic inflationary environment and our ability to react accordingly;
•Our ability to identify and develop relationships with a sufficient number of qualified suppliers to mitigate risk in the event a significant supplier experiences a significant production or supply chain interruption;
•Seasonality of the business and adverse weather conditions;
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
•An impairment of our goodwill or intangible assets;
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
•Damage to our computer infrastructure and software systems, as well as issues relating to the incorporation of artificial intelligence solutions into our systems;
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

PART I

Item 1. Business.
Our Company
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands”, together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a holding company incorporated in Delaware. We are a leading manufacturer of exterior building products in North America by sales and serve residential and commercial customers across both the new construction and repair and remodel markets.

Our operations are organized as three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions. We have:
•One of the broadest product offerings in our industry. Our total addressable market is diverse and expands across multiple geographies, end markets, channels and customers providing us with significant benefits.
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
Our Business Strategy and Operating Model
Building our leading business and brand positions in attractive growth and return categories. We have leading brands that we believe have sustainable competitive advantages in the North America markets we serve. Our brands and core value proposition are meaningful to our customers and the consumers they serve in their respective categories.

Build on Cornerstone Building Brands customer-centric culture and sales excellence. We have a long track record of developing and maintaining deep and lasting channel partnerships. Our customers look to us not only for our product quality, performance, and breath of our product offering, but for our service and responsiveness. We have the opportunity to grow organically and to lead in price by continuing to build on our customer-centric culture and amplifying differentiation through top-tier service and quality, as well as new product development. Using a highly collaborative selling approach, we intend to grow in attractive, highly fragmented market sectors that demand superior service and value the reliability and energy efficiency offered by our products.

Revitalizing our operating model. Our business segments are organized based on distinct product categories and the segment management is responsible for the business segment’s strategy and bottom line performance. While our business units operate with a certain degree of independence, they are built on a consistent and unifying framework of operating principles that we believe is critical to our strategic growth and margin improvement across our entire business. The framework builds on executing on operational, sales and growth excellence strategies.

We are focused on simplifying our business through rationalizing our brands and systems, as well as our manufacturing and warehouse footprint. We are delivering on making our processes more efficient and cost effective by making investments in automation; driving procurement savings; improving labor planning and productivity; as well as other improvements that leverage our scale to strengthen our business.

We believe our framework allows each of our businesses to take advantage of available opportunities for revenue growth, pricing excellence and margin improvement, no matter the market environment. We believe this work will allow us achieve organic growth above market and to earn superior returns.

Driving value through talent. The Company has built a diverse and talented leadership team that is well positioned to execute on our transformation to a more aligned operating model. We believe that investing in our employees is a critical component of our business strategy. We endeavor to do this through talent acquisition, development, succession planning and fostering a diverse and inclusive workforce.

Enhancing returns and deploying our cash flow to high return opportunities. We continue to believe that investing in profitable, organic growth initiatives is our most attractive opportunity. We are intently focused on adhering to a disciplined capital allocation framework, which includes: (i) investing in our core business through capital expenditures and other organic growth initiatives, and (ii) pursuing strategic acquisitions to broaden our portfolio and capabilities across the residential and commercial markets, with a focus on adjacent exterior building products and related services. As part of this framework, we may also restructure, reposition or divest non-core product lines or assets.

We focus our core business investments on high-return initiatives in large markets to build scale and drive efficiency and investments in growing markets that leverage our operational and distribution channel capabilities.

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
Reportable Segments
We have three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions. Our reportable segments compete based on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributor, retailer and installer needs, as well as end-user customer preference. Our markets are very competitive. For the year ended December 31, 2023, our top 10 customers accounted for 39% of net sales, with one customer accounting for 13% of our net sales. See Note 16 — Reportable Segment and Geographical Information in the Notes to the Consolidated Financial Statements for information on our reportable segments.
Aperture Solutions
Our Aperture Solutions reportable segment offers a broad line of windows and doors at multiple price tiers for the residential new construction and repair and remodel end-markets in the U.S. and Canada. Our products mainly include vinyl, aluminum and aluminum clad-wood windows and patio doors, as well as steel, wood and fiberglass entry doors. Our product categories and collection of key brands in the Aperture Solutions reportable segment includes the following:

Product Categories	Brands
Windows	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line®, Cascade® Windows, Prime Windows, Great Lakes Windows®, North Star® and Bertha®
Doors	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line®, North Star® and Bertha®
We sell our windows and doors through multiple distribution channels. Our residential new construction product lines are sold across a diversified customer base, which includes independent building products dealers; regional and national lumberyards; homebuilders and contractors and retail home centers. Our residential repair and remodel window products are primarily sold through one-step distributors; retail home centers; and independent home improvement dealers and retail home centers. Dealers typically market directly to homeowners or contractors in connection with remodeling requirements, while distributors focus primarily on selling to builders, contractors and local independent retailers. We are a key supplier to the nation’s largest homebuilders, which we have served through our distribution channels and through direct relationships for over 10 years.
In Canada, sales for residential new construction are predominantly made on a direct basis to homebuilders and contractors, while residential repair and remodel construction products are primarily sold not only through high-end independent dealers and regional lumberyards, but also directly to contractors and consumers through our supply-and-install services. We distribute Ply Gem Canada products through our distribution centers across Western Canada. In Ontario, we manufacture and distribute North Star branded windows and doors primarily for the premium-priced tier of the residential repair and remodel market.

The North American window and patio door market remains highly fragmented. The Aperture Solutions reportable segment’s main competitors include national brands such as Jeld-Wen, Pella, MI and Andersen, and regional brands such as PGT, United and Provia. Competitors in Canada include Jeld-Wen, All Weather Windows, Durabuilt and numerous regional brands. We generally compete on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributors, retailers and installers needs. We believe all of our products are competitively priced and that we are one of the few manufacturers to serve all end markets and price points on a national basis.
Surface Solutions
Our Surface Solutions reportable segment offers a broad suite of surface solution products and accessories at multiple price tiers for the residential new construction and repair and remodel end markets as well as stone installation services. Our product categories and collection of key brands in the Surface Solution reportable segment includes the following:

Product Categories	Brands
Siding and accessories	Ply Gem®, Mastic®, Mitten®, Variform®, MAC Métal Architectural®
Cellular PVC trim	Ply Gem®
Vinyl fencing and railing	Ply Gem®
Stone veneer	Ply Gem®, Environmental Stoneworks®, ClipStone®, Canyon Stone®
Gutter & Gutter protection	Ply Gem®, Leaf Relief®, Leaf Relief Snap Tight, Leaf Smart®, Leaf Logic®
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

Our residential metal roofing and wall systems are sold predominantly under key brands including Union Corrugating Company®, Reed’s Metals® and Metal Depots® brands. Our commercial metal components are sold predominately under key brands including MBCI® and ABC American Building Components® brands.
Our Retail Direct business is comprised of the Heritage Building Systems®, Reed’s Metals® and Metal Depots® brands. This business sells simple metal buildings including pole barns, cold formed buildings and low-complexity pre-engineered metal buildings, metal roofing and some third party produced products to retail customers through a network of branch locations.

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

Seasonality
Our sales volume is generally higher during our second and third quarters, which is historically the peak season for new construction and repair and remodeling in North America. Seasonal variations in our operational results may be impacted by inclement weather and other conditions. Working capital requirements have generally been greatest during the first half of our fiscal year due to the timing of the buildup of inventory to support the heavier construction season.

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

Human Capital Resources
At December 31, 2023, we employed more than 17,600 full-time and part-time employees (excluding contract workers), with 81% of our workforce composed of hourly production, manufacturing, shipping and customer service employees. Approximately 1,900 of employees work under collective bargaining agreements. Our current agreements expire in 2024, 2025 and 2027.
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
Leadership, Talent Acquisition and Talent Management
Our team members are critical to our mission and success, and, as such, our goal is to be an employer of choice in the communities in which we operate. Essential to this is creating a workplace that promotes our core values and shared mindsets and behaviors. These elements include our commitment to customer centricity, interconnectedness, and continuous improvement. We take great care in hiring, developing and retaining our team members to maximize their individual potential and our cumulative success.
To succeed in an ever-changing and competitive labor market, we have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include among other things: (i) providing competitive compensation and benefit programs, (ii) emphasizing performance management and career development, (iii) promoting health and safety, and (iv) championing a diverse and inclusive work environment. Further information is available in our Environmental Social and Governance (“ESG”) report available on our website.
Compensation and Benefit Programs
We are committed to providing our employees with a competitive compensation package that rewards performance and achievement of desired business results. Our compensation package consists of three primary benefits: pay (base pay and incentive programs), health and welfare benefits, and retirement contributions. Our programs target the market for competitiveness. We provide benefit programs with the goal of improving physical, mental, and financial wellness of our employees throughout the lifetime. Some examples of this include base and variable pay, medical, dental, vision, life and accidental death and dismemberment insurance, paid time off and retirement savings plans. We analyze our compensation and benefit programs annually to ensure we remain competitive and make changes as necessary.
Performance Management and Career Development
Our leaders receive training on our three pillars of performance management, succession and talent planning, and learning and talent development. This creates the foundation for our leaders to support their teams to connect their work to our purpose, mission, values, and strategies of the Company, motivating and giving them a higher sense of purpose.
Our talent strategy is focused on having the right people with the right skills in the right roles supporting a consistent and compelling employee experience. This ensures that we are able to exceed our customers’ expectations and allow our people to develop and increase their career opportunities. Our talent management process:
•Clearly defines roles and goals;
•Establishes clear-cut performance and behavior expectations;
•Focuses work in alignment with business strategy and company goals; and
•Creates consistent, structured processes to enable development and career growth, including extensive curriculum and training programs.
We manage and measure our employee engagement with a view to gaining insight into our employees’ experiences, levels of workplace satisfaction, and feelings of engagement within the Company. We measure employee engagement and manager effectiveness at least annually through our global engagement survey and strive to increase our engagement scores year-over-year. To assist in this formal effort, managers are given direct access to their engagement results, share these results with their teams, and create measurable action plans. The senior leadership team demonstrates their commitment to engagement through transparent communications in town halls and leadership team meetings. Engagement is also managed at the local level.

Employee Safety and Wellness
Cornerstone Building Brands is committed to safety as our highest priority. Safety is one of the Company’s core values. We are committed to (i) providing training for our employees to perform their job tasks safely, (ii) developing and maintaining safety programs and initiatives with the purpose of eliminating all injuries, safety incidents and job-related illnesses and (iii) addressing all safety risks in a thorough and timely manner. We publicly disclose operational health and safety statistics on our rate of recordable injuries and our rate of lost workdays due to injury involving full-time and part-time employees, temporary employees and contractors.
Our employee safety and wellness programs are designed around global policies and standards and a commitment to complying with applicable laws within our manufacturing, service and install, and headquarter operations. We proactively implement management systems and procedures consistent with industry best practices to prevent employee health and safety risks and to create a strong safety culture and improve performance. We are committed to continuous improvement and continue to measure, refine, and improve on our performance. We educate and train our employees to help ensure compliance with our policies, standards, and management systems. We also have policies and procedures in place to encourage employees to stop work to address at-risk conditions without threat of retaliation. Our management and Board of Directors regularly review our health and safety results and progress at Board of Directors meetings to promote continuous improvement.
Diversity, Equity and Inclusion
The success of our Company begins with our employees, a team comprised of many backgrounds, with each member adding a unique and valued contribution to our organization. We value teamwork and work together to create a truly inclusive environment where each team member feels respected, valued and has access to opportunities and resources that enable them to be successful everyday. Our Diversity, Equity, and Inclusion (“DE&I”) promise supports our purpose, mission and core values to ensure a work environment that is inclusive and equitable for all employees. This creates an environment of mutual respect where our diversity reflects the communities we serve.
As part of DE&I efforts, we sponsor Employee Resource Groups. The Employee Resource Groups include members and allies of Women, Black, Hispanic, LGBTQ and Military employees that are focused on activating and educating employees and accelerating our inclusive culture. The Company also has a Diversity Council which is responsible for setting priorities and initiatives that support an inclusive work environment.
Environmental Matters
Sustainability
We are well positioned to make positive impacts on the communities we serve as we continue our journey to become North America’s premier manufacturer of exterior building solutions.
We recognize our responsibility as a provider of building solutions to communities across North America to incorporate sustainability into our products and our business operations. Our business is committed to prioritizing sustainability in decision making.
In 2023, we continued our sustainability journey by establishing baselines for key sustainability metrics, implementing a SaaS application to operationalize our sustainability data and engaging our supply chain with respect to sustainability specific initiatives. We also continued to focus on a climate-positive future through energy and water conservation, landfill diversion and responsible sourcing while acting as stewards of the environment. By addressing energy usage and operational environmental impacts, we seek to have a positive impact for both our stakeholders and the planet. We are committed to the well-being of our employees, our fence line communities and the customers we serve. We believe that our sustainable business practices provide positive societal benefits for our people and our communities.
As we continue to develop an integrated strategy of financial growth and corporate responsibility for the future, we acknowledge that there is still much work to do as we take the next steps on our sustainability journey. Our highest priority is always the safety of our employees. We are committed to conducting business at the highest levels of ethics every day.

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
Greenhouse Gases. Efforts to mitigate the effects of global climate change has led to federal, state and foreign legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. While GHG regulations generally do not affect our facilities as they are insignificant sources, more stringent federal, regional, state, and foreign laws and regulations relating to global climate change and GHG emissions may be adopted similar to those established in California in 2023. These laws and regulations could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses, which could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any additional future legislation or regulation becomes known, we cannot predict its effect on our business. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, extreme temperatures and other events that could affect our facilities, our supply chain, raw material suppliers, the transportation and distribution of our products, and demand for our products.
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
Wastewater Discharges. Our operations are subject to the federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”) and comparable state and foreign laws. These laws impose requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the U.S. Such laws may require that we comply with stormwater runoff and wastewater discharge standards or obtain permits limiting our discharges of pollutants. Failure to comply with CWA requirements could subject us to monetary penalties, injunctions, restrictions on operations, and administrative or civil enforcement actions. We may be required to incur certain capital expenditures for wastewater discharge or stormwater runoff treatment technology to comply with wastewater permits and water quality standards.
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
Item 1A. Risk Factors.
Risks Related to Our Industry and Economic and Market Conditions
Our industry is highly sensitive to macroeconomic conditions. Negative economic events including, but not limited to, actual or perceived economic downturns, lower business and consumer confidence, high interest rates, inflation, and lower new construction starts and repair and remodeling activity may materially and adversely affect the outlook for our business, financial condition and results of operations.

The construction industry is highly sensitive to global, national and regional macroeconomic conditions. The risks associated with our business may become more acute in periods of a slowing economy or economic downturns, which may reduce business and consumer confidence and result in decreased demand for our products. Furthermore, rising or continued high interest rates in response to concerns about inflation may further increase economic uncertainty and heighten these risks. As a result, instability and weakness of the U.S. and global economies, including due to disruptions to financial markets, inflation, actual or perceived economic downturns, rising unemployment, geopolitical events and the negative effects on consumers’ spending, may materially adversely affect our business, financial condition and results of operations.

Our residential business depends heavily on the new home construction and repair and remodel markets. Our commercial business depends heavily on the levels of commercial construction activity. Current market estimates forecast continued and higher levels of volatility in 2024, in part due to the greater and faster-than-normal changes in factors such as interest rates, inflation, business and consumer confidence, unemployment, and the availability of business and consumer credit. Declines in the residential and commercial construction activity markets could lead to decreased sales of our products, which would have an adverse impact on our business, financial condition and results of operations.

Our financial results are also impacted by our consumers’ ability to finance home repair and remodeling projects or the purchase of new homes. The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance repair and remodeling expenditures or home purchases. Declining home values, increased home foreclosures and tightening of credit standards by lending institutions have in the past and may in the future negatively impact the home repair and remodeling and the new construction sectors, which could adversely affect our business, financial condition and results of operations.

Historically, any uncertainty about economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, higher interest rates, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, conditions in the commercial real estate markets, labor and healthcare costs, access to credit, tariffs, and other macroeconomic factors.

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

Our ability to attract and retain or replace employees is challenging due to a shortage of both hourly and technically skilled workers for our manufacturing facilities. We face intense competition for talent to operate our manufacturing facilities, including from current and potential competitors in our industry. As a large-scale manufacturer, our workforce is distributed across North America, and we may incur significant costs to attract and retain employees, particularly in smaller, local markets. If we do not attract and retain the services of individuals to operate our manufacturing facilities, we may experience delays in producing our products, which may result in a reduction in net sales and an adverse effect on our business, results of operations and financial condition.

Increases in labor costs, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.

Our ability to attract and retain qualified manufacturing team members to operate our manufacturing plants efficiently is critical to our financial performance. Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2023, 11% of our employees were represented by labor unions, the collective bargaining agreements with whom will expire in fiscal year 2024, 2025 and 2027. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs. Any labor shortage will create operating inefficiencies that could adversely impact our financial performance.

The industries in which we operate are highly competitive.

Competition in the construction markets of the building industry is intense. Competition is based primarily on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributor, retailer and installer needs, as well as end-user customer preference. In addition, we also compete with alternative building products materials and alternative methods of building construction that do not utilize our products that which may be viewed as more traditional, more aesthetically pleasing or having other advantages.

In our Aperture Solutions and Surface Solutions reportable segments, we compete with other national and regional manufacturers of exterior building products. Some of these companies are larger and have greater financial resources than we do. Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do. Additionally, our products face competition from alternative materials, such as wood; composites and fiberglass in windows; metal; fiber cement; and masonry and composites in siding. In our Shelter Solutions reportable segment, we compete with a number of other manufacturers of metal components and engineered building systems ranging from small local firms to large national firms. In addition, we and other manufacturers of metal components and engineered building systems compete with alternative methods of building construction.

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

Our business is heavily dependent on the price and supply of raw materials including steel, PVC resin, aluminum and glass. Raw material prices have been volatile in recent years and may remain volatile in the future. Raw material prices are influenced by numerous factors beyond our control, including general domestic and international economic conditions; currency fluctuations; supply constraints; competition; labor costs; freight and transportation costs; production costs; and tariffs, import duties and other trade restrictions. For example, in 2018, the Trump administration implemented new tariffs on imports of steel and aluminum into the U.S. In response to these tariffs, the European Union, Canada, Mexico and China announced tariffs on U.S. goods and services. Although some of these tariffs have been rescinded, suspended, or modified, these tariffs, along with any future tariffs or trade restrictions, could result in reduced overall economic activity and increased costs in operating our business.

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

In addition to steel, PVC resin, aluminum and glass, our operations require other raw materials from third-party suppliers. We generally have multiple sources of supply for our raw materials; however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, could adversely impact our business, financial condition and results of operations. In addition, supply interruptions could arise from shortages of raw materials, commodity cost volatility, pandemics, labor disputes or weather conditions affecting products or shipments or other factors beyond our control. For example, U.S. and global markets are experiencing volatility and disruption related to the escalation of geopolitical tensions and the military conflict currently ongoing in Ukraine and the Middle East. While we do not have any customer or direct supplier relationships with any entities in Russia, Ukraine, or the Middle East, these conflicts could lead to market or operational disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our net sales and profitability. To the extent our suppliers experience disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. In addition, disruptions in transportation lines could delay our receipt of raw materials. If our supply of raw materials is disrupted or our delivery times are extended, our business, results of operations and financial condition could be materially adversely affected.

An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customers or retain existing customers, including our significant customers.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to meet customer needs, and to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or respond to changing consumer preferences more effectively, which could adversely affect our net sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our business, results of operations and financial condition.

Our Aperture Solutions and Surface Solutions reportable segments depend on a core group of significant customers for a substantial portion of net sales and we expect this to continue for the foreseeable future. For the year ended December 31, 2023, the top 10 customers accounted for 58% of net sales in Aperture Solutions and 59% of net sales in Surface Solutions. The loss of, or a significant adverse change in our relationships with our largest customers, or loss of market position of any major customer, whether because of an inability to successfully develop new products or improve existing products, or otherwise, could cause a material decrease in net sales. The loss of, or a reduction in orders, from any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or an inability to collect accounts receivable from any major customer could adversely impact our net sales and profitability. In addition, net sales from customers that have accounted for significant net sales in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Further, other external factors beyond our control could cause disruptions at any of our facilities, including maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any equipment or other operational problems; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, hurricanes, earthquakes or other catastrophic disasters; pandemics; or an act of terrorism. Any prolonged disruption in operations at any of our facilities could cause a significant loss in production. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to customers during the time that it takes for us to reopen or replace a damaged facility. This could cause our customers to purchase from our competitors and stop purchasing from us either temporarily or permanently, particularly where we are currently a customer’s single source of supply. If any of these events were to occur, it could adversely affect our business, financial condition and results of operations.

If we are unable to enforce our intellectual property rights, or if such intellectual property rights become obsolete, our competitive position could be adversely affected.

As a company that manufactures and markets branded products, we rely heavily on trademark and service mark protection to protect our brands. We also have issued patents and rely on trade secret and copyright protection for certain of our technologies. These protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may adversely affect our financial condition. There is a risk that third parties, including our current competitors, will infringe on our intellectual property rights or will claim that our products infringe on their intellectual property rights, in which case we would have to defend these rights or ourselves, which may be costly or unsuccessful.

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

Our operations include 93 manufacturing facilities and 72 distribution and warehouse facilities spread across North America (see “Item 2. Properties” for additional information). As a result, our operations are subject to various federal, state, local and foreign environmental, health and safety (“EHS”) laws. Among other things, these laws (i) regulate the emission or discharge of pollutants into the environment, (ii) govern the use, storage, treatment, disposal and management of hazardous substances and wastes, (iii) govern the health and safety of our employees, the end-users of our products, and the general public, (iv) regulate the chemicals used in our products, and (v) impose liability for the costs of investigating and remediating present and past releases of hazardous substances and other related damages. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or other equipment, civil and criminal sanctions, permit revocations, and facility shutdowns. We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have historically owned, operated, or contracted for waste disposal, or at sites which predecessors released hazardous materials. We also could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise because of violations of or liabilities under EHS laws or in connection with releases of hazardous materials. In addition, changes in or new interpretations of existing EHS laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, in each case with respect to our operations, products or business activities, may lead to additional costs that could have a material adverse effect on our business, financial condition or results of operations. We cannot predict whether such liabilities or obligations will arise in the future or the scope thereof.

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

Our workers are subject to hazards associated with work in manufacturing environments. Operating hazards can cause personal injury and loss of life, as well as damage to or destruction of property. We are subject to either deductible or self-insured retention amounts, per claim or occurrence, under our Property/Casualty insurance programs, as well as an individual stop-loss limit per claim under our group medical insurance plan that we believe are consistent with industry practice. The transfer of risk through insurance cannot guarantee that coverage will be available for every loss or liability that we may incur in our operations.

Exposures that could create insured (or uninsured) liabilities are difficult to assess and quantify due to unknown factors, including but not limited to injury frequency and severity, natural disasters, terrorism threats, third-party liability, and claims that are incurred but not reported. Although we engage third-party actuarial professionals to assist us in determining our probable future loss exposure, it is possible that claims or costs could exceed our estimates or our insurance limits, or could be uninsurable. In such instances we might be required to use working capital to satisfy these losses rather than to maintain or expand our operations, which could materially and adversely affect our business, financial condition and results of operations.

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

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses, security breaches and defects in design. Purchase of our products may involve the transmission or storage of data, including in certain instances customers’ business and personally identifiable information. We also hold the sensitive personal data of our current and former employees, as well as proprietary information of our business, including strategic plans and intellectual property. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers and employees, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information.

We have in the past experienced, and may in the future face, hackers, cybercriminals or others gaining unauthorized access to, or otherwise misusing, our systems to misappropriate our proprietary information and technology, interrupt our business, or gain unauthorized access to confidential information. For example, in August 2020, we detected a ransomware attack impacting certain of our operational and information technology systems. Promptly upon our detection of the attack, we launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response professionals. While we were able to recover our critical operational data and business systems, there is no guarantee that we will have similar success with an attack in the future should one occur. Any such future attack could lead to the public disclosure of customer or employee data, our trade secrets or other intellectual property, or material financial and other information related to our business. The release of any of this information could have a material adverse effect on our business, reputation, and financial condition.

The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand. This could: (i) lead some customers to stop purchasing our products and reduce or delay future purchases of our products or lead to the use of competing products; (ii) lead to private causes of action that could result in a judgment, settlement or other liability; (iii) lead to state or federal enforcement actions, which could result in fines, penalties or other liabilities and which may cause us to incur legal fees and costs; or (iv) result in additional costs associated with responding to a cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits and insurance. Any of these actions could materially adversely impact our business, financial condition and results of operations.

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

Damage to our computer infrastructure and software systems and issues relating to the incorporation of artificial intelligence (“AI”) solutions into our systems, could harm our business.

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

In addition, we may incorporate traditional and generative AI solutions into our information systems, products, offerings, services and features, and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers’ systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. If the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate ongoing advancements into our AI initiatives, including access to the licensing of key intellectual property from third parties. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our competition may have access to greater financial and technological resources, giving them a competitive advantage in recruiting, motivating, and retaining sought-after AI professionals. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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

We may be significantly affected by new or stricter regulatory standards on sustainability matters, and by global climate change.

As governmental and societal attention is increasingly paid to sustainability matters, we expect that regulatory standards on topics such as climate change, GHG emissions, water usage, waste management, human capital, and risk oversight will continue to evolve. Implementation of new and/or stricter regulatory standards could expand the nature, scope, and complexity of what we are required to comply with, control, assess, and report. Such changes could increase the cost of our compliance and internal risk management programs, which could have a material adverse effect on our business, results of operations, and financial condition.

For example, the State of California established climate legislation in 2023 that will require certain U.S. companies with business activities in California to provide disclosures related to their GHG emissions, climate-related financial risks and any voluntary carbon offsets or climate related claims. It is expected that the SEC will issue a similar type of climate disclosure rule in 2024. While GHG regulations generally do not materially affect our facilities as they are insignificant sources, the new California legislation is likely to increase the resources we will need to allocate for compliance. In addition, any other more stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions, if adopted, could impact our manufacturing operations, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses.

Further, global climate change may increase the frequency or intensity of extreme weather-related events, such as storms, floods, wildfires, extreme temperatures, and other events that could affect our facilities, suppliers, and demand for our products, which could have a material adverse effect on our business, results of operations, and financial condition.

We face risks related to our international operations.

In addition to the U.S., we operate our business in certain foreign jurisdictions, principally in Canada and Mexico, and make sales in certain other jurisdictions, which poses certain risks to our business, including foreign exchange rate and international legal compliance risks.

Our operations in Canada generated 7.7% of our net sales in 2023. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures.

Our international operations require us to comply with certain U.S. and international laws, such as import/export laws and regulations, anti-boycott laws, anti-dumping laws, economic sanctions, laws and regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. We operate in parts of the world, including Canada and Mexico, that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws has proved challenging historically. We cannot provide absolute assurance that our internal controls and procedures will always prevent reckless or criminal acts by our employees or agents, or that the operations of acquired businesses will have been conducted in accordance with our policies and applicable regulations. If we are found to be liable for violations of these laws (either due to our own acts, out of inadvertence or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, including limitations on our ability to conduct our business, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Any impairment of our goodwill or intangible assets could negatively impact our results of operations and financial condition.

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

Following the Merger (as defined herein), investment funds managed by Clayton, Dubliner and Rice, LLC (“CD&R”) own all of the Company’s outstanding capital stock and have the ability to appoint the members of our Board of Directors. As a result, CD&R has significant influence over our business. The interests of CD&R may differ from those of holders of our outstanding indebtedness in material respects. For example, CD&R may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment, even though such transactions might involve risks to holders of our outstanding indebtedness. CD&R is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. The companies in which CD&R invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, CD&R may determine that the disposition of some or all of their interests in the Company would be beneficial to them at a time when such disposition could be detrimental to the holders of our outstanding indebtedness.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and make payments on our indebtedness.

As of December 31, 2023, we had outstanding principal on long-term debt totaling $3.9 billion.
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

Further, the terms of the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement (each as defined in Note 10 — Long-Term Debt), the 2028 Indenture (as defined below) and the 2029 Indenture (as defined below) provide us and our subsidiaries with the flexibility to incur a substantial amount of additional secured or unsecured indebtedness in the future if we or our subsidiaries are in compliance with certain incurrence ratios set forth therein. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of December 31, 2023, we were able to borrow up to(i) $850.0 million under the ABL Facility (as defined in Note 10 — Long-Term Debt), (ii) $95.0 million under the ABL FILO Facility (as defined in Note 10 — Long-Term Debt) and (iii) $92.0 million under the Cash Flow Revolver (as defined in Note 10 — Long-Term Debt). Borrowings under the ABL Facility, the ABL FILO Facility and the Cash Flow Revolver would be secured.

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

Our indebtedness under the Cash Flow Facilities, the ABL Facilities and the Side Car Term Loan Facility (each as defined in Note 10 — Long-Term Debt) bears interest at variable rates, and our future indebtedness may bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. For example, the Board of Governors of the U.S. Federal Reserve System increased interest rates multiple times in 2023 in response to concerns about inflation, and it may raise interest rates again in the future. As of December 31, 2023, assuming all Cash Flow Revolver and ABL Facilities revolving loans were fully drawn and SOFR exceeded 0.00%, each one percent change in interest rates would result in an approximately $10.4 million change in annual interest expense on the Cash Flow Revolver and the ABL Facilities (excluding the impact of any Company hedging arrangements). The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

In addition, an increase in interest rates would generally lead to a decline in residential and commercial new construction starts and residential repair and remodeling activity, which could adversely affect our business, financial condition and results of operations. See Risk Factor “Our industry is highly sensitive to macroeconomic conditions. Negative economic events including, but not limited to, actual or perceived economic downturns, lower business and consumer confidence, high interest rates, inflation, and lower new construction starts and repair and remodeling activity may materially and adversely affect the outlook for our business, financial condition and results of operations.”

The Cash Flow Facilities, the ABL Facilities and the Side Car Term Loan Facility bear a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity and financial condition.

Borrowings under the Cash Flow Facilities, the ABL Facilities and the Side Car Term Loan Facility bear interest at a rate per annum of either, at our election, (i) term SOFR plus a margin or (ii) an alternative base rate plus a margin. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.

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
Item 1C. Cybersecurity
Risk Management and Strategy

Risk Assessments

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. The Company has integrated cybersecurity risk management into our broader enterprise risk management framework to promote a company-wide culture of cybersecurity risk awareness and management. This integration aims to ensure that cybersecurity considerations are an integral part of our decision-making processes at every level.

We maintain an enterprise risk management program (“ERM”) designed to assess, identify, manage and mitigate material risks, including cybersecurity risk. ERM is a Company-wide initiative that involves both the Board of Directors and the Company’s management. The program is designed to (i) identify and assess risks most critical to the Company’s success including through detailed analysis of the likelihood of occurrence and potential impact of each risk, (ii) assign individual executives the responsibility of managing those risks, and (iii) align those management assignments with appropriate board-level oversight.

Our General Counsel and Assistant General Counsel – Compliance drive the program. The executive leadership team, including our Chief Executive Officer, and the Company’s management team, comprised of department leaders and subject matter experts, are responsible for identifying, assessing managing and mitigating risks. With respect to cybersecurity risk, our legal and compliance team works closely with our IT leaders to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

External experts supplement our internal expertise as necessary. Risks identified as significant risks are communicated to the Board of Directors, who ultimately oversees the program both directly and indirectly through Board Committees, such as the Audit Committee.

Risk management, including risks related to cybersecurity is also incorporated into the review and approval process for our project management organization (“PMO”).

Our cybersecurity risk management program includes enterprise-wise monitoring of cyber activity to identify and analyze potential events that may have an adverse effect or impact on the Company’s assets, systems, resources or reputation. This monitoring is designed to identify both external activity and routine internal activity for behavior that may be unusual or potentially malicious. Depending upon the nature and severity of the risk, cybersecurity monitoring and identification can result in automated processes to immediately block and remove undesired risks, cybersecurity team review and action, or both. The Cybersecurity Incident Response Plan provides a framework for addressing a cyber-crisis, cyber-incident and/or data breach, which could include activating crisis, or business continuity recovery plans, as appropriate. These plans are regularly reviewed and updated by our Chief Information Officer and communicated to appropriate stakeholders.

Third-Party Engagement

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, with the aim of modeling our cybersecurity strategies and processes after industry best practices. Our collaboration with these third parties includes managed services, team augmentation, independent audits, vulnerability management, threat and attack and consultation on security risks enhancements. Some engagements involve point in time activities with end products or reporting while others involve ongoing monitoring and management of risk across the Company.

Third-Party Risk Management

Because we are aware of the risks associated with third-party service providers, such as suppliers, software and cloud-based service providers, and cybersecurity partners, the Company implements processes to oversee and manage these risks. We assess the risks from cybersecurity threats that impact select suppliers and third-party service providers with whom we share personal identifying and confidential information. We require third parties to maintain security controls to protect our confidential information and data and notify us of breaches that may impact our data. Third parties that interact with our information or have access to our systems may have additional security requirements depending on the levels of risk. When new third-party risks are identified, we require those impacted to implement appropriate remediations or controls. Identified risks are documented and tracked along with general ongoing monitoring of third parties external risk posture. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third party service providers.

Learning from Threats/Incidents

During the last year we have not identified cybersecurity threats or challenges that have materially impaired our operations or financial condition. Our monthly baselines for cybersecurity are closely tracked and show a continual improvement and reduction of risk over the last three years. Similarly, incident investigations over the same period have reduced in severity and frequency. These internal metrics are consistent with our third-party risk scorecard subscriptions which similarly show a year-over-year improvement in our risk posture over the last three years. See Risk Factor, “Damage to our computer infrastructure and software systems and issues relating to the incorporation of artificial intelligence (“AI”) solutions into our systems, could harm our business.”

Board Oversight

The Board of Directors has established robust oversight mechanisms designed to ensure effective governance in managing risks associated with cybersecurity threats due to the significance of these threats to our operational integrity. The Board of Directors have delegated to the Audit Committee oversight over cybersecurity risk.

Governance – Conveying Risks to the Board of Directors

The Chief Information Officer (“CIO”) and Chief Financial Officer (“CFO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a quarterly basis at the Audit Committee meetings. These briefings encompass a broad range of topics, including:

•Current cybersecurity landscape and emerging threats
•Status of ongoing cybersecurity initiatives and strategies

•Incident reports and learnings from cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, CIO and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks to ensure that the Board Director’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance for major initiatives. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit Committee or Board of Directors through the Board-approved escalation protocol.

Governance and Management

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Director Cyber Security under the oversight of the Chief Information Officer. With over 20 years in the field of IT and cybersecurity, the Director, Cybersecurity has significant professional experience including senior technical leadership roles along with consulting and management roles at public and private companies in the manufacturing , chemical and oil and gas sectors. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. He holds a masters in science degree from the University of Texas at Austin and professional certifications that include a CISSP and an active U.S. Government security clearance. Our Director Cyber Security oversees our cybersecurity governance programs and leads a team responsible for cybersecurity risk assessment, continuous monitoring for internal and external threats and vulnerabilities, remediation of known risks, and employee cybersecurity training.

Management Oversight

The Director Cyber Security and Chief Information Officer are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Keeping senior management abreast of the cybersecurity posture and potential risks facing the Company is viewed as crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Director Cyber Security leads a team of Cybersecurity Engineers and manages vendor relationships and is responsible for implementation and oversight of processes for monitoring enterprise information systems. These processes include the deployment of advanced cybersecurity platforms which continually assess, remediate and provide regular measures and regular system audits so that identified threats and potential vulnerabilities can be addressed. In the event of a cybersecurity incident, the Director Cyber Security is equipped with our Cybersecurity Incident Response Plan. This plan includes an escalation protocol to ensure Company leaders and the Board of Directors are aware of and can oversee response plans, immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Processes also include escalating potentially material incidents directly to the General Counsel to ensure incidents are reported as required by applicable law and regulation. Both the Board of Directors and the Company’s IT Steering committee, which is comprised of senior executives are kept updated on any material incidents, Cybersecurity initiatives and strategic roadmap.
Item 2. Properties.
Our principal executive office is located in Cary, North Carolina. The following table provides additional information by reportable segment and geography with respect to our properties as of December 31, 2023:

	Manufacturing Facilities			Distribution and Warehouse Facilities
	Owned	Leased	Total	Owned	Leased	Total
Aperture Solutions	8	26	34	—	19	19
Surface Solutions	9	16	25	1	37	38
Shelter Solutions	17	17	34	5	10	15
Total	34	59	93	6	66	72
U.S.	30	56	86	6	45	51
Canada	3	3	6	—	21	21
Mexico	1	—	1	—	—	—
Total	34	59	93	6	66	72

Item 3. Legal Proceedings.
In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the CD&R Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses, and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss.
In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the CD&R Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the CD&R Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorneys’ fees, expenses, and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay the litigation. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss.
As a manufacturer of products primarily for use in residential and commercial building construction, we are inherently exposed to a variety of litigation and other proceedings incidental to its business, including lawsuits involving claims for damages arising out of its products, employment matters, commercial disputes, product liability and personal injury as well as regulatory investigations or enforcement. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable, and recurring in nature. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Based on current information, experience, and applicable law management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of July 25, 2022, the Company’s common stock is no longer publicly traded either on a stock exchange or in the over-the-counter market.
Holders
As of February 23, 2024, there was one holder of the Company’s common stock.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Cornerstone Building Brands is a holding company incorporated in Delaware. The Company is a leading exterior building products manufacturer, by sales, in North America. The Company serves residential and commercial customers across new construction and the repair and remodel end markets. Our mission is to be relentlessly committed to our customers and to create great exterior building solutions that enable communities to grow and thrive. All references herein for the years “2023,” “2022,” and “2021” represent the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
The Company is organized in three reportable segments, which are as follows: Aperture Solutions, Surface Solutions and Shelter Solutions. There was no change in the composition of our reportable segments:
•Through our Aperture Solutions reportable segment, we offer a broad line of windows and doors at multiple price-points for residential new construction and repair and remodel end markets in the United States (“U.S.”) and Canada. Our main products include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite, and fiberglass entry doors.
•Our Surface Solutions reportable segment offers a broad suite of exterior surface solutions products and accessories at multiple price-points for the residential new construction and repair and remodel end markets. Our main products include vinyl siding and accessories, cellular PVC trim, vinyl fencing and railing, stone veneer and gutter protection products, as well as stone installation services.
•In our Shelter Solutions reportable segment, we design, engineer, manufacture and distribute an extensive lines of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. We define low-rise commercial construction as building applications of up to five stories.
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
Significant Business Developments
In addition to the Merger, our significant business development activities in 2022 included the divestiture of our coil coating business in June 2022. Further, we continued to pursue tuck-in acquisitions in 2023. In August 2023, we completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), a manufacturer of high-end steel siding and roofing products, and in December 2023, we completed the acquisition of the Eastern Architectural Systems (“EAS”) business, which manufactures of custom-made aluminum and vinyl impact windows and doors.
Financial Measures
Predecessor and Successor Periods
The Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides an overview of our financial condition as of December 31, 2023 and December 31, 2022 and the results of operations for the period July 25, 2022 through December 31, 2022 (“Successor”) and for periods prior to July 25, 2022 (“Predecessor”). Our Consolidated Statements of (Loss) Income as reported in our Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report on our results for the period from July 25, 2022 through December 31, 2022 separately from the period from January 1, 2022 through July 24, 2022, management views the Company’s operating results for the twelve months ended December 31, 2022 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.
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
Seasonality
Our sales volume is generally higher during our second and third quarters, which is historically the peak season for new construction and repair and remodeling in North America. Seasonal variations in our operational results may be impacted by inclement weather and other conditions. Working capital requirements have generally been greatest during the first half of our fiscal year due to the timing of the buildup of inventory to support the heavier construction season.
Impact of Acquisitions and Divestitures
In our MD&A, the impact of acquisitions and divestitures, when presented, is quantified as the portion of the preceding twelve months post- or pre-transaction where no comparable period is available. Specifically, in our Shelter Solutions reportable segment, we completed the sale of our coil coatings business in June 2022. In our Surface Solutions reportable segment, we completed the acquisition of MAC Metal in August 2023. In our Aperture Solutions reportable segment, we completed the acquisition of EAS in December 2023.

Results of Operations
This section of the Form 10-K includes a comparison of fiscal 2023 to fiscal 2022. A similar discussion and analysis that compares fiscal 2022 to fiscal 2021 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Successor		Predecessor	Combined *
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Net sales	$5,402,434	$2,744,148	$3,736,084	$6,480,232
Gross profit	1,204,992	512,099	806,385	1,318,484
% of net sales	22.3%	18.7%	21.6%	20.3%
Selling, general and administrative expenses	954,718	429,361	562,836	992,197
% of net sales	17.7%	15.6%	15.1%	15.3%
Loss (gain) on divestitures	10,080	921	(401,413)	(400,492)
Gain on legal settlements	—	—	(76,575)	(76,575)
Income from operations	240,194	81,817	721,537	803,354
% of net sales	4.4%	3.0%	19.3%	12.4%
Interest expense	(380,706)	(157,191)	(101,078)	(258,269)
Foreign exchange gain (loss)	6,768	(4,809)	686	(4,123)
(Loss) gain on extinguishment of debt	(184)	474	28,354	28,828
Other income, net	15,013	1,140	101	1,241
(Loss) income before income taxes	(118,915)	(78,569)	649,600	571,031
Income tax (benefit) expense	(43,390)	(15,073)	165,814	150,741
Net (loss) income	$(75,525)	$(63,496)	$483,786	$420,290
Non-GAAP financial measure – Adjusted EBITDA*	$745,413	$321,089	$478,297	$799,386
% of net sales	13.8%	11.7%	12.8%	12.3%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the year ended December 31, 2023 decreased $1,077.8 million, or 16.6%, compared to the year ended December 31, 2022, mainly due to lower volume across all reportable segments, partially offset by the strategic acquisition of MAC Metal in August 2023 and the strategic divestiture of our coil coatings business during June 2022.
Gross profit as a percentage of net sales was 22.3% for the year ended December 31, 2023 compared to 20.3% for the year ended December 31, 2022, primarily due to favorable product mix, price net of inflation and manufacturing net efficiencies.
Selling, general and administrative expenses decreased $37.5 million, or 3.8%, for the year ended December 31, 2023. The prior year included Merger related transaction costs and related employee compensation expenses. These costs were partially offset by an increase in depreciation and amortization in 2023 resulting from the update in the fair market value of property, plant and equipment and intangible assets acquired, shortened useful lives and a higher depreciable base as a result of the Merger.
Loss (gain) on divestitures mainly consists of a net gain recognized in connection with the strategic divestiture of our coil coatings business, with the original gain recognized in June 2022 of $394.2 million, offset by $10 million expense during 2023 resulting from a settlement to finalize working capital.
Gain on legal settlements includes a gain recognized in March 2022 of 76.6 million related to a stockholder litigation settlement.

Interest expense increased by $122.4 million, or 47.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The following table sets forth the components of interest expense:

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Interest on outstanding borrowings	$333,950	$123,378	$76,451	$199,829
Cash impact of interest rate swaps	(44,957)	(5,388)	4,330	(1,058)
Amortization of interest rate swap fair value(1)	11,980	4,564	—	4,564
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	79,836	34,433	3,696	38,129
De-designation of interest rate swaps	—	—	16,256	16,256
Other	(103)	204	345	549
Total interest expense	$380,706	$157,191	$101,078	$258,269
* Refer to Non-GAAP Financial Measures for further discussion.
(1) The fair value adjustments were made in connection with the Merger transaction in July 2022.
Foreign exchange gain (loss) for the year ended December 31, 2023 related to the remeasurement of foreign denominated intercompany loans at current exchange rates that prior to July 25, 2022 was deferred in accumulated other comprehensive (loss) income.
(Loss) gain on extinguishment of debt includes a loss totaling $0.2 million, which included the write-off of associated unamortized debt discount and deferred financing costs in the amount of $13.1 million, related to the repurchase of $46.8 million aggregate principal of its 6.125% senior notes in 2023. The loss of $28.8 million at December 31, 2022 related to the redemption of $134.5 million aggregate principal of its 6.125% senior notes in 2022.
Income tax (benefit) expense effective tax rate was 36.5% in 2023 and 26.4% in 2022 and increased mainly due to the Merger transaction and internal restructuring.
Reportable Segment Results of Operations
The following table sets forth the results of operations for our reportable segments:

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Net sales
Aperture Solutions	$2,476,870	$1,246,411	$1,643,619	$2,890,030
Surface Solutions	1,264,173	592,449	839,130	1,431,579
Shelter Solutions	1,661,391	905,288	1,253,335	2,158,623
Total net sales	$5,402,434	$2,744,148	$3,736,084	$6,480,232

Adjusted segment EBITDA
Aperture Solutions	$336,095	$149,433	$202,682	$352,115
Surface Solutions	224,561	57,331	143,880	201,211
Shelter Solutions	322,874	177,537	209,156	386,693
Corporate and Other	(230,739)	(172,331)	331,996	159,665
Depreciation and amortization	(412,597)	(130,153)	(166,177)	(296,330)
Income from operations	$240,194	$81,817	$721,537	$803,354
* Refer to Non-GAAP Financial Measures for further discussion.

Aperture Solutions
The following table sets forth the results of operations for the Aperture Solutions reportable segment:

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Net sales	$2,476,870	$1,246,411	$1,643,619	$2,890,030
Adjusted reportable segment EBITDA*	$336,095	$149,433	$202,682	$352,115
% of net sales	13.6%	12.0%	12.3%	12.2%
Depreciation and amortization	$179,611	$64,348	$79,816	$144,164
* Refer to Non-GAAP Financial Measures for further discussion
Net sales for the year ended December 31, 2023 decreased $413.2 million, or 14.3%, compared to the year ended December 31, 2022 mainly driven by lower volumes, partially offset by favorable price and product mix.
Adjusted reportable segment EBITDA for the year ended December 31, 2023 decreased $16.0 million compared to the year ended December 31, 2022 mainly due to lower volume, partially offset by favorable price net of inflation, product mix and manufacturing net efficiencies.
Surface Solutions
The following table sets forth the results of operations for the Surface Solutions reportable segment:

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Net sales	$1,264,173	$592,449	$839,130	$1,431,579
Adjusted reportable segment EBITDA*	$224,561	$57,331	$143,880	$201,211
% of net sales	17.8%	9.7%	17.1%	14.1%
Depreciation and amortization	$88,597	$52,621	$65,225	$117,846
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the year ended December 31, 2023 decreased $167.4 million, or 11.7%, compared to the year ended December 31, 2022 mainly driven by lower volumes and changes in price from movement in input costs, partially offset by the acquisition of MAC Metal during August 2023.
Adjusted reportable segment EBITDA for the year ended December 31, 2023 increased $23.4 million, compared to the year ended December 31, 2022 mainly due the net impact of price, mix and movement in input costs and the acquisition of MAC Metal during August 2023, partially offset by lower volumes.

Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Net sales	$1,661,391	$905,288	$1,253,335	$2,158,623
Adjusted reportable segment EBITDA*	$322,874	$177,537	$209,156	$386,693
% of net sales	19.4%	19.6%	16.7%	17.9%
Depreciation and amortization	$139,481	$10,291	$18,016	$28,307
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for the year ended December 31, 2023 decreased $497.2 million, or 23.0%, compared to the year ended December 31, 2022 mainly driven by lower volumes and changes in price from movement in input costs.
Adjusted reportable segment EBITDA for the year ended December 31, 2023 decreased $63.8 million, compared to the year ended December 31, 2022 mainly due to lower volume and the impact of the strategic divestitures of our coil coatings business in June 2022, partially offset by the net impact of price, mix and movement in input costs.
Corporate and Other
The following table sets forth Corporate and Other:

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Corporate costs	$138,117	$63,212	$77,421	$140,633
Strategic development and acquisition related costs	25,042	8,116	49,560	57,676
Asset impairments	—	—	368	368
Acquired inventory step-up amortization	—	66,400	1,238	67,638
Loss (gain) on divestitures	10,080	921	(401,413)	(400,492)
Gain on legal settlements	—	—	(76,575)	(76,575)
Long-term incentive plan compensation	24,855	24,248	17,099	41,347
Facility closure charges and employee separation	23,068	8,953	92	9,045
Other	9,577	481	214	695
Total Corporate and Other	$230,739	$172,331	$(331,996)	$(159,665)
* Refer to Non-GAAP Financial Measures for further discussion.
Corporate costs for the year ended December 31, 2023 decreased $2.5 million mainly due to higher variable compensation and personnel costs.

Depreciation and Amortization

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Depreciation:
Cost of sales	$192,130	$38,882	$6,356	$45,238
Selling, general and administrative expenses	49,160	5,837	50,370	56,207
Total depreciation	241,290	44,719	56,726	101,445

Amortization - Selling, general and administrative expenses	171,307	85,434	109,451	194,885
Total depreciation and amortization	$412,597	$130,153	$166,177	$296,330
* Refer to Non-GAAP Financial Measures for further discussion.
Depreciation and amortization increased by $116.3 million for the year ended December 31, 2023, mainly due to the recording of measurement period adjustments on the estimated fair value elements, as well as shortened useful lives and a higher depreciable base as a result of the Merger. The measurement period adjustments had been made as of the date of the Merger, including a cumulative catch-up to depreciation and amortization expense of $65.2 million in cost of sales and $1.3 million in selling, general and administrative expenses recorded during the three months ended July 1, 2023 resulting from the update in the fair market value of property, plant and equipment and intangible assets.
Non-GAAP Financial Measures
We use several measures derived from consolidated financial information, but not presented in our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”). These measures are considered non-GAAP financial measures. Specifically, in this report, we refer to adjusted EBITDA, which is a non-GAAP financial measure. Our non-GAAP financial measure is not intended to replace the presentation of the comparable measure under U.S. GAAP. However, we believe the presentation of the non-GAAP financial measure, when considered together with the comparable U.S. GAAP financial measure, along with a reconciliation to its respective U.S. GAAP financial measure, assists investors in understanding the factors and trends affecting our underlying business that could not be obtained absent these disclosures. Additionally, we believe that the presentation of our non-GAAP financial measure enables investors to evaluate trends in the business excluding certain items which are not entirely a result of our base operations.
Furthermore, the presentation of this non-GAAP financial measure supplements other metrics we use to internally evaluate our business and facilitates the comparison of past and present operations. The non-GAAP financial measure we use may differ from non-GAAP financial measures used by other companies, and other companies may not define non-GAAP financial measures we use in the same way.

Reconciliation of Net (Loss) Income to Adjusted EBITDA
The following table presents the reconciliation of net (loss) income to Adjusted EBITDA:

	Successor		Predecessor	Combined *
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Net (loss) income	$(75,525)	$(63,496)	$483,786	$420,290
Interest expense	380,706	157,191	101,078	258,269
Foreign exchange (gain) loss	(6,768)	4,809	(686)	4,123
Loss (gain) on extinguishment of debt	184	(474)	(28,354)	(28,828)
Other income, net	(15,013)	(1,140)	(101)	(1,241)
Income tax (benefit) expense	(43,390)	(15,073)	165,814	150,741
Income from operations	240,194	81,817	721,537	803,354
Depreciation and amortization	412,597	130,153	166,177	296,330
Strategic development and acquisition related costs	25,042	8,116	49,560	57,676
Acquired inventory step-up amortization	—	66,400	1,238	67,638
Loss (gain) on divestitures	10,080	921	(401,413)	(400,492)
Gain on legal settlements	—	—	(76,575)	(76,575)
Long-term incentive plan compensation	24,855	24,248	17,099	41,347
Facility closure charges and employee separation	23,068	8,953	92	9,045
Other	9,577	481	582	1,063
Adjusted EBITDA(1)	$745,413	$321,089	$478,297	$799,386
*Refer to Non-GAAP Financial Measures for further discussion.
(1)The above periods, to the extent applicable, include the operations of acquisitions and exclude the operations of divestitures as noted in the “Impact of Acquisitions and Divestitures” section.
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

The following table sets forth our total net liquidity position as of December 31, 2023:

(Amounts in thousands)	Amount
Cash and cash equivalents	$468,877
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility(1)	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	—
Letters of credit outstanding and priority payables(2)	47,000
Net credit facility	990,000
Net liquidity	$1,458,877
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
(2)    As of December 31, 2023, we had standby letters of credit serving as a collateral for insurance carriers in the amount of $36.4 million.
Cash Flows

	Successor		Predecessor	Combined*
(Amounts in thousands)	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2022
Net cash flows from operating activities	$400,184	$177,299	$331,067	$508,366
Net cash flows from investing activities	$(421,869)	$(85,638)	$456,357	$370,719
Net cash flows from financing activities	$(62,885)	$(627,941)	$(94,087)	$(722,028)
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
During the year ended December 31, 2023, the Company generated strong cash flow from operations of $400.2 million, decrease from the $508.4 million provided by operations in the prior year. Lower cash flows from our business operations on lower earnings, increased interest paid on higher long-term debt, payments made to satisfy incentive plan payouts and $76.6 million received in 2022 on the shareholder legal settlement, were offset by lower current income taxes.
Net Cash from Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash used in investing activities was $421.9 million during the year ended December 31, 2023 compared to $370.7 million provided by investing activities during the year ended December 31, 2022. Net cash used in investing activities during the year ended December 31, 2023 is primarily due to $218.5 million paid towards acquisitions, $193.9 million in capital expenditures and a final working capital adjustment from the divestiture of the coil coatings business of $10.1 million. Net cash used in investing activities during the year ended December 31, 2022, is primarily due to the receipt of $500.0 million from the divestiture of the coil coatings business, partially offset by $162.9 million of capital expenditures.

Net Cash from Financing Activities
Our main uses of cash for financing activities include activity to consummate the merger, repurchases and payments on long-term debt, distributions to owners and payments for financing fees. Our main sources of cash from financing activities include the proceeds from issuances of debt and contributions from owners.
Net cash used in financing activities was $62.9 million during the year ended December 31, 2023 compared to $722.0 million used in financing activities during the year ended December 31, 2022. The $659.1 million decrease is mainly driven by significant activity associated with the Merger during the year ended December 31, 2022, which included the purchase of publically held shares totaling $1.6 billion, the issuance of $710.0 million in aggregate principal amount of 8.75% Senior Secured Notes, a $300.0 million Side Car Term Loan Facility, the payment of $84.7 million of financing costs and the receipt of $95.2 million in net contributions.
In January 2024, the Board of Directors paid a dividend on our common stock in the aggregate amount of $231.6 million, which was received by our direct parent, Camelot Parent, and further distributed to Camelot Return Parent, an indirect parent of the Company. Camelot Return Parent used the funds received to redeem all 1,950,000 preferred units of Camelot Return Parent held by CD&R Pisces Holdings, L.P.
Contractual and Off Balance Sheet Obligations
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. As of December 31, 2023, the Company had total future lease payments of $525.1 million, with $96.4 million payable within 12 months. See Note 9 — Leases in the Notes to the Consolidated Financial Statements for additional information. We have certain long-term debt instruments outstanding. As of December 31, 2023, the Company had total future payments of $3.9 billion, with $29.0 million payable within 12 months. See Note 10 — Long-Term Debt in the Notes to the Consolidated Financial Statements for additional information.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and net sales and expenses reported for the relevant reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements. While our estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
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
The Company has $1,681.8 million of goodwill as of December 31, 2023, of which $771.1 million pertains to our Aperture Solutions reportable segment, $708.4 million pertains to our Surface Solutions reportable segment, and $202.2 million pertains to our Shelter Solutions reportable segment. We perform an annual impairment assessment of goodwill in the fourth quarter. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends.

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
We completed our annual goodwill impairment test in the fourth quarter of 2023 using the qualitative assessment for each of our reporting units and concluded that goodwill was not impaired.
Product Warranties
The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. As of December 31, 2023, the Company’s product warranty liability was $194.2 million. The Company’s warranty liabilities are undiscounted and adjusted for inflation based on third party actuarial estimates. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the Company periodically adjusts these provisions to reflect actual experience. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. Separately, upon the sale of a weathertightness warranty in the Shelter Solutions reportable segment, the Company records the resulting revenue as deferred revenue, which is included in other accrued expenses and other long-term liabilities on the Consolidated Balance Sheets depending on when the revenues are expected to be recognized.
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
As of December 31, 2023, the $15.1 million net operating loss carryforward included $11.6 million for U.S federal losses, $2.7 million for U.S. state losses and $0.8 million for foreign losses. The state net operating loss carryforwards began to expire in 2023, if unused, and the federal and foreign loss carryforwards will begin to expire in 2029, if unused. There are limitations on the utilization of certain net operating losses.

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
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our revolving credit facilities and term loans facilities. The following table sets forth the annual impact of a quarter point increase or decrease in interest rates on these facilities assuming the revolving credit facilities are fully drawn:

(Amounts in thousands)	December 31, 2023	One-quarter Percent Impact on Interest Rates
Revolving credit facilities balances assuming they are fully drawn:
Asset-based lending facility	$850,000	$2,125
Cash flow revolving facility	92,000	230
First-in-last-out tranche asset-based lending facility	95,000	238
Term loan facilities outstanding balances:
Term loan facility, due April 2028	2,528,500	6,321
Term loan facility, due August 2028	297,000	743
Total	$3,862,500	$9,657
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
Foreign Currency Exchange Rates
The functional currency for our Canadian operations is the Canadian dollar (“CAD”). Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar (“USD”) equivalents are reported separately in accumulated other comprehensive (loss) income on the Consolidated Statements of Equity. The net foreign currency gains (losses) included in net (loss) income in the Consolidated Statements of (Loss) Income was a gain of $6.8 million for the year ended December 31, 2023, a loss of $4.8 million for the period from July 25, 2022 through December 31, 2022 and a gain of $0.7 million for the period from January 1, 2022 through July 24, 2022. Net foreign currency translation adjustments included in Consolidated Statements of Comprehensive (Loss) Income were a gain of $2.8 million for the year ended December 31, 2023, a loss of $6.8 million for the period from July 25, 2022 through December 31, 2022 and a loss of $1.4 million for the period from January 1, 2022 through July 24, 2022.
We have entered into foreign currency forward contracts with a financial institution to hedge primarily inventory purchases in Canada. At December 31, 2023, we have a total notional amount of $60.0 million hedged at fixed USD:CAD rates ranging from 1.34 to 1.37 with value dates through December 2024. In the future, we may enter into additional foreign currency hedging contracts, to further mitigate the exposure risk of currency fluctuation against the CAD.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cornerstone Building Brands, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cornerstone Building Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, equity, and cash flows for the year ended December 31, 2023 (“Successor”), the periods from July 25, 2022 through December 31, 2022 (“Successor”), January 1, 2022 through July 24, 2022 (“Predecessor”), and the year ended December 31, 2021 (“Predecessor”) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (“Successor”) and December 31, 2022 (“Successor”), and the results of its operations and its cash flows for the year ended December 31, 2023 (“Successor”), the periods from July 25, 2022 through December 31, 2022 (“Successor”), January 1, 2022 through July 24, 2022 (“Predecessor”), and the year ended December 31, 2021 (“Predecessor”) in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and in accordance with auditing standards generally accepted in the United States of America, the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2024 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the “PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of acquired customer relationships
As described further in Notes 1 and 3 to the consolidated financial statements, on July 25, 2022 the Company entered into a merger agreement by and among the Company, Camelot Parent and Merger Sub. As a result of this merger, CD&R became indirect owners of all issued and outstanding stock of Cornerstone Building Brands and the Company became a privately held company with its shares no longer traded on the New York Stock Exchange. This merger transaction was accounted for as a business combination and the valuation of certain assets such as the customer relationships intangible asset was completed in 2023. We identified the valuation of the customer relationships intangible asset in connection with accounting for the business combination as a critical audit matter.

The principal considerations for our determination that the valuation of the customer relationships intangible asset for each reporting unit as of the July 25, 2022 business combination date is a critical audit matter are the specialized skills necessary to evaluate the Company’s valuation and judgments required to assess the underlying assumptions made by the Company. Key estimates include: weighted average cost of capital, discount rates, customer attrition rates, projected revenue growth rates and projected EBITDA margins.
Our audit procedures related to the valuation included the following, among others.
•We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s relevant controls to determine the fair value of the customer relationship intangible assets for each reporting unit, including the Company’s controls over the selection and review of the appropriateness of the weighted average cost of capital, discount rates, customer attrition rates, projected revenue growth rates and projected EBITDA margins used in determining fair value.
•We utilized an internal valuation specialist to evaluate:
◦the methodologies used and whether they were acceptable for the customer relationship intangible assets and applied correctly by performing independent calculations,
◦the reasonableness of the discount rates by recalculating the weighted average cost of capital,
◦the reasonableness of the customer attrition rates considering the historical information used in developing management’s estimate, and
◦the qualifications of the third-party valuation firm engaged by the Company based on their credentials and experience.
•We evaluated the reasonableness of the projected revenue growth rates and projected EBITDA margins by comparing the projections to historical results and publicly available industry information.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Raleigh, North Carolina
February 23, 2024

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Net sales	$5,402,434	$2,744,148	$3,736,084	$5,583,137
Cost of sales	4,197,442	2,232,049	2,929,699	4,384,062
Gross profit	1,204,992	512,099	806,385	1,199,075
Selling, general and administrative expenses	954,718	429,361	562,836	893,082
Loss (gain) on divestitures	10,080	921	(401,413)	(831,252)
Gain on legal settlements	—	—	(76,575)	—
Income from operations	240,194	81,817	721,537	1,137,245
Interest expense	(380,706)	(157,191)	(101,078)	(191,301)
Foreign exchange gain (loss)	6,768	(4,809)	686	(3,749)
(Loss) gain on extinguishment of debt	(184)	474	28,354	(42,234)
Other income, net	15,013	1,140	101	1,866
(Loss) income before income taxes	(118,915)	(78,569)	649,600	901,827
Income tax (benefit) expense	(43,390)	(15,073)	165,814	235,968
Net (loss) income	(75,525)	(63,496)	483,786	665,859
Net loss allocated to participating securities	—	—	(3,575)	(7,815)
Net (loss) income applicable to common shares	$(75,525)	$(63,496)	$480,211	$658,044

Income per common share:
Basic			$3.77	$5.22
Diluted			$3.73	$5.19

Weighted average number of common shares outstanding:
Basic			127,316	126,058
Diluted			128,894	126,795
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Net (loss) income	$(75,525)	$(63,496)	$483,786	$665,859
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(2,764)	(6,789)	(1,367)	6,594
Unrealized (loss) gain on derivative instruments, net of income tax of $4,314, $(14,837), $(16,432), and $(12,063), respectively	(14,362)	40,962	62,462	14,054
Amount reclassified from Accumulated other comprehensive (loss) income into earnings	—	—	16,258	21,164
Unrecognized actuarial gains on pension obligation, net of income tax of $39, $58, $—, and $(3,195), respectively	484	336	—	4,093
Changes in retirement related benefit plans	—	—	(1,122)	—
Other comprehensive (loss) income	(16,642)	34,509	76,231	45,905
Comprehensive (loss) income	$(92,167)	$(28,987)	$560,017	$711,764
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	Successor
	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$468,877	$553,551
Accounts receivable, net	596,621	665,936
Inventories	496,839	551,828
Other current assets	73,987	125,306
Total current assets	1,636,324	1,896,621
Property, plant and equipment, net	889,103	618,064
Lease right-of-use assets	365,292	365,552
Goodwill	1,681,764	1,688,548
Intangible assets, net	2,286,068	2,519,023
Other assets, net	74,790	105,842
Total assets	$6,933,341	$7,193,650
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Current portion of lease liabilities	64,711	61,899
Accounts payable	255,227	288,938
Accrued income and other taxes	57,058	21,867
Employee-related liabilities	113,081	184,187
Rebates, warranties and other customer-related liabilities	151,990	157,752
Other current liabilities	129,327	149,596
Total current liabilities	800,394	893,239
Long-term debt	3,382,550	3,366,588
Long-term lease liabilities	287,304	302,339
Deferred income tax liabilities	556,935	653,745
Other long-term liabilities	261,288	248,794
Total liabilities	5,288,471	5,464,705

Commitments and contingencies (Note 17)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2023; 1,000 shares authorized, 1,000 issued and 1,000 shares outstanding at December 31, 2022	—	—
Additional paid-in capital	1,766,024	1,757,932
Accumulated deficit	(139,021)	(63,496)
Accumulated other comprehensive income	17,867	34,509
Total equity	1,644,870	1,728,945
Total liabilities and equity	$6,933,341	$7,193,650
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
December 31, 2020 (Predecessor)	125,425,931	$1,255	$1,257,262	$(764,685)	$(51,517)	(25,332)	$(510)	$441,805
Treasury stock purchases	—	—	—	—	—	(612,011)	(9,685)	(9,685)
Retirement of treasury shares	(612,011)	(6)	(9,679)	—	—	612,011	9,685	—
Issuance of restricted stock	1,861,991	18	(18)	—	—	—	—	—
Issuance of common stock for the Ply Gem merger	15,220	—	185	—	—	—	—	185
Stock options exercised	300,976	3	3,264	—	—	—	—	3,267
Other comprehensive income	—	—	—	—	45,905	—	—	45,905
Deferred compensation obligation	—	—	(86)	—	—	4,261	86	—
Share-based compensation	—	—	29,003	—	—	—	—	29,003
Net income	—	—	—	665,859	—	—	—	665,859
December 31, 2021 (Predecessor)	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(192,773)	(4,627)	(4,627)
Retirement of treasury shares	(192,773)	(2)	(4,625)	—	—	192,773	4,627	—
Issuance of restricted stock	611,178	6	(6)	—	—	—	—	—
Stock options exercised	133,529	1	1,420	—	—	—	—	1,421
Other comprehensive income	—	—	—	—	76,231	—	—	76,231
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	17,099	—	—	—	—	17,099
Net income	—	—	—	483,786	—	—	—	483,786
July 24, 2022 (Predecessor)	127,544,041	$1,275	$1,293,395	$384,960	$70,619	—	$—	$1,750,249

Pushdown fair value adjustments	—	—	1,978,011	(384,960)	(70,619)	—	—	1,522,432
Payments to public stockholders	(65,413,135)	(654)	(1,611,780)	—	—	—	—	(1,612,434)
Recapitalization of outstanding common shares	(62,129,906)	(621)	621	—	—	—	—	—
Contributions from parent	—	—	95,194	—	—	—	—	95,194
July 25, 2022 (Successor)	1,000	$—	$1,755,441	$—	$—	—	$—	$1,755,441
Other comprehensive income	—	—	—	—	34,509	—	—	34,509
Share-based compensation	—	—	2,323	—	—	—	—	2,323
Other	—	—	168	—	—	—	—	168
Net loss	—	—	—	(63,496)	—	—	—	(63,496)
December 31, 2022 (Successor)	1,000	$—	$1,757,932	$(63,496)	$34,509	—	$—	$1,728,945
Other comprehensive loss	—	—	—	—	(16,642)	—	—	(16,642)
Share-based compensation	—	—	8,262	—	—	—	—	8,262
Other	—	—	(170)	—	—	—	—	(170)
Net loss	—	—	—	(75,525)	—	—	—	(75,525)
December 31, 2023 (Successor)	1,000	$—	$1,766,024	$(139,021)	$17,867	—	$—	$1,644,870
See accompanying notes to the consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(75,525)	$(63,496)	$483,786	$665,859
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	412,597	130,153	166,177	292,901
Amortization of debt issuance costs, debt discount and fair values	91,816	38,997	19,952	28,722
Share-based compensation expense	8,262	2,323	17,099	29,003
Non-cash lease expense	6,346	—	—	3,305
Loss (gain) on extinguishment of debt	184	(474)	(28,354)	42,234
Unrealized (gain) loss on foreign currency exchange rates	(2,200)	6,970	—	—
Asset impairments	—	—	368	22,210
Loss (gain) on divestitures	10,080	921	(401,413)	(831,252)
Loss (gain) on sale of assets	328	398	(2,670)	—
Amortization of inventory and other fair value step-ups	—	66,400	1,238	—
Provision for credit losses	8,195	2,053	3,811	3,604
Deferred income taxes	(133,752)	(36,956)	(26,686)	(59,510)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	73,476	92,590	(101,937)	(156,066)
Inventories	70,347	149,748	(12,956)	(311,242)
Income taxes	14,781	(44,867)	14,116	24,865
Prepaid expenses and other	25,849	26,052	31,367	(52,756)
Accounts payable	(40,489)	(40,102)	44,446	72,260
Accrued expenses	(64,605)	(114,098)	121,871	36,944
Other, net	(5,506)	(37,565)	852	(22,956)
Net cash provided by (used in) operating activities	400,184	179,047	331,067	(211,875)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(218,450)	—	4,252	(528,250)
Capital expenditures	(193,935)	(98,008)	(64,848)	(114,715)
Proceeds from divestitures, net of cash divested	(10,080)	—	510,883	1,187,307
Proceeds from sale of property, plant and equipment	596	12,370	6,070	5,124
Net cash (used in) provided by investing activities	(421,869)	(85,638)	456,357	549,466
Cash flows from financing activities:
Proceeds from credit facilities	—	—	—	190,000
Payments on credit facilities	—	—	—	(190,000)
Proceeds from term loans	—	300,000	—	108,438
Payments on term loans	(29,000)	(13,000)	(13,000)	(25,905)
Payments to public stockholders	—	(1,612,434)	—	—
Proceeds from senior notes	—	710,000	—	—
Repurchases of senior notes	(33,885)	(23,180)	(70,560)	(670,800)
Payments of financing costs	—	(84,686)	—	(13,187)
Contributions from Parent, net	—	95,194	—	—
Payments on derivative financing obligations	—	—	(7,321)	(9,377)
Other	—	165	(3,206)	(6,418)
Net cash (used in) provided by financing activities	(62,885)	(627,941)	(94,087)	(617,249)
Effect of exchange rate changes on cash and cash equivalents	(104)	304	(5)	(150)
Net (decrease) increase in cash and cash equivalents	(84,674)	(534,228)	693,332	(279,808)
Cash and cash equivalents at beginning of period	553,551	1,087,779	394,447	674,255
Cash and cash equivalents at end of period	$468,877	$553,551	$1,087,779	$394,447
See accompanying notes to the consolidated financial statements.

 CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in Delaware. The Company is a leading exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized in three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions.

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
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying Consolidated Financial Statements include the accounts and operations of the Company and its majority-owned subsidiaries and all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows. All intercompany accounts and transactions have been eliminated in consolidation. Through application of pushdown accounting, the Company’s Consolidated Financial Statements are presented as Predecessor for periods prior to the Merger and Successor for subsequent periods. The Company has reclassified certain amounts in prior years’ Consolidated Statement of Cash Flows to conform to the current year’s presentation. All references herein for the years “2023,” “2022,” and “2021” represent the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

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

The impacts of correcting the Company’s Consolidated Statement of Cash Flow are as follows:

	January 1, 2022 through July 24, 2022
Consolidated Statement of Cash Flow	As Reported	Adjustment	Revised
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures — Accounts payable	$64,044	(19,598)	$44,446
Net cash provided by operating activities	$350,665	(19,598)	$331,067
Net increase in cash, cash equivalents and restricted cash	$712,930	(19,598)	$693,332
Cash and cash equivalents at end of period	$1,109,588	(21,809)	$1,087,779
Note 2 — Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for obsolete inventory; the impairment of goodwill and intangible assets; establishing useful lives for and evaluating the recovery of long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; determining the fair value of contingent considerations, accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties and accounting for income taxes. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.
Cash, Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking, money market funds with maturities of less than three months and other bank accounts.
The following table sets forth the components of cash and cash equivalents:

	Successor
	December 31, 2023	December 31, 2022
Cash	$228,975	$553,551
Money market funds (Level 1 securities)	239,902	—
Total cash and cash equivalents	$468,877	$553,551
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

The following table sets forth the changes in the allowance for credit losses:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Beginning balance(1)	$2,053	$—	$11,299	$13,313
Provision for expected credit losses	8,195	2,053	3,811	3,604
Amounts charged against allowance for credit losses, net of recoveries	(1,595)	—	307	(1,729)
Allowance for credit losses of acquired company at date of acquisition	972	—	442	269
Divestitures	—	—	(80)	(4,158)
Ending balance	$9,625	$2,053	$15,779	$11,299
(1)In connection with the Merger, the beginning balance for Successor period reflects acquisition-related adjustments of $15.8 million.
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including, but not limited to, property, plant and equipment and finite-lived intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected within other operating costs on the Consolidated Statements of (Loss) Income. The Company recorded impairments relating to its long-lived assets of $— million for 2023, $— million for the period from July 25, 2022 through December 31, 2022, $0.4 million for the period from January 1, 2022 through July 24, 2022, and $22.2 million for 2021.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually and completes its annual review in the fourth quarter. When evaluating goodwill for impairment, the Company estimates the fair value of its reporting units. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The determination of fair value incorporates significant unobservable inputs. The Company records goodwill adjustments for changes to the purchase price allocation prior to the end of the measurement period, which is not to exceed one year from the acquisition date. The Company did not recognize any impairments of goodwill for any of the periods presented.
We have five operating segments, defined as “U.S. Aperture Solutions,” “Canadian Aperture Solutions,” “U.S. Surface Solutions,” “Canadian Surface Solutions,” and “Shelter Solutions.” As each operating segment represents a reporting unit, goodwill is assigned to each reporting unit.
Product Warranties
The Company offers a number of warranties associated with the products it sells. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience, expectations regarding future costs to be incurred and information provided by third party actuarial estimates. Warranty costs are included within cost of goods sold.
Leases
The Company has leases for certain manufacturing sites; warehouse and distribution locations; offices; and vehicles and equipment. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of which are real estate agreements in which future increases in rent are based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company accounts for lease and non-lease components as a single lease component. The Company has elected to exclude leases with an initial term of 12 months or less from the Consolidated Balance Sheets and recognizes related lease payments in the Consolidated Statements of (Loss) Income on a straight-line basis over the lease term.
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

The Company’s net sales are adjusted for variable consideration, which includes customer volume rebates, prompt payment discounts, customer returns and other incentive programs. The Company measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Measurement of variable consideration is reviewed by management periodically and net sales are adjusted accordingly. The Company does not have significant financing components. The Company recognizes installation revenue, mainly within the stone veneer business, over the period for which the stone is installed, which is typically a very short duration.
Shipping and handling activities billed to customers are treated as fulfillment costs. Shipping and handling activities performed before a customer obtains control of the product are not treated as a separate performance obligation and are included in net sales at the same point in time the related product revenue is recognized, while shipping and handling costs are expenses as incurred and recorded within in cost of sales in the Company’s Consolidated Statements of (Loss) Income.

A portion of the Company’s net sales, exclusively within the Shelter Solutions reportable segment, includes multiple-element revenue arrangements due to multiple deliverables. Each deliverable is generally determined based on customer-specific manufacturing and delivery requirements. Because the separate deliverables have value to the customer on a stand-alone basis, they are typically considered separate units of accounting. A portion of the entire job order value is allocated to each unit of accounting. Revenue allocated to each deliverable is recognized upon shipment. The Company uses estimated selling price based on underlying cost plus a reasonable margin to determine how to separate multiple-element revenue arrangements into separate units of accounting, and how to allocate the arrangement consideration among those separate units of accounting. The Company determines estimated selling price based on normal pricing and discounting practices.
For 2023, one customer accounted for 13.4% of the Company’s net sales. The sales attributed to this customer are included in all three of the Company’s reportable segments.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $15.9 million for 2023, $11.3 million for the period from July 25, 2022 through December 31, 2022, $11.1 million for the period from January 1, 2022 through July 24, 2022 and $16.9 million for 2021. These costs are included in selling, general and administrative expenses on the Consolidated Statements of (Loss) Income.
Share-Based Compensation
Share-based compensation expense, measured as the fair value of an award on the date of grant. For time-based awards, expense is recorded over the requisite service or performance period. For awards with performance conditions, the amount of share-based compensation expense recognized is based upon the probable outcome of the performance conditions, as determined by the Company. The Company accounts for forfeitures of outstanding but unvested awards in the period they occur.
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

Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value as of December 31, 2023 and 2022 given the instruments relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs. U.S. GAAP requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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
Foreign Currency Remeasurement and Translation
Gains (losses) arising from transactions denominated in a currency other the functional currency of the entity that is party to the transaction are included in net (loss) income on the Company’s Consolidated Statements of (Loss) Income, including the remeasurement of foreign denominated intercompany loans at current exchange rates.
The Company’s reporting currency is the United States (“U.S.”) dollar while the functional currency of the Company’s significant non-U.S. subsidiaries is the Canadian Dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income (loss) in equity.
Contingencies
The Company’s contingent liabilities are related primarily to litigation and environmental matters and are based upon assumptions and estimates regarding the probable outcome of the matter. The Company records the probability by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). The Company records loss contingencies and unasserted claims when it believes a loss is probable and the amount of the loss can be reasonably estimated. The ultimate losses incurred upon final resolution of loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in the Consolidated Statements of (Loss) Income in the period in which such changes occur.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. The amendments in these ASUs are elective, apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, that deferred the sunset date of Topic 848 to December 2024, after which entities will no longer be permitted to apply the relief in Topic 848. During the second quarter of 2023, as the Company transitioned from LIBOR to alternative reference rates, the Company adopted Topic 848 which did not have a material impact on its Condensed Consolidated Financial Statements or accompanying notes.
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
Note 3 — Mergers, Acquisitions and Divestitures
CD&R Merger Transaction
On July 25, 2022 , Merger Sub merged with and into the Company, with the Company surviving the merger as a subsidiary of Camelot Parent. CD&R previously held 61.9 million shares of the Company immediately prior to the Merger. As a result of the Merger, CD&R became the indirect owners of all of the issued and outstanding shares of Company common stock that CD&R did not already own.

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
During July 2023, the Company completed measurement period adjustments, which were mainly composed of a $291.5 million increase to property, plant and equipment and a $174.7 million decrease to intangible assets. The effect of measurement period adjustments on the estimated fair value elements were reflected as if the adjustments had been made as of the date of the Merger, including a $66.5 million cumulative catch-up to depreciation and amortization expense recorded during the three months ended July 1, 2023 resulting from the update in the fair market value of property, plant and equipment and intangible assets. The table below presents the Consolidated Statements of (Loss) Income line items impacted by the aforementioned adjustments for previously reported periods.

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
Unaudited Pro Forma Financial Information
Had the Merger occurred at the beginning of 2020, unaudited pro forma net sales and net income for the period from January 1, 2022 through July 24, 2022, 2021 and 2020 would not have been materially different than the amounts reported as the pro forma adjustments would primarily reflect the amortization of intangibles and depreciation of property, plant and equipment that received a step up in basis and the cost to finance the transaction, net of the related tax effects. The unaudited supplemental pro forma financial information would not give effect to the potential impact of current financial conditions, operating efficiencies or cost savings that may result from the Merger or any integration costs. Unaudited pro forma balances would not necessarily be indicative of operating results had the Merger occurred on January 1, 2020 or of future results.
Acquisitions
In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal will be included in the Company’s Surface Solutions reportable segment. In December 2023, the Company completed the acquisition of the Eastern Architectural Systems (“EAS”) business, whose operations are included in the Company’s Aperture Solutions reportable segment. EAS is based in Ft. Myers, Florida, and manufactures custom-made aluminum and vinyl impact windows and doors.
The total purchase price for these acquisitions was $234.9 million comprised of upfront cash payments of $217.7 million and earn-out contingent consideration of $16.8 million related to the MAC Metal transaction. The transactions are subject to a final working capital adjustment. The earn-out is payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the applicable acquisition and payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. The purchase price of these acquisitions was provisionally allocated to the assets acquired and liabilities assumed, which related primarily to inventory of $15.8 million, property, plant and equipment of $22.0 million, goodwill of $91.8 million, intangible assets such as, customer lists and trademarks, of $75.8 million and $34.3 million, contingent consideration of $16.8 million and noncurrent deferred income tax liabilities of $12.9 million. The estimated fair-value of the contingent consideration is recognized in other long-term liabilities on the Company’s Consolidated Balance Sheet.

Union Corrugating Company Holdings, Inc.
In December 2021, the Company acquired the issued and outstanding common stock of Union Corrugating Company Holdings, Inc. (“UCC”) for a purchase price of $214.2 million, including a post-closing adjustment of $2.6 million that was finalized in the first quarter of 2022. UCC is a leading provider of residential metal roofing, metal buildings, and roofing components. The addition of UCC advances our growth strategy by expanding our offering to customers in the high growth metal roofing market. This acquisition was funded through cash available on the Company’s Consolidated Balance Sheet. The Company reports UCC results within the Shelter Solutions reportable segment.
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
Cascade Windows
In August 2021, the Company completed its acquisition of Cascade Windows, Inc. (“Cascade Windows”) for $237.7 million in cash, including a post-closing adjustment of $1.8 million that was finalized in the first quarter of 2022. Cascade Windows serves the residential new construction and repair and remodel markets with energy efficient vinyl window and door products from various manufacturing facilities in the U.S., expanding our manufacturing capabilities and creating new opportunities for us in the Western U.S. This acquisition was funded through cash available on the Company’s Consolidated Balance Sheet. The Company reports Cascade Windows’ results within the Aperture Solutions reportable segment.

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
Prime Windows
In April 2021, the Company acquired Prime Windows LLC (“Prime Windows”) for total consideration of $93.0 million, exclusive of a $2.0 million working capital adjustment that was finalized as of December 31, 2021. Prime Windows serves residential new construction and repair and remodel markets with energy efficient vinyl window and door products from two manufacturing facilities in the U.S., expanding our manufacturing capabilities and creating new opportunities for us in the Western U.S. This acquisition was funded through borrowings under the Company’s existing credit facilities. Prime Windows’ results are reported within the Aperture Solutions reportable segment.
The following table summarizes the final fair value of net assets acquired:

Fair Value
Cash	$997
Accounts receivable	5,500
Inventories	4,446
Prepaid expenses and other current assets	823
Property, plant and equipment	2,500
Lease right of use assets	2,787
Trade name and customer relationship intangibles	51,600
Goodwill	33,148
Other assets	50
Total assets acquired	101,851
Accounts payable	1,676
Other accrued expenses	1,679
Lease liabilities	2,637
Other long-term liabilities	829
Total liabilities assumed	6,821
Net assets acquired	$95,030

Divestitures
Coil Coatings
In June 2022, the Company completed the sale of the coil coatings business to BlueScope Steel Limited for initial cash proceeds of $500.0 million, subject to working capital and other customary adjustments. In connection with the transaction, the Company entered into long-term supply agreements to secure a continued supply of light gauge coil coating and painted hot roll steel. For the period from January 1, 2022 through July 24, 2022, the Company recognized a pre-tax gain of $394.2 million for the coil coatings divestiture, which is included in gain on divestitures in the Consolidated Statements of (Loss) Income. The Company incurred $9.6 million of divestiture-related costs for the period from January 1, 2022 through July 24, 2022, which are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of (Loss) Income. During 2023, the Company recorded $10.1 million in expense resulting from a settlement to finalize working capital. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations. The coil coatings business results prior to the sale are reported within the Shelter Solutions reportable segment.
IMP and DBCI Businesses
In August 2021, the Company completed the sale of its IMP business for cash proceeds of $1.0 billion. On August 18, 2021, the Company completed the sale of its DBCI business for cash proceeds of $168.9 million. The IMP and DBCI businesses were within the Company’s Shelter Solutions reportable segment. For the year ended December 31, 2021, the Company recognized a pre-tax gain of $679.8 million for the IMP divestiture and $151.5 million for the DBCI divestiture, which are included in gain on divestitures in the Consolidated Statements of (Loss) Income. As part of the consideration received for the sale of the IMP business, we entered into a short-term agreement with the purchaser to supply steel for the IMP business. We recognized $15.5 million in net sales under the supply agreement, which ended in December 2021. For the year ended December 31, 2021, the Company incurred $21.3 million of divestiture-related costs, which are recorded in strategic development and acquisition related costs in the Company’s Consolidated Statements of (Loss) Income. During the period from January 1, 2022 through July 24, 2022, the Company received additional cash proceeds of $7.2 million as a settlement of working capital related to the 2021 sale of the IMP business. These proceeds were recognized in gain on divestitures in the Consolidated Statements of (Loss) Income. The divested businesses did not represent strategic shifts that have a major effect on our operations and financial results, so they were not presented as discontinued operations.
Note 4 — Inventories
The following table sets forth the components of inventories:

	Successor
	December 31, 2023	December 31, 2022
Raw materials	$291,093	$312,380
Work in process	59,336	67,424
Finished goods	146,410	172,024
Total inventories	$496,839	$551,828
The following table sets forth the changes to the allowance for obsolete inventory:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Beginning balance(1)	$2,227	$—	$21,281	$22,172
Provisions	1,890	3,805	7,197	5,155
Dispositions	(3,970)	(1,578)	(2,335)	(6,029)
Other	227	—	3,417	(17)
Ending balance	$374	$2,227	$29,560	$21,281
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $29.6 million.

Note 5 — Property, Plant and Equipment, Net
The following sets forth the components of property, plant and equipment, net:

	Range of Useful Lives (in Years)			Successor
				December 31, 2023	December 31, 2022
Land				$58,690	$16,970
Buildings and improvements	10	–	40	270,752	111,296
Machinery and equipment	10	–	15	856,140	526,764
				1,185,582	655,030
Less: accumulated depreciation and amortization				(296,479)	(36,966)
Total property, plant and equipment, net				$889,103	$618,064
Depreciation and amortization expense related to property, plant and equipment was $241.3 million for 2023, $44.7 million for the period from July 25, 2022 through December 31, 2022, $56.7 million for the period from January 1, 2022 through July 24, 2022 and $103.0 million for 2021.
Note 6 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2021 (Predecessor)	$541,196	$655,098	$161,762	$1,358,056
Currency translation	(750)	(561)	—	(1,311)
Measurement period adjustments	(366)	(10)	(97,474)	(97,850)
Balance, July 24, 2022 (Predecessor)	$540,080	$654,527	$64,288	$1,258,895

Balance, July 25, 2022 (Successor)	$612,368	$763,324	$284,796	$1,660,488
Measurement period adjustments	14,527	29,288	(10,709)	33,106
Currency translation	(2,886)	(2,160)	—	(5,046)
Balance, December 31, 2022 (Successor)	$624,009	790,452	274,087	1,688,548
Go private measurement period adjustments	90,385	(108,630)	(70,976)	(89,221)
Acquisition related measurement period adjustments and other (1)	58,520	27,065	(903)	84,682
Currency translation	(1,781)	(464)	—	(2,245)
Balance, December 31, 2023 (Successor)	$771,133	$708,423	$202,208	$1,681,764
(1)Measurement period adjustments have been recorded in conjunction with the acquisition of MAC Metal and EAS during the period. See Note 3 — Mergers and Acquisitions for additional information.

Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life (in Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2023:
Trademarks, trade names and other		15		14	$653,992	$(59,208)	$594,784
Customer lists and relationships	3	–	19	16	1,883,757	(192,473)	1,691,284
Total intangible assets					$2,537,749	$(251,681)	$2,286,068

	Life (in Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2022:
Trademarks, trade names and other		13		13	$522,137	$(18,332)	$503,805
Customer lists and relationships		13		13	2,088,548	(73,330)	2,015,218
Total intangible assets					$2,610,685	$(91,662)	$2,519,023
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Amortization expense	$171,300	$85,400	$109,500	$189,500
The expected amortization expense over the next five years and thereafter for acquired intangible assets recorded as of December 31, 2023 is as follows:

Amount
2024	$191,053
2025	172,858
2026	147,386
2027	147,386
2028	144,952
Thereafter	1,482,433
Total	$2,286,068

Note 7 — Other Current Liabilities
The following table sets forth the components of other current liabilities:

	Successor
	December 31, 2023	December 31, 2022
Accrued insurance	$22,190	$23,609
Accrued freight	11,687	11,130
Accrued facilities	917	4,687
Professional services	2,000	10,380
Interest rate swaps	—	7,000
Accrued interest	50,692	48,595
Other accrued expenses	41,841	44,195
Total other current liabilities	$129,327	$149,596
Note 8 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Balance, beginning of period(1)	$202,463	$203,011	$218,356
Acquisitions	2,721	—	189
Divestitures	—	—	(4,345)
Warranties sold	1,385	879	1,052
Revenue recognized	(2,458)	(1,135)	(1,383)
Expense	33,245	17,019	26,910
Settlements	(43,119)	(17,311)	(21,311)
Balance, end of period	$194,237	$202,463	$219,468
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$23,029	$25,304	$26,888
Noncurrent liabilities – Other long-term liabilities	171,208	177,159	192,580
Total product warranty liability	$194,237	$202,463	$219,468
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $16.5 million.
Note 9 — Leases
The following sets forth weighted average information about the Company’s lease portfolio as of December 31, 2023:

Weighted-average remaining lease term	7.4 years
Weighted-average incremental borrowing rate	10.63%

The following table sets forth components of operating lease costs:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Fixed lease costs	$109,870	$35,419	$54,910	$107,938
Short-term lease costs	$22,672	$19,221	$17,051	$8,350
Variable lease costs	$88,974	$49,251	$54,316	$94,296
The following table sets forth cash and non-cash lease activities:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Operating cash flows for operating leases	$98,987	$34,104	$42,069	$91,024
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$48,332	$277,724	$10,601	$88,826
(1)    For the period July 25, 2022 through December 31, 2022, all leases that existing prior to the Merger were treated as new operating leases.
For the year ended December 31, 2023, the Company renewed and terminated certain existing facility, transportation and equipment leases and received tenant improvement allowances, which resulted in a decrease of the net remeasurement of the existing lease right-of-use assets in the amount of $4.4 million.
The following table sets forth future minimum lease payments under non-cancelable leases as of December 31, 2023:

Amount
2024	$96,379
2025	88,626
2026	81,219
2027	43,643
2028	32,328
Thereafter	182,869
Total future minimum lease payments	525,064
Less: interest	173,049
Present value of future minimum lease payments	$352,015

Note 10 — Long-Term Debt
The following table sets forth the components of long-term debt:

		Successor
		December 31, 2023				December 31, 2022
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,528,500	$(292,442)	$—	$2,236,058	$2,554,500	$(348,769)	$—	$2,205,731
Term loan facility, due August 2028	9.69%	297,000	—	(18,370)	278,630	300,000	—	(21,538)	$278,462
6.125% Senior Notes due January 2029	13.73%	318,699	(87,050)	—	231,649	365,541	(111,524)	—	$254,017
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(44,787)	665,213	710,000	—	(52,622)	$657,378
Total long-term debt		$3,854,199	$(379,492)	$(63,157)	$3,411,550	$3,930,041	$(460,293)	$(74,160)	$3,395,588
Reflected as:
Current liabilities - Current portion of long-term debt					$29,000				$29,000
Non-current liabilities - Long-term debt					3,382,550				3,366,588
Total long-term debt					$3,411,550				$3,395,588
Fair value - Senior notes - Level 1					$988,702				$907,993
Fair value Term loans - Level 2					2,835,596				2,580,000
Total fair value					$3,824,298				$3,487,993
(1)In July 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
The following table sets forth the scheduled maturity of our debt:

Amount
2024	$29,000
2025	29,000
2026	29,000
2027	29,000
2028	3,419,500
2029	318,699
Total	$3,854,199
Revolving Credit Facilities
The following table sets forth the Company’s availability under its credit facilities:

	Successor
	December 31, 2023			December 31, 2022
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility	$850,000	$—	$47,000	$850,000	$—	$48,000
Cash flow revolver(1)	92,000	—	—	115,000	—	—
First-in-last-out tranche asset-based lending facility	95,000	—	—	95,000	—	—
Total	$1,037,000	$—	$47,000	$1,060,000	$—	$48,000
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
8.750% Senior Secured Notes due August 2028
On July 25, 2022, the Company issued $710.0 million in aggregate principal amount of 8.750% Senior Secured Notes due August 2028 (the “8.750% Senior Secured Notes”). The 8.750% Senior Secured Notes bear interest at 8.750% per annum and will mature on August 1, 2028. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The first interest date was January 15, 2023.
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

Repurchase of 6.125% Senior Notes
The Company repurchased an aggregate principal amount of $46.8 million for $33.9 million in cash during the year ended December 31, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a loss of $0.2 million during 2023 were recognized as gain on extinguishment of debt in the Consolidated Statements of (Loss) Income.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of December 31, 2023.
Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

	May 2019 Swap(1)	April 2021 Swaps
Notional amount	$500,000	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR	1-month SOFR
Fixed rate paid	2.1680%	2.0038%
Origination date	July 12, 2019	April 17, 2023
Maturity date	July 12, 2023	April 15, 2026
Fair value at December 31, 2023 - Other assets, net	$—	$64,704
Fair value at December 31, 2022:
Other current assets	$7,000	$—
Other assets, net	$—	$95,361
Other current liabilities	$—	$7,000
Level in fair value hierarchy (2)	Level 2	Level 2
(1)The May 2019 swap was de-designated from cash flow hedge accounting in April 2021.
(2)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based SOFR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

Note 11 — Employee Benefit Plans
Defined Benefit Plans
The Company has certain defined benefit plans which are frozen with no further increases in benefits for participants may occur as a result of increases in service years or compensation. In connection with the sale of the coil coatings business on June 28, 2022, the Company transferred two defined benefit plans and an other post-employment benefit plan to the purchaser resulting in no further benefit obligation at the time of sale. As of December 31, 2023 the MW Manufacturers, Inc. Retirement Plan and the Ply Gem Group Pension Plan were both merged into the Robertson-Ceco Corporation Master Pension Plan. The merger does not impact (in aggregate) benefits of any participant, associated plan obligations, assets or funded status.

The following table sets forth the weighted average actuarial assumptions used to determine benefit obligations:

	Successor
	December 31, 2023	December 31, 2022
Discount rate	5.70%	5.45%
The following table sets forth the weighted average actuarial assumptions used to determine net periodic benefit cost (income):

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Discount rate	5.30%	4.40%	2.85%
Expected return on plan assets	5.17%	5.16%	4.85%
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

As of December 31, 2023, all of our defined pension plans have projected benefit obligations in excess of the fair value of plan assets. The following table sets forth the changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on the Consolidated Balance Sheets:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Change in benefit obligation:
Beginning of period	$63,464	$70,676	$97,134
Service cost	—	—	23
Interest cost	2,486	1,254	1,529
Benefits paid	(3,360)	(2,607)	(3,339)
Settlements	(27,097)	—	—
Actuarial gains	(51)	(5,859)	(13,523)
Divestitures	—	—	(11,148)
End of period	$35,442	$63,464	$70,676
Accumulated benefit obligation at end of period	$35,442	$63,464	$70,676

Change in plan assets:
Beginning of period	$56,737	$63,627	$98,954
Actual return on plan assets	1,335	(4,284)	(16,524)
Benefits paid	(3,360)	(2,606)	(3,339)
Settlements	(27,098)	—	—
Divestitures	—	—	(15,464)
End of period	$27,614	$56,737	$63,627

Funded status at end of period	$(7,828)	$(6,727)	$(7,049)

		Successor
		December 31, 2023	December 31, 2022
Amounts recognized on the Consolidated Balance Sheets - Noncurrent liabilities		(7,828)	(6,727)
The following table sets forth the weighted average asset allocations by asset category for the defined benefit plans:

	Successor
Investment type	December 31, 2023	December 31, 2022
Equity securities	38%	38%
Debt securities	59%	60%
Real estate	3%	2%
Total	100%	100%
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

The fair values of the assets of the defined benefit plans at December 31, 2023 and December 31, 2022, by asset category and by levels of fair value were as follows:

	Successor
	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$17	$—	$17	$27	$—	$27
Mutual funds:
Growth funds	2,195	—	2,195	4,271	—	4,271
Real estate funds	762	—	762	1,395	—	1,395
Equity income funds	1,994	—	1,994	4,217	—	4,217
Index funds	4,440	—	4,440	9,036	—	9,036
International equity funds	1,817	—	1,817	3,795	—	3,795
Fixed income funds	3,314	13,075	16,389	6,680	27,316	33,996
Total	$14,539	$13,075	$27,614	$29,421	$27,316	$56,737
The following table sets forth the components of the net periodic benefit income:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Service cost	$—	$—	$23	$54
Interest cost	2,486	1,254	1,529	2,542
Expected return on assets	(2,100)	(1,316)	(2,650)	(5,439)
Amortization of prior service cost	—	—	—	65
Amortization of loss	—	—	117	416
Net periodic benefit income	$386	$(62)	$(981)	$(2,362)
The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive (loss) income:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Net unrecognized actuarial loss (gain)	$439	$(278)	$9,966	$(6,479)
Recognition of net actuarial loss due to settlement	(17)	—	—	—
Amortization of net actuarial gain (loss)	—	—	117	(416)
Amortization of prior service cost	—	—	—	(65)
Total recognized in other comprehensive (loss) income	$422	$(278)	$10,083	$(6,960)

We expect to contribute $2.5 million to the Defined Benefit Plans in Fiscal Year Ending 2024. We expect the following benefit payments to be made:

Years ending	Amount
2024	$3,323
2025	3,259
2026	3,202
2027	3,136
2028	3,048
Thereafter	13,960
$29,928
Defined Contribution Plan
The Company has a 401(k) profit sharing plan that allows participation by all eligible employees. The Company’s contributions vary, but are based primarily on each participant’s level of contributions, which cannot exceed the maximum allowable for income tax purposes. The Company’s contribution expense for matching contributions to the plan was $16.1 million for 2023, $6.6 million for the period from July 25, 2022 through December 31, 2022, $10.2 million for the period from January 1, 2022 through July 24, 2022, and $16.3 million for 2021.
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
As of December 31, 2023, the Company had $27.6 million of employee-related liabilities and $1.2 million of other long-term liabilities on its Consolidated Balance Sheet related to the Pre-Merger Awards that will be settled in cash. For 2023, the Company paid out $97.5 million of cash to settle Pre-Merger Awards.
Incentive Units
Post the Merger in 2022 and pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, L.P. (the “Partnership”). Each incentive unit represents a conditional right to receive distributions from Camelot Parent in excess of the “participation threshold” of the incentive unit, as set forth in the grant documentation. In 2022, 0.8 million of incentive units were granted with no forfeitures. In 2023, 0.2 million of incentive units were granted with 0.1 million in forfeitures.

The Company will recognize compensation cost for the awards on a straight-line basis over a five-year vesting period based on the fair value of the award at the date of grant. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, and the following weighted average assumptions:

	Successor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022
Underlying price	$100.00	$100.00
Volatility rate	45.2%	45.5%
Expected term (in years)	6.1	6.1
Risk-free interest rate	4.1%	4.2%
Upon a sale of the Partnership, vesting of incentive units will accelerate, subject to the participant’s continued employment through the consummation of such sale unless there is non-cash consideration and the incentive units are replaced with awards that have substantially equivalent or better rights.
Compensation Expense
For the year ended December 31, 2023, the amount of expense recognized from the Pre-Merger Awards was $16.6 million and from the incentive units was $8.3 million. For the period from July 25, 2022 through December 31, 2022, the amount of expense recognized from the Pre-Merger Awards was $21.9 million and from the incentive units was $2.3 million. As of December 31, 2023, the Company estimates that unrecognized expense is expected to be recognized over a weighted-average period of 3.5 years totaling $35.7 million, of which $3.5 million relates to Pre-Merger Awards and $32.2 relates to incentive units.
Note 13 — Income Taxes
The following table sets forth the components of the provision for income taxes:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Current:
Federal	$63,036	$14,096	$148,371	$219,379
State	9,692	3,307	38,814	64,509
Foreign	17,634	4,480	5,315	11,590
Total current	90,362	21,883	192,500	295,478
Deferred:
Federal	(94,580)	(31,529)	(23,867)	(43,980)
State	(33,605)	(5,632)	(4,637)	(18,363)
Foreign	(5,567)	205	1,818	2,833
Total deferred	(133,752)	(36,956)	(26,686)	(59,510)
Total income taxes	$(43,390)	$(15,073)	$165,814	$235,968

The following table sets forth a reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	6.1%	3.9%	4.0%	3.8%
Non-deductible expenses	0.7%	(1.1)%	0.6%	0.2%
Foreign tax and other credits	2.3%	8.9%	(0.2)%	(1.6)%
Section 1245 recapture	(2.1)%	—%	—%	—%
Uncertain tax positions	1.3%	—%	0.1%	0.6%
Compensation related expenses	(4.2)%	(3.5)%	0.1%	0.3%
Global intangible low-taxed income	—%	(8.7)%	—%	0.9%
State rate differential(1)	10.9%	—%	—%	—%
Foreign rate differential	(2.2)%	(1.4)%	0.2%	0.4%
Other	2.7%	0.1%	(0.3)%	0.6%
Effective tax rate	36.5%	19.2%	25.5%	26.2%
(1)Related to the Merger transaction and internal restructuring.

The net deferred income tax liability consists of the following:

	Successor
	December 31, 2023	December 31, 2022
Deferred tax assets:
Inventory obsolescence	$9,215	$9,678
Allowance for credit losses	5,170	3,341
Accrued and deferred compensation	13,090	20,942
Accrued insurance liability	12,124	9,268
Net operating loss and tax credit carryover	15,102	27,211
Defined benefit plans	2,232	2,221
Leases	82,929	84,144
Section 163(j) interest	46,274	19,371
Section 174 costs	20,942	7,219
Warranty liabilities	39,860	42,843
Other	28,928	28,903
Total deferred income tax assets	275,866	255,141
Valuation allowance	(1,578)	(3,158)
Net deferred income tax assets	274,288	251,983

Deferred income tax liabilities:
Intangible assets	(491,948)	(573,826)
Property-related items	(124,826)	(90,042)
Stock basis	(15,197)	(12,680)
Leases	(87,964)	(84,203)
Debt	(82,866)	(103,671)
Other	(24,672)	(38,612)
Total deferred income tax liabilities	(827,473)	(903,034)
Total deferred income tax liability, net	$(553,185)	$(651,051)
The Company carries out its business operations mainly through legal entities in the U.S., Canada and Mexico where we are subject to U.S., state and foreign tax laws. We are subject to income tax audits in multiple jurisdictions.
As of December 31, 2023, the $15.1 million net operating loss carryforward included $11.6 million for U.S federal losses, $2.7 million for U.S. state losses, and $0.8 million for foreign losses. Federal and foreign net operating losses will begin to expire in 2029, if unused, and state operating losses began to expire in 2023, if unused. There are limitations on the utilization of certain net operating losses.
Valuation allowance
The following table sets forth the changes in the valuation allowance on deferred taxes:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Beginning balance(1)	$3,158	$3,006	$15,634	$11,996
Additions (reductions)	(1,580)	152	(3,004)	3,638
Ending balance	$1,578	$3,158	$12,630	$15,634
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $9.6 million.

Uncertain tax positions
The following table sets forth the changes in unrecognized tax benefits (excluding interest and penalties):

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Beginning balance	$14,756	$14,928	$14,845	$9,403
Additions based on tax positions related to current year	245	232	—	6,037
Additions (reductions) for tax positions of prior years	(52)	5	83	15
Reductions resulting from expiration of statute of limitations	(2,799)	(409)	—	(610)
Ending balance	$12,150	$14,756	$14,928	$14,845
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
As of December 31, 2023, the reserve was $16.8 million, which includes interest and penalties of $4.7 million and is recorded in other long-term liabilities in the accompanying Consolidated Balance Sheets. Of this amount, $12.2 million, if recognized would have an impact on the Company's effective tax rate. Interest and penalties were $1.4 million for 2023, $0.2 million for the period from July 25, 2022 through December 31, 2022, $0.6 million for the period from January 1, 2022 through July 24, 2022, $0.2 million for 2021. The Company has elected to treat interest and penalties on unrecognized tax benefits as income tax expense in its Consolidated Statement of (Loss) Income.
The Company anticipates that approximately $10.7 million of unrecognized tax benefits will be reversed during the next twelve months due to lapsing statute of limitations.
Note 14 — Fair Value of Financial Instruments and Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of December 31, 2023 and 2022 because of the relatively short maturities of these instruments. The carrying amount of the contingent consideration approximates fair value because it was recorded as of December 31, 2023 during the measurement period.
The Company’s has short-term investments in a deferred compensation plan, in which the investment funds are comprised primarily of debt and equity securities, the value of which is recorded at market price. As of December 31, 2023, the fair value of the short-term investments was $1.93 million, of which $1.87 million and $0.06 million were based on Level 1 and Level 2 inputs and is included in other current assets in the Consolidated Balance Sheets. The offsetting deferred compensation liability is included within employee-related liabilities in the Consolidated Balance Sheets.
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

Note 15 — Accumulated Other Comprehensive (Loss) Income
The following tables set forth the change in accumulated other comprehensive (loss) income attributable to the Company by each component of accumulated other comprehensive (loss) income, net of applicable income taxes:

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Derivative Instruments	Unrecognized (Loss) Gain on Retirement Benefits	Changes in Retirement Related Benefit Plans from Divestitures	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021 (Predecessor)	$22,741	$(23,407)	$(4,946)	$—	$(5,612)
Other comprehensive (loss) income	(1,367)	78,720	—	(1,122)	76,231
Balance, July 24, 2022 (Predecessor)	$21,374	$55,313	$(4,946)	$(1,122)	$70,619

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Derivative Instruments	Unrecognized (Loss) Gain on Retirement Benefits	Changes in Retirement Related Benefit Plans from Divestitures	Total Accumulated Other Comprehensive (Loss) Income
Balance, July 25, 2022 (Successor)	$—	$—	$—	$—	$—
Other comprehensive (loss) income	(6,789)	40,962	336	—	34,509
Balance, December 31, 2022 (Successor)	$(6,789)	$40,962	$336	$—	$34,509

Balance, December 31, 2022 (Successor)	$(6,789)	$40,962	$336	$—	$34,509
Other comprehensive (loss) income	(2,764)	(14,362)	484	—	(16,642)
Balance, December 31, 2023 (Successor)	$(9,553)	$26,600	$820	$—	$17,867
Note 16 — Reportable Segment and Geographical Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about our five operating segments, for the purposes of allocating resources and evaluating financial performance. The Company is organized in three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions, which operate principally in the U.S. with limited operations in Canada.
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
Corporate operating expenses are not allocated to reportable segments. Corporate and Other consists specifically of corporate operating expenses that are generally not allocated to reportable segments, related-party management fees, and other items that are not assigned or allocated to reportable segments. Any intercompany net sales or expenses are eliminated in consolidation.

The following table sets forth financial data by reportable segments:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Net sales:
Aperture Solutions	$2,476,870	$1,246,411	$1,643,619	$2,322,277
Surface Solutions	1,264,173	592,449	839,130	1,364,080
Shelter Solutions	1,661,391	905,288	1,253,335	1,896,780
Total net sales	$5,402,434	$2,744,148	$3,736,084	$5,583,137
Adjusted reportable segment EBITDA:
Aperture Solutions	$336,095	$149,433	$202,682	$239,491
Surface Solutions	224,561	57,331	143,880	265,671
Shelter Solutions	322,874	177,537	209,156	323,533
Total reportable adjusted segment EBITDA	883,530	384,301	555,718	828,695
Corporate and Other	(230,739)	(172,331)	331,996	601,451
Depreciation and amortization	(412,597)	(130,153)	(166,177)	(292,901)
Interest expense	(380,706)	(157,191)	(101,078)	(191,301)
Foreign exchange (loss) gain	6,768	(4,809)	686	(3,749)
Gain (loss) on extinguishment of debt	(184)	474	28,354	(42,234)
Other income, net	15,013	1,140	101	1,866
Loss (income) before income taxes	$(118,915)	$(78,569)	$649,600	$901,827

Depreciation and amortization:
Aperture Solutions	$179,611	$64,348	$79,816	$134,626
Surface Solutions	88,597	52,621	65,225	116,660
Shelter Solutions	139,481	10,291	18,016	36,282
Corporate	4,908	2,893	3,120	5,333
Total depreciation and amortization expense	$412,597	$130,153	$166,177	$292,901
Capital expenditures:
Aperture Solutions	$57,327	$43,741	$22,935	$49,001
Surface Solutions	49,926	13,470	17,304	33,198
Shelter Solutions	74,561	28,909	16,153	16,934
Corporate	12,121	11,888	8,456	15,582
Total capital expenditures	$193,935	$98,008	$64,848	$114,715

			Successor
			December 31, 2023	December 31, 2022
Property, plant and equipment, net:
Aperture Solutions			$327,098	$273,709
Surface Solutions			205,338	167,096
Shelter Solutions			345,207	139,382
Corporate			11,460	37,877
Total property, plant and equipment, net			$889,103	$618,064
Total assets:
Aperture Solutions			$2,934,102	$2,153,378
Surface Solutions			2,268,443	2,099,244
Shelter Solutions			1,111,679	973,718
Corporate			619,117	1,967,310
Total assets			$6,933,341	$7,193,650

The following table sets forth net sales disaggregated by reportable segment:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Aperture Solutions:
Vinyl windows	$2,359,305	$1,178,609	$1,542,525	$2,190,887
Aluminum windows	67,160	37,653	55,078	85,735
Other	50,405	30,149	46,016	45,655
Total	$2,476,870	$1,246,411	$1,643,619	$2,322,277

Surface Solutions:
Vinyl siding	$611,749	$283,298	$415,534	$667,284
Metal	329,363	136,851	185,097	293,427
Injection molded	58,517	25,153	41,841	75,361
Stone	74,326	42,706	51,904	87,948
Stone veneer installation and other	190,218	104,441	144,754	240,060
Total	$1,264,173	$592,449	$839,130	$1,364,080

Shelter Solutions:
Metal building products	$1,661,391	$905,288	$1,140,259	$1,473,662
Insulated metal panels	—	—	—	208,220
Metal coil coating	—	—	113,076	214,898
Total	$1,661,391	$905,288	$1,253,335	$1,896,780

Total net sales	$5,402,434	$2,744,148	$3,736,084	$5,583,137

The following tables set forth financial data attributable to various geographic regions:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Total net sales:
U.S.	$4,983,912	$2,537,101	$3,466,127	$5,132,085
Canada	415,134	199,466	261,796	422,867
All other	3,388	7,581	8,161	28,185
Total net sales	$5,402,434	$2,744,148	$3,736,084	$5,583,137

			Successor
			December 31, 2023	December 31, 2022
Long-lived assets:
U.S.			$1,130,197	$891,122
Canada			104,960	81,516
All other			19,238	10,978
Total long-lived assets			$1,254,395	$983,616
Net sales are determined based on customers’ requested shipment location. Long-lived assets presented above include property, plant and equipment, net and lease right-of-use assets.
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.8 million at December 31, 2023 and $8.8 million at December 31, 2022.

Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In November 2018, Gary D. Voigt, an individual common stockholder of Cornerstone Building Brands, file a putative class-action complaint against CD&R, Clayton, Dubilier & Rice Fund VIII, L.P. and certain directors of Cornerstone Building Brands in the Delaware Court of Chancery. In January 2022, the Court approved a Stipulation of Compromise and Settlement setting forth the parties agreement to settle the litigation. The Company received cash settlement proceeds from the defendant’s insurers of $76.5 million in March 2022 and recognized a gain on legal settlements in the Consolidated Statements of (Loss) Income.
In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the CD&R Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses, and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss.

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the CD&R Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the CD&R Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorneys’ fees, expenses, and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay the litigation. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition.

Note 18 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted income per common share is as follows:

	Predecessor
	January 1, 2022 through July 24, 2022	December 31, 2021
Numerator for Basic and Diluted Earnings Per Common Share - Net income (loss) applicable to common shares	$480,211	$658,044
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	127,316	126,058
Employee stock options	1,578	737
Weighted average diluted number of common shares outstanding	128,894	126,795
Basic earnings (loss) per common share	$3.77	$5.22
Diluted earnings (loss) per common share	$3.73	$5.19
Incentive Plan securities excluded from dilution(1)	30	275
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
Note 19 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information and non-cash investing and financing activities:

		Year Ended December 31, 2022

	Successor		Predecessor
	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022	Year Ended December 31, 2021
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$287,143	$73,726	$103,074	$178,330
Income taxes paid (refunded)	$36,316	$187,777	$56,243	$267,399

Supplemental non-cash investing and financing activities:
Pushdown fair value adjustments	$—	$1,522,432	$—	$—
Note 20 — Subsequent Events
In January 2024, the Board of Directors paid a dividend on our common stock in the aggregate amount of $231.6 million, which was received by our direct parent, Camelot Parent, and further distributed to Camelot Return Parent, an indirect parent of the Company. Camelot Return Parent used the funds received to redeem all 1,950,000 preferred units of Camelot Return Parent held by CD&R Pisces Holdings, L.P.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Management’s report on internal control over financial reporting is included in Item 8 and is incorporated herein by reference.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated By-Laws (the “Bylaws”) provide that the number of directors shall be fixed from time to time pursuant to a resolution adopted by a majority of the directors. In August 2022, pursuant to a unanimous consent adopted by our Board of Directors (the “Board”), the number of members constituting our Board was fixed at nine. There are no vacancies on the Board.

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

The following table lists our current directors:

Directors and Executive Officers

Directors

Name	Age	Position
Kathleen J. Affeldt	75	Director
Naomi Garlick	31	Director
Wilbert W. James, Jr.	67	Director
Daniel C. Janki	55	Director
John Krenicki, Jr.	61	Chairman
Rose Lee	58	Director, President and Chief Executive Officer
Timothy J. O’Brien	60	Director
Nathan K. Sleeper	50	Director
Tyler Young	36	Director

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

Our Board recognizes that directors with diverse backgrounds, attributes, perspectives and experiences can positively enhance the performance and deliberations of the Board. In addition to valuing diversity of backgrounds, qualifications, experiences, viewpoints, geographic location, education, skills, expertise and professional and industry experience, the Board seeks to include directors with diverse personal characteristics, including with respect to race, ethnicity, age, gender identity and sexual orientation, in order to ensure that diverse perspectives are included on the Board. Thirty-Three percent (33%) of our directors are diverse by gender, and twenty-two percent (22%) are diverse by race and ethnicity.

Kathleen J. Affeldt

Ms. Affeldt, age 75, has served as a director since November 2009. Ms. Affeldt is the Chair of the Compensation Committee. Ms. Affeldt retired from Lexmark International, Inc., a developer, manufacturer and supplier of printing and imaging solutions for offices and homes, in February 2003, where she had been Vice President of Human Resources since July 1996. She joined Lexmark International, Inc. when it became an independent company in 1991 as the Director of Human Resources. Ms. Affeldt began her career at IBM in 1969, specializing in sales of supply chain systems. She later held a number of human resources management positions. Ms. Affeldt has served as a director of BTE Technologies, Inc. and SIRVA, Inc. She also served as a director of Sally Beauty Holdings, Inc. and as the Chair of that board’s compensation committee. She further served as a director and Chair of the compensation committee of HD Supply Holdings, Inc. Ms. Affeldt attended the State University of New York and Hunter College in New York City, majoring in business administration.

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

Naomi Garlick

Ms. Garlick, age 31, has served as director since December 2023 and is a member of the Audit Committee. Ms. Garlick is a Principal of Clayton, Dubilier and Rice, LLC (“CD&R”) which she joined in 2023 and where she is mainly engaged in evaluating investment opportunities in the industrials vertical. Prior to joining CD&R, Ms. Garlick was with Brightstar Capital Partners, where she worked in industrials, consumer, and business services. Ms. Garlick started her career in high-yield credit at Goldman Sachs & Co., followed by three years as an investment banking analyst at Moelis & Company. Ms. Garlick has a master of business administration degree from The Wharton School of the University of Pennsylvania, and a bachelor of arts degree in mathematics and economics from Lafayette College.

Director Qualifications: Ms. Garlick’s experience in the finance, accounting and economics, particularly with industrial companies, provides our Board with insight into business strategy, financial decision-making and the macroeconomic environment in which we operate.

Wilbert W. James, Jr.

Mr. James, age 67, has served as a director since May 2019. Mr. James is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. James had a 30-year career with Toyota Motors, with his most recent role as President of Toyota Motor Manufacturing of Kentucky (July 2010 - December 2017). In that role, he led Toyota’s largest automotive manufacturing plant in the world and oversaw a nearly $6 billion operation, which employed over 7,500 people. Additionally, he championed quality initiatives for Toyota’s fourteen North American manufacturing plants. Mr. James currently serves as a director on the board of Atkore International. He also served as a director of Central Bank & Trust and Piston Group. Mr. James earned an associate degree in Applied Science from Old Dominion University, a bachelor of science degree in mechanical engineering technology from Old Dominion University, as well as an honorary doctorate degree in mechanical engineering technology from the University of Kentucky and an honorary degree from the University of Pikeville in 2015.

Director Qualifications: Mr. James’s leadership roles in global manufacturing bring to our Board an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing enterprises as well as corporate social responsibility, product development and supply chain matters.

Daniel C. Janki

Mr. Janki, age 55, has served as a director since May 2019. Mr. Janki is the Chair of the Audit Committee. Mr. Janki has served as the Executive Vice President and Chief Financial Officer of Delta Airlines since July 2021. Prior to joining Delta, Mr. Janki was the Senior Vice President - Chief Executive Officer (“CEO”) and President of Power Portfolio at General Electric Company. Mr. Janki is also a national board member for BuildOn, and an advisory board member for the CFO RoundTable. Mr. Janki is a certified public accountant. Mr. Janki earned degrees in finance and accounting from The Ohio State University.

Director Qualifications: Mr. Janki’s leadership role for a large, multinational conglomerate brings to our Board an understanding of the global business environment, business strategy, and financial management. Further, Mr. Janki’s background as a certified public accountant provides the Audit Committee with valuable financial expertise.

John Krenicki, Jr.

Mr. Krenicki, age 61, has served as director since November 2018, and as Chair of the Board since July 2022. He serves on the Compensation Committee and is the Chair of the Nominating and Corporate Governance Committee. Mr. Krenicki is Vice Chair at CD&R and is Chair of Brand Industrial Holdings, Inc. (parent entity of Brand Industrial Services, Inc.) and Artera Services Holdco, LLC (formerly, PowerTeam Services, LLC). He is also a director at Devon Energy Corporation. Previously, Mr. Krenicki built a 29-year career at General Electric Co., where he served as Vice Chair as well as President and CEO of GE Energy, among other executive positions. He earned a bachelor of science degree in mechanical engineering from the University of Connecticut. He received a master of science degree in management from Purdue University.

Director Qualifications: Mr. Krenicki’s executive and director experience in diverse manufacturing and services enterprises bring to our Board an understanding of the global business environment, business strategy and valuable insight into the operations of large, complex manufacturing operations.

Rose Lee

Ms. Lee, age 58, has served as President and Chief Executive Officer since September 2021, joining the board of directors at the same time. Prior to joining the Company, Ms. Lee was President of the DuPont Water & Protection reporting segment where she led a diverse business creating water, shelter and safety solutions for a more sustainable world. Ms. Lee also previously held senior leadership positions at Saint-Gobain in general management roles serving the construction, transportation, energy and defense sectors, and as Strategy Director and Chief Information Officer of the North America region. Prior to Saint-Gobain, she held various engineering and management positions at Pratt & Whitney, now part of Raytheon Technologies, and was a Senior Consultant at Booz Allen Hamilton. Ms. Lee is also an independent board member of Honeywell International Inc. and a former board member of Crown Holdings, Inc. and DSS+. In 2022, Ms. Lee was named to the National Association of Manufacturers’ board of directors, where she serves on its executive committee. She also serves as the 2023 Chair for the Manufacturing Institute’s Women MAKE America initiative. Ms. Lee is a member of the Policy Advisory Board for Harvard’s Joint Center for Housing Studies and has served as a member of the Economic Advisory Council for the Federal Reserve Bank of Philadelphia. Ms. Lee earned a bachelor of science in aerospace engineering from Cornell University, a master of science in mechanical engineering from Rensselaer Polytechnic Institute and a master of business administration degree from the Massachusetts Institute of Technology.

Director Qualifications: Ms. Lee brings senior management experience to the Board from her role as president of a global business segment of an NYSE-listed international manufacturing company. She also has corporate governance, Environmental, Social, and Governance (“ESG”) experience, and brings a deep knowledge of operations, engineering and technology matters that provides the Board with operational expertise.

Timothy J. O’Brien

Mr. O’Brien, age 60, has served as a director since November 2018 and he currently serves on the Audit Committee. Mr. O’Brien has served as the President and Chief Executive Officer of Wilsonart International Holdings LLC since January 2013. Prior to joining Wilsonart, Mr. O’Brien served as Vice President and General Manager of SABIC Innovative Plastic, responsible for the engineering resins business in the Americas and Europe. SABIC Innovative Plastics, a business unit of Saudi Basic Industries Corporation (“SABIC”), was founded in 2007 with the acquisition of GE Plastics. Mr. O’Brien began his career at General Electric as a Sales Representative for GE Lighting. Throughout his 24-year career at GE, he also held roles of increasing responsibility in sales, product management and general management, including Vice President of Sales and Distribution Operations for the Asia Pacific, based in Singapore. Prior to GE Plastics, Mr. O’Brien served as Senior Vice President for Commercial Finance with GE Capital until 2003, running a global computer leasing business. Mr. O’Brien earned his bachelor’s degree from Northeastern University in Massachusetts and his MBA from Baldwin Wallace College in Ohio.

Director Qualifications: Mr. O’Brien’s leadership roles in global manufacturing bring to our Board an understanding of the global manufacturing environment and valuable insight into businesses with large, complex manufacturing operations.

Nathan K. Sleeper

Mr. Sleeper, age 50, has served as a director since October 2009. Mr. Sleeper joined CD&R in 2000, and as of January 1, 2020, became the Chief Executive Officer of CD&R. Mr. Sleeper chairs its Executive Committee and is a member of its Investment, Operating Review and Compliance committees. He also leads the firm’s industrials investment vertical and is responsible for firm operations. Prior to joining CD&R, he worked in the investment banking division of Goldman Sachs & Co. LLC and at investment firm Tiger Management Corp. Mr. Sleeper also currently serves as a director of ASP Flag Holdings LP (parent entity of Foundation Building Materials, Inc.); Brand Industrial Holdings, Inc. (parent entity of Brand Industrial Services, Inc.); Core & Main, Artera Services Holdco, LLC (formerly, PowerTeam Services LLC); CD&R Hydra Buyer, Inc., CD&R Hydra Midco, Inc., and CD&R Hydra Holdings, Inc. (parent entities of SunSource Holdings, Inc.); INDICOR Holdings, LLC; Multi-Color Corporation; Pursuit Aerospace; White Cap Parent, LLC; and Veritiv Corporation. Mr. Sleeper previously served as a director of Beacon Roofing Supply, Inc., Atkore International Group Inc., CHC Group Ltd., Culligan Ltd, HD Supply Holdings, Inc., Hertz Global Holdings, Inc., Hussmann International Inc., Ply Gem Parent, LLC, Roofing Supply Group, LLC, US Foods, Inc. and Wilsonart International Holdings LLC. He is a member of the Business Council and the Madison Boys and Girls Club, serves on the Williams College Board of Trustees, as well as on the investment committee for the college’s endowment. Mr. Sleeper holds a bachelor of arts degree from Williams College and a master of business administration degree from Harvard Business School.

Director Qualifications: Mr. Sleeper’s broad experience in the financial and investing communities brings to our Board important insights into business strategy and areas to improve our financial performance. He also serves on a number of boards.

Tyler Young

Mr. Young, age 36, has served as a director since August 2022. He serves on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Young joined CD&R in 2011 and is principally engaged in evaluating investment opportunities in the industrials sector. Prior to joining CD&R, he held positions with PayPal and LinkedIn and worked in the investment banking division of Bank of America Merrill Lynch. He currently serves as a director of Wilsonart International Holdings LLC; CD&R Hydra Buyer, Inc., CD&R Hyrda Midco, Inc., and CD&R Hydra Holdings, Inc. (parent entities of SunSource Holdings, Inc.); ASP Flag Holdings LP (parent entity of Foundation Building Materials, Inc.); and White Cap Parent, LLC. Mr. Young holds a bachelor of arts degree in economics from Dartmouth College and holds a master of business administration degree from Harvard Business School.

Director Qualifications: Mr. Young’s experience in the financial and investing community provides our Board with insight financial reporting and oversight and business strategy.

Executive Officers

Name	Age	Position
Rose Lee	58	President and Chief Executive Officer
Jeffrey S. Lee	55	Executive Vice President and Chief Financial Officer
Matthew R. Ackley	43	President, Shelter Solutions
Petar Andrich	53	Executive Vice President and Chief Human Resources Officer
Alena S. Brenner	47	Executive Vice President, General Counsel and Corporate Secretary
Melissa M. Jones	45	President, Surface Solutions- U.S.
Colleen S. Pritchett	50	President, Aperture Solutions- U.S.

Information concerning the business experience of Ms. Lee is provided under the section titled “Directors” above.

Jeffrey S. Lee

Mr. Lee, age 55, has served as Executive Vice President, Chief Financial Officer since June 2019. Mr. Lee also served as Chief Accounting Officer and Treasurer from July 2020 until July 2022. Prior to joining the Company, Mr. Lee was Senior Vice President and Chief Financial Officer of Wilsonart International Holdings LLC since 2014, a global manufacturer and distributor of decorative engineered surfaces for the commercial and residential markets. Prior to Wilsonart, Mr. Lee was the Executive Vice President and Corporate Chief Financial Officer for Contech LLC. Mr. Lee began his career at Eaton Corporation where he had a twelve-year career with various finance and operational roles of increasing responsibility. Mr. Lee currently serves on the board of Wilsonart International Holdings LLC. Mr. Lee holds a bachelor of science degree in accounting from the University of Utah and a master of business administration degree from Duke University. He is also a Six Sigma Champion and received Lean Training at the University of Tennessee.

Matthew R. Ackley

Mr. Ackley, age 43, has served as President of our Shelters Solutions business unit since November 2021. Prior to being promoted to his current responsibilities, Mr. Ackley served as President, Engineered Building Systems. Mr. Ackley has nearly twenty years of accomplished leadership in the building materials industry. Prior to joining the Company, he served as Vice President, Sales for USG Corporation, overseeing its Commercial Ceilings and Corporate Account teams, where he led strategic planning, sales execution and revenue and profit growth efforts. Mr. Ackley spent much of his career at USG Corporation holding roles of increasing responsibility, including: Vice President, Architectural Sales; Area Manager Central; Senior Manager, Investor Relations; Category Manager, Interior Walls - L&W Supply; and several other roles in sales and operations. He holds a bachelor of arts degree in economics and Spanish from the University of Redlands and a master of business administration degree from Pepperdine University.

Petar Andrich

Mr. Andrich, age 53, has served as our Executive Vice President, Chief Human Resources Officer since July 2023. Mr. Andrich has nearly thirty years of global leadership experience in the industrials sector. Previously, he was the Chief Human Resources Officer for Calumet Specialty Products Partners, L.P., a leading specialty petroleum products company. Prior to Calumet, Mr. Andrich held various roles of increasing responsibility at Amcor, ASR Group, British Petroleum, General Electric and PPG Industries. Mr. Andrich holds a bachelor’s degree from Purdue University and a master’s degree from the University of West Florida.

Alena S. Brenner

Ms. Brenner, age 47, has served as our Executive Vice President, General Counsel and Corporate Secretary since April 2021. Before joining the Company, Ms. Brenner served as Vice President and Deputy General Counsel of Ryder System, Inc., a transportation and logistics company, where she advanced through various leadership roles since January 2012, most recently serving as Vice President and Deputy General Counsel. Prior to her work with Ryder System, Inc., Ms. Brenner was the Director of Commercial Law and Mergers and Acquisitions (“M&A”) at the New York headquarters for Anheuser-Busch InBev. She previously spent over eight years at the New York City office of the law firm Hunton & Williams (now Hunton Andrews Kurth LLP) working in the Global Capital Markets and M&A group. Ms. Brenner earned a bachelor of science degree in industrial and labor relations from Cornell University and a juris doctorate degree from Fordham University School of Law.

Melissa M. Jones

Ms. Jones, age 45, serves as President of our Surface Solutions – U.S. business unit, having joined the Company in July 2022. Ms. Jones brings more than twenty years of leadership experience and demonstrated success delivering revenue and profit growth through customer-centric organic growth strategies, M&A integration, operational excellence, and commercial excellence in the industrial machinery and electrical manufacturing industries. Most recently, Ms. Jones served as Group President of Commercial Water Solutions at Pentair, a global water treatment and solutions company, where she also held other various roles of increasing responsibility. Prior to Pentair, Ms. Jones was Director of Product, Channel and Marketing at Generac Power Systems and Director of Marketing at Johnson Controls. She has also worked in corporate marketing functions at Abbott Laboratories, Milwaukee Tool and Stanley Black & Decker. Ms. Jones holds a bachelor of arts degree in economics from St. Mary’s Honors College of Maryland and a master of business administration degree from the University of Maryland.

Colleen S. Pritchett

Ms. Pritchett, age 50, serves as President of our Aperture Solutions – U.S. business unit since in August, 2022. Ms. Pritchett has over twenty years of global leadership experience with demonstrated success improving operations and expanding product portfolios through innovation and growth strategies in the industrial, electronics, aerospace and building materials industries. Prior to this, Ms. Pritchett served as President of Americas Aerospace, a division of Hexcel Corporation. Prior to Hexcel, Ms. Pritchett spent twenty-two years in various roles of increasing responsibility with DuPont. Ms. Pritchett also serves on the board of directors of Carpenter Technology Corporation. Ms. Pritchett received her bachelor of science degree in chemical engineering from Penn State University and a master of business administration degree from Goizueta Business School at Emory University. She also has leadership training from the Harvard Business School Leadership Program and the Women in Governance Program at University of California, Los Angeles.

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

Board and Committee Appointments

Below is a table disclosing our Board and current committee compositions:

Name	Board	Audit	Compensation	Nominating and Corporate Governance
Kathleen J. Affeldt	Member		Chair
Naomi Garlick(1)	Member	Member
Wilbert W. James, Jr.	Member		Member	Member
Daniel C. Janki	Member	Chair
John Krenicki, Jr.	Chair		Member	Chair
Rose Lee	Member
Timothy J. O'Brien	Member	Member
Nathan K. Sleeper	Member
Tyler Young	Member	Member	Member	Member

Meetings held during 2023	5	9	4	4
(1)    Ms. Garlick joined the Board in December 2023.

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

The Board provides standards for directors in the Board’s Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter. The Corporate Governance Guidelines set forth the requisite skills and characteristics that the Board seeks in Board members, including, but not limited to:

•High personal and professional ethics, strength of character, integrity, and values;
•Education, experience, intelligence, independence, fairness, reasoning ability, practical wisdom and vision to exercise sound, mature judgments;
•Time and effort necessary to learn the Company’s business;
•Breadth of viewpoint and experience necessary for an understanding of the Company’s diverse constituencies;
•Personality, tact, sensitivity, and perspective to participate in deliberations in a constructive and collegial manner;
•Ability to objectively appraise the performance of management of the Company and in independent mind willing to question management’s assumptions when appropriate and;
•No conflicts of interest that would interfere with the Board members’s ability to discharge their duties.

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

As part of its periodic self-assessment process, our Board annually reviews the diversity of specific skills and experiences necessary for the optimal functioning of our Board in its oversight of the Company over both the short- and long-term.

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

Our Board has adopted a Code of Conduct, which is designed to help officers, directors and employees resolve ethical issues in an increasingly complex business environment. The Code of Conduct is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. The Code of Conduct covers topics, including but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. In 2023, we updated the Code of Conduct to align with the Company’s current organizational and operational structure, applicable regulatory requirements and risk profile.

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

The Board’s Role in Risk Oversight

The Board has ultimate responsibility for risk oversight. Management is responsible for the day-to-day management of the risks we face. The Board and its committees provide active oversight in connection with those efforts of the management, with a particular focus on ensuring that the Company’s risk management practices are appropriate. Such risk management practices involve designing or updating policies with respect to compliance, cybersecurity, data privacy, climate and succession planning. The Company maintains an enterprise-wide risk management program that includes a multi-factor, qualitative and quantitative process designed to identify and to assess the likelihood, timing and impact of the most critical risks to achieving the Company’s strategic objectives. The Board exercises its risk oversight responsibilities through periodic briefing and informational sessions provided by management that cover the significant risks that the Company faces with a focus on how the Company is seeking to manage and mitigate risk. The Audit Committee oversees management’s implementation and maintenance of the Company’s enterprise-wide risk management process, as well as risks related to, among other things, financial reporting, internal controls, compliance, cybersecurity and data protection. The Compensation Committee oversees risk related to, among other things, the Company’s compensation policies and programs. The Nominating and Governance Committee oversees risk related to, among other things, the Company’s corporate governance structure, policies and practices, including ESG and corporate social responsibility matters, the Board’s composition, succession planning and the Company’s culture.

Risk Analysis of Our Compensation Plans

Frederic W. Cook & Co. (“FW Cook”) was engaged by the Compensation Committee to assist with the assessment of risk arising from the Company’s executive compensation programs and policies. FW Cook’s assessment covered each material element of the executive compensation programs, including our compensation mix of (i) fixed components like salary and benefits, (ii) annual incentives that reward overall financial performance, and (iii) multi-year equity awards tied to increases in Company value. Based on these assessments, the Company concluded that our policies and practices do not create risk that is reasonably likely to have a material adverse effect on the Company or to encourage excessive and unnecessary risk taking by executive officers or other employees, because these programs are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals that are drivers of long-term sustained increases in Company value. FW Cook’s assessments also took into account that our compensation opportunities are generally measured by a variety of performance metrics, and the program includes a pay mix that is balanced between short- and long-term incentive compensation, including caps on incentive awards and incorporates risk mitigation policies such as clawback policies.

Sustainability

During June 2023 we published our Environmental, Social & Governance Report to cover the 2022 calendar year. This report is informed by several reporting frameworks and is in accordance with the 2021 GRI Universal Standards, the Task Force on Climate-Related Financial Disclosure and in partial alignment with the SASB: Building Products & Furnishing Standards. The report documents our progress toward our sustainability objectives and outlines what we aspire to achieve in the future. We recognize our responsibility to increase our positive impact on sustainability issues affecting our environment, our society and the world.

This belief is embodied in our business strategy, which serves as a guidepost for building our capabilities as a customer-first, solutions-driven company. We aim to focus on the responsible, sustainable solutions our services and products can offer while, in parallel, evaluating our environmental footprint, creating a safe and inclusive work environment for our employees, and improving the communities we serve.

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

We are mindful of the harmful effects of global climate change and the contributions to climate change from our manufacturing operations, the transportation and distribution of products, and the end-use of building construction products. In 2023, we analyzed utility provider data (i.e., electricity, natural gas, and water) to assist with energy procurement and analyze our greenhouse gas emissions, and assist with sustainability reporting. Based on this data, we selected specific sites to conduct third-party utility audits to help dictate sustainability initiatives.

In 2023, we continued our sustainability journey by establishing baselines for key sustainability metrics, implementing a SaaS application to operationalize our sustainability data, and engaging our supply chain with a Supplier Code of Conduct and sustainability questionnaire. We continue to engage with our stakeholders to regularly communicate progress, share meaningful sustainability achievements and stories, and outline future sustainability priorities and goals. Our Nominating and Corporate Governance Committee oversees our sustainability efforts, and we believe that our robust governance framework ensures that sustainability is an essential part of our Company’s culture and strategy.

Human Capital Management

Talent acquisition, engagement and retention are among of our highest priorities because our employees design and build our exterior building products for our customers. Our core values guide us in creating the environment where we can all win together. This starts with our emphasis on occupational health, safety and employee well-being in our operations. To attract and retain the best employees, we focus on providing competitive pay and benefits. We provide benefit programs with the goal of improving the physical, mental and financial wellness of our employees throughout their lifetime. Some examples in the United States (“ U.S”). include base and variable pay, medical and dental coverage, paid time off and retirement saving plans with a Company match. We continually review wages to ensure we are fair, equitable, competitive and can attract and retain the best talent. We recruit our talent from a wide range of industries and use many different methods to attract a diverse pool of applicants including community job fairs, job boards, social media, and employee or community agency referrals. We aim to hire and train candidates using a process that is free from biases for or against any individual or group of candidates. We commit to creating a safe and inclusive work environment for our employees. Embracing all employees and applicants, no matter their background, race, age, sexual orientation and identity, and delivering a transparent, fair and engaging experience across the organization are both core to our talent management strategy.

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

Cybersecurity and Data Privacy

Our cybersecurity policy applies to all of our employees, contractors, consultants, third-party service providers and vendors. Our core cybersecurity objectives are related to the overall protection of systems, people, assets, data and security. Our cybersecurity policy contains preventative and detective measures to protect against cyber-attacks that seek to (i) acquire confidential information, (ii) corrupt, damage or destroy information and systems and (iii) flood network resources to render them unavailable. Our employees are required to participate in regular cybersecurity awareness campaigns along with annual cybersecurity, privacy and information training.

Item 11. Executive Compensation.
Compensation Discussion & Analysis

This Compensation Discussion & Analysis (“CD&A”) provides information regarding the Company’s compensation programs for the named executive officers of the Company (the “NEOs”) for year ended December 31, 2023 (“2023”). As such, our NEOs include:

•Rose Lee, President and Chief Executive Officer;
•Jeffrey S. Lee, Executive Vice President, Chief Financial Officer;
•Alena S. Brenner, Executive Vice President, General Counsel and Corporate Secretary
•Petar Andrich, Executive Vice President and Chief Human Resources Officer
•Matthew R. Ackley, President, Shelter Solutions
•Katy K. Theroux, Former Executive Vice President and Chief Human Resources Officer (1)

(1)    Ms. Theroux separated from the Company effective June 2023.

Summary and Highlights for 2023

Compensation Highlights for 2023

During 2022 and 2023, our indirect parent, Camelot Return Ultimate, LP, a Delaware limited partnership (the “Partnership” or “Camelot Parent”), granted equity awards to certain key employees considered critical to the success of our Company, including our NEOs, which consisted of interests in future profits of the Partnership. See “Executive Compensation – Long-Term Incentive Awards Granted to NEOs in 2022”.

In June 2023, Ms. Theroux, ceased to serve as Executive Vice President, Chief Human Resources Officer of the Company. Ms. Theroux received the severance benefits pursuant to the employment agreement entered into in June 2016 (“Employment Agreement”) that are payable upon resignation to Ms. Theroux for “Good Reason” as defined in the Employment Agreement. Ms. Theroux also provided consulting and advisory services through December 31, 2023 and her services during this period were treated as service for purposes of vesting in the value of her equity awards that vested through December 31, 2023.

Performance Highlights in 2023

We delivered strong financial results in 2023 while navigating lower sales volumes and fluctuating commodity costs and other operational challenges. Leveraging our ability to quickly adapt to changing market dynamics and our agile execution capabilities, we maintained price discipline across all reportable segments, which offset volume and inflationary pressures. Additionally, we benefited from cost take-out initiatives through the Cornerstone Production System.

In addition to our strong performance, we remained focused on enhancing long-term growth by taking actions to optimize our portfolio. During 2023, we acquired M.A.C. Métal Architectural Inc. (“MAC Metal”) and Eastern Architectural Systems (“EAS”), which furthered growth in markets that are core to our operations and strengthened our ability to serve all customers and channels with a comprehensive portfolio of materials, products and brands.

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

In support of these goals, we designed our compensation programs to reward excellent short-term performance and to encourage executives’ commitment to the Company’s long-term, strategic business goals. In 2022, the Board of Directors of Camelot Parent (the “Parent Board”), implemented a long-term incentive program consisting of grants of equity from Camelot Parent. This equity is designed to create alignment between our shareholder and Company management by enabling the management team to receive a return based upon the appreciation of the Partnership’s equity value that will be created through execution of the long-term strategic plan and profitable growth of the Partnership and its subsidiaries, including the Company.

Determination and Administration of Compensation Programs and Amounts

Decisions regarding executive compensation are based primarily on the assessment by the Compensation Committee of each NEO’s leadership and operational performance, and potential to enhance long-term value to the Company. Since February 2015, the Compensation Committee has retained a compensation consultant, FW Cook, to assist it in its comprehensive review of the Company’s executive compensation program. During 2023, FW Cook continued to advise the Compensation Committee regarding compensation packages for existing executives, new hires, and promotions and other governance related matters (see “Executive Compensation — Compensation of Directors”). The Compensation Committee also relies on its judgment, prior experience, and the judgment of our CEO, Ms. Lee, about each individual NEO in determining the amount and combination of compensation elements and whether each payment or award appropriately encourages and rewards performance. The Compensation Committee meets regularly in separate executive sessions without management personnel present and also requests periodically that our officers or employees attend meetings.

Based on (i) the benchmarking data prepared by FW Cook, (ii) discussions with and recommendations by Ms. Lee during 2023 and (iii) our pay-for-performance policies, the Compensation Committee determined to maintain our existing executive compensation programs during 2023.

Role of the Compensation Committee

Key factors considered by the Compensation Committee in this regard include:

•Actual performance compared to pre-established financial, operational and strategic goals for the Company;
•Individual contribution to the Company’s financial results, particularly with respect to key measures such as net sales, adjusted EBITDA and working capital as a percentage of net sales;
•Effectiveness in leading our initiatives to enhance quality and value provided to customers; and
•Individual commitment and contribution to a culture defined by our core values of safety, integrity and inclusion.

The Compensation Committee also considered the appropriate balance between incentives for short- and long-term performance as well as internal “pay equity” — in other words, the relative differences in compensation among the executive officers. In addition, our Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking. See “Item 10. Directors, Executive Officers and Corporate Governance –– Risk Analysis of Our Compensation Plans.”

Role of Management

During 2023, Ms. Lee, Mr. Lee, Ms. Brenner, Mr. Andrich and other senior executives attended certain Compensation Committee meetings at the Compensation Committee’s request to advise the Compensation Committee regarding our performance and to recommend compensation and benefits for our NEOs (other than the CEO). Our management, under the leadership of Ms. Lee, plays an important role in establishing and maintaining our compensation programs for our NEOs. Management’s role includes recommending plans and programs to the Compensation Committee, implementing the Compensation Committee’s decisions regarding the plans and programs and assisting and administering plans in support of the Compensation Committee. The Compensation Committee also relied to a certain extent on Ms. Lee’s evaluations of other NEOs whose day-to-day performance was not as visible to the Compensation Committee as it was to Ms. Lee.

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

Peer Group

In assessing compensation elements and making compensation decisions for our executive officers, our Compensation Committee considers the executive compensation practices of a peer group of companies of similar size to the Company in related industries. In 2020, our Compensation Committee adopted a revised compensation peer group with the assistance of FW Cook. The changes to the compensation peer group were made to include companies that better align with the Company’s operations and business model. The following peer group was used in making compensation decisions for our NEOs during 2023:

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

CEO Compensation

The Compensation Committee is directly responsible for determining the salary level of the CEO and all awards and grants to the CEO. In September 2021, the Company entered into an employment agreement with our current CEO, Ms. Lee, in connection with her appointment. Ms. Lee’s compensation has a strong performance orientation, with annual incentive payouts linked to financial results and Incentive Unit, as defined in “Long-Term Incentive Awards under the Equity Plan” in this section, value driven by Company value creation. Ms. Lee’s overall compensation package has also been set at a level that we believe provides appropriate differentiation between CEO compensation and the compensation of other executive officers hired from time to time.

Elements of Executive Compensation

The principle elements of compensation provided to our NEOs consist of a base salary, the opportunity to earn a bonus under the Company’s Bonus Program and long-term incentive compensation under the Camelot Return Ultimate 2022 Equity Incentive Plan (“Equity Plan”).

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

Named Executive Officer	2023 Base Salary
Rose Lee	$1,150,000
Jeffrey S. Lee	630,000
Alena S. Brenner	450,000
Petar Andrich	445,000
Matthew R. Ackley	450,000
Katy K. Theroux	450,000

Annual Bonus

Short-term annual cash incentive compensation is provided through our Bonus Program, under which annual cash bonuses may be paid to executives to reward their contributions to our business during the year.

2023 Performance Criteria

For purposes of the annual bonus metrics, on a Pro Forma basis reflecting the impact of acquisitions, “Pro Forma Adjusted EBITDA” excludes interest expense, income taxes, depreciation and amortization, share-based compensation, strategic development and acquisition-related costs, gains on divestitures and legal settlements, and certain other items excluded in order to more accurately reflect current underlying operating performance. Pro Forma Adjusted EBITDA also reflects the impact of companies acquired during the year, adjusted for a full year of performance. For additional information regarding Adjusted EBITDA, including a detailed calculation and reconciliation to the most comparable GAAP measure, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Non-GAAP Financial Measures”.

Under the 2023 Bonus Program, the threshold of achievement of Pro Forma Adjusted EBITDA and Pro Forma Working Capital as a Percentage of Net Sales metrics is set at either the prior year’s actual performance results or, in the case of EBITDA, 80% of the current year plan target, whichever is greater. Additionally, the Pro Forma Adjusted EBITDA threshold must be met in order for payment to be earned in respect of the Pro Forma Working Capital as a Percentage of Net Sales metric, or payout will be capped at the target payout percentage, typically 100%.

The payout for threshold levels of achievement, the beginning level at which payouts can be earned, was 50%, and the payout for maximum levels of achievement was 200%. Our Company believes this plan design keeps employees focused on the most important performance measures and incentivizes achievement of our goals.

For performance at or above the threshold, payments under the Bonus Program are made as follows for corporate executives such as Mses. Lee, Brenner and Theroux and Messrs. Lee and Andrich, except for Mr. Ackley, whose plan also includes a measure of business unit performance:

Metric	Weighting	Threshold (50% Earned)	Target (100% Earned)	Maximum (200% Earned)
Pro Forma Adjusted EBITDA	80%	94% of goal	$710.5 million	111% of goal
Pro Forma Working Capital as % of Net Sales	20%	106% of goal	15.9%	94% of goal

Adjusted EBITDA and working capital performance between these three levels is determined by linear interpolation. Total annual bonuses for all employees, including non-management employees, may not exceed 15% of the Company’s adjusted pre-tax profit for 2023, calculated in accordance with the Bonus Program, before accrual for bonuses and before share-based compensation expense under the Incentive Plan.

2023 Bonus Earned

In 2023, each NEO was assigned a target annual bonus equal to a percentage of his or her base salary, as set forth in the table below. See “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

For corporate executives such as Mses. Lee, Brenner, Theroux and Messrs. Lee and Andrich during 2023, the Company achieved Pro Forma Adjusted EBITDA of $751.7 million against target Pro Forma Adjusted EBITDA of $710.5 million and working capital of 16.9% of net sales against a target working capital of 15.9% of net sales. This achievement level corresponded to a bonus payout at 154.3% of the portion of the target annual bonus based on Pro Forma Adjusted EBITDA, and a bonus payout at 53.5% of the portion of the target annual bonus based on working capital, resulting in a total payout at 134.1% of target bonus levels. Mr. Ackely’s bonus also included a measure of business unit performance. Coupled with the Company achievement metrics noted above as part of the business unit bonus program, Mr. Ackley achieved a total payout at 146.3% of target bonus levels.

The Compensation Committee did not revise or reset performance goals during the year, nor did it exercise any discretion to increase or decrease these payout levels, resulting in the bonuses shown in the following table.

Named Executive Officer	2023 Target Bonus % Salary		2023 Target Bonus ($)		2023 % of Target Earned	2023 Bonus Earned ($)
Rose Lee	122	(1)	1,400,007	(1)	134	1,878,436
Jeffrey S. Lee	90		567,000		134	760,763
Alena S. Brenner	75		337,500		134	452,835
Petar Andrich	75		147,216	(2)	134	197,524	(2)
Matthew R. Ackley	75		337,500		146	493,771
Katy K. Theroux	75		167,363	(2)	134	224,557	(2)
(1)    Target bonus as a percentage of salary and target bonus was based on 120% as a percent of salary through August 2023 and 125% thereafter.
(2)    Bonuses are pro-rated based upon hire and separation dates during 2023.

Long-Term Incentive Compensation

Prior to the Merger, our long-term incentive compensation program consisted of annual grants of equity-based awards, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) under a stockholder-approved equity-based compensation plan (the “Pre-Merger Plan"). In connection with the Merger, our Parent Board adopted the Equity Plan, under which each of our NEOs received a one-time grant of equity interests that will allow them to receive a return based upon the appreciation of the Partnership’s equity value from the date of grant as described below.

We believe that equity awards to our NEOs must be sufficient in size to provide a strong, long-term performance and retention incentive for executives and to increase their vested interest in the Company and the Partnership. The value of the equity awards granted to NEOs is based on the individual’s strategic role in generating long-term value creation for the Company and the Partnership.

Long-Term Incentive Awards under the Equity Plan

Our NEOs participate in the Equity Plan. The Equity Plan was adopted by the Parent Board in October 2022. The Equity Plan was formed to promote the long-term growth and profitability of the Partnership and its subsidiaries, including the Company, by providing those persons who are involved with the growth of the Partnership and its subsidiaries a grant of Class B Units (“Incentive Units”) in the Partnership, thereby encouraging such persons to contribute to and participate in the success of the Partnership and its subsidiaries, including the Company. Each Incentive Unit represents a conditional right to receive distributions from Camelot Parent in excess of the “participation threshold” of the Incentive Unit (as set forth in grant documentation). The Parent Board of the Partnership believed the best way to encourage NEOs to contribute and participate in the success of the Partnership and the Company was to provide a grant of Incentive Units to our NEOs with a significant vesting period and, at the same time, provide the opportunity to purchase Class A Units in the Partnership. Therefore, in October 2022, our NEOs were granted Incentive Units and were also offered the opportunity to purchase Class A Units in the Partnership under the Equity Plan. The Compensation Committee made a decision in 2023 to grant additional Incentive Units to certain NEOs based upon their contributions to the Company. Furthermore, Mr. Andrich was granted thirty-six thousand shares subsequent to his hire in August 2023.

At the end of 2023, the Parent Board was comprised of Ms. Lee, Ms. Garlick, and Messrs. Krenicki, Sleeper and Young. Ms. Lee did not participate in any discussions with the Parent Board related to the grant of Incentive Units to herself. All grants made under the Equity Plan have been and will in the future be in the form of Class A and Class B Units in the Partnership.

The number of Incentive Units granted during 2023 to each NEO is set forth in the following table:

Named Executive Officers	Incentive Units Granted
Rose Lee	—
Jeffrey S. Lee	—
Alena S. Brenner	5,000
Petar Andrich	36,000
Matthew R. Ackley	—
Katy K. Theroux	—

Vesting Terms Applicable to Incentive Units

The Incentive Units also function as a retention device by vesting in five equal annual installments over five years, subject, in each case, to the NEO’s continued employment or service with the Company through the applicable vesting date. The Incentive Units (both vested and unvested) are subject to forfeiture if the NEO’s employment is terminated with cause (as defined in the Equity Plan) or if the NEO fails to comply with confidentiality, non-competition, non-solicitation, nondisparagement, and other restrictive covenants under the Equity Plan, and unvested Incentive Units are subject to forfeiture in the event of the NEO’s termination of employment by the Company without cause or upon the NEO’s resignation for any reason. The Incentive Units also provide for accelerated vesting of any unvested portion of Incentive Units upon the consummation of a sale of the Partnership in certain circumstances or in the case of the NEO’s death or disability. See “Executive Compensation – Potential Payments upon Termination or Change in Control – Equity Incentive Awards.”

Retirement Benefits

Our executive officers, including our NEOs, are eligible to participate in our tax-qualified 401(k) plan. In addition, we believe that benefit programs that address the unique circumstances of executives in light of limitations imposed on benefits payable from qualified welfare, profit-sharing and retirement plans are critical in attracting and retaining quality executives. Therefore, we have adopted a Deferred Compensation Plan (“DCP”) that allows key employees to elect to defer a portion of their annual salary and annual cash bonus, subject to certain specified maximum deferral amounts. As of December 31, 2023, none of our employees elected to participate. See “Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

Other Compensation

Employment Agreements, Separation Agreement and Termination Benefits

The Company has entered into employment agreements with certain NEOs. The descriptions herein pertain to their employment agreements as in effect during 2023. The initial terms of Mses. Lee’s and Brenner’s and Mr. Lee’s employment agreements have expired, and each such agreement has been automatically extended for a period of one year. The employment agreements generally provide for a base salary, target annual bonus and long-term incentive opportunities. In addition, the employment agreements include restrictive covenants, including confidentiality, non-competition, non-solicitation and non-disparagement covenants.

The employment agreements, Severance Plan, and certain other compensation arrangements of the Company include provisions providing for special payments or benefits upon specified termination events or in connection with the occurrence of a change in control of the Company. However, these arrangements do not include “gross-ups” for golden parachute excise taxes or other taxes. We believe that these termination and change in control benefits provide covered NEOs an incentive to act in the Company’s best interest during a change-in-control transaction despite the risk of losing their jobs or a significant change in the nature of their benefits and responsibilities. We also believe that, in some cases, our termination and change in control benefits are necessary to attract and retain certain executives. For a description of the terms of the employment agreements, consulting agreements, severance agreements and equity awards, see “Executive Compensation — Potential Payments upon Termination or Change in Control.”

In March 2023, Katy K. Theroux, Former Executive Vice President, Chief Human Resources Officer, informed the Company that she would decline the Company’s request to relocate to the Company’s headquarters in Cary, North Carolina due to family circumstances. Pursuant to her agreement, Ms. Theroux departed the Company in June 2023. Ms. Theroux continued to be available for consulting and advisory support through December 31, 2023 to ensure a smooth transition (“Transition Period”).

Ms. Theroux received the severance benefits pursuant to Ms. Theroux’s existing Employment Agreement that are payable upon resignation by Ms. Theroux for “Good Reason” as defined in the Employment Agreement.

In exchange for Ms. Theroux’s agreement to provide consulting and advisory services through the Transition Period, Ms. Theroux’s services during this period were treated as service for purposes of vesting in the value of her equity awards that vest through the end of the Transition Period.

Perquisites and Personal Benefits

We offer limited perquisites or personal benefits to our NEOs. We provide certain financial planning services and, on occasion, entertainment related expenses (e.g., concert tickets) for certain employees, including some of our NEOs.

In January 2022, the Compensation Committee approved Ms. Lee’s use of the Company’s aircraft for limited personal trips through June 2023, between Raleigh and Philadelphia, where Ms. Lee’s family resided through part of 2023, no more than once a month, the cost of which is imputed income.

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

Compensation Committee Interlocks and Insider Participation

During 2023, no member of the Compensation Committee served as an executive officer of the Company, and, except as described in “Transactions with Related Persons” below, no such person had any relationship with the Company requiring disclosure herein. During 2023, there were no Compensation Committee interlocks with other companies.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report.
KATHLEEN J. AFFELDT, Chair
WILBERT W. JAMES, JR.
JOHN KRENICKI, JR.
TYLER YOUNG

Executive Compensation

2023 Summary Compensation Table

The following table shows information regarding the total compensation paid to the NEOs for each of our last three completed fiscal years. The compensation reflected for each individual was for their services provided in all capacities to us.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Rose Lee	2023	1,051,923	2,135,617	—	—	13,182,745	162,395	16,532,680
President and Chief Executive Officer	2022	1,000,000	2,135,610	—	9,952,000	1,920,000	27,281	15,034,891
	2021	326,923	500,000	9,715,047	2,432,003	615,452	13,484	13,602,909
Jeffrey S. Lee	2023	625,385	3,633,506	—	—	4,452,053	30,590	8,741,534
Executive Vice President and Chief Financial Officer	2022	600,000	1,778,321	—	4,976,000	10,749,171	29,572	18,133,064
	2021	600,000	—	1,996,969	577,256	864,000	422,502	4,460,727
Alena S. Brenner	2023	450,000	438,624	—	242,955	1,442,263	30,482	2,604,324
Executive Vice President, General Counsel and Corporate Secretary	2022	415,385	—	—	1,244,000	540,000	33,221	2,232,606
	2021	300,000	—	1,012,461	250,012	480,000	68,109	2,110,582
Petar Andrich	2023	196,827	275,000	—	1,749,274	197,463	123,072	2,541,636
Executive Vice President, Chief Human Resources Officer		—	—	—	—	—	—	—
Matthew R. Ackley	2023	442,308	84,747	—	—	804,082	32,717	1,363,854
President, Shelter Solutions		—	—	—	—	—	—	—
Katy K. Theroux	2023	230,192	1,442,954	—	—	1,744,527	502,078	3,919,751
Former Executive Vice President, Chief Human Resources Officer	2022	450,000	607,434	—	1,990,400	5,153,164	26,856	8,227,854
	2021	450,000	—	822,284	237,699	540,000	321,887	2,371,870

(1)    For 2023, for Mses. Lee, Brenner and Theroux and Messrs. Lee and Ackley, the amounts in the column represent time-vesting cash-based amounts received in exchange for options and RSU awards granted under the Pre-Merger Plan in connection with the Merger ("Replacement Awards") that vested during the year, as set forth in the table below.

Named Executive Officer	Replacement Option Awards ($)	Replacement RSU Awards ($)	Non-Performance Bonus Awards ($)	Total ($)
Rose Lee	629,921	1,505,696	—	2,135,617
Jeffrey S. Lee	2,456,222	1,177,284	—	3,633,506
Alena S. Brenner	131,042	307,582	—	438,624
Petar Andrich	—	—	275,000	275,000
Matthew R. Ackley	—	84,747	—	84,747
Katy K. Theroux	890,227	552,727	—	1,442,954
The Replacement Awards above were originally granted in 2021 as Options or RSUs under the Pre-Merger Plan, were subsequently converted into cash-based awards as a result of the Merger, based on the Merger consideration price of $24.65 per share, and vested on the same time vesting schedule as the options and RSUs that they replaced. During 2023, Mr. Andrich received a one-time non-performance bonus upon his hire.

(2)    The Company believes that, despite the fact that the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock appreciation rights or stock options, and as such, they are properly classified as “options” under the definition provided in Item 402 of Regulation S-K as an instrument with an “option-like feature.” The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with FASB ASC Topic 718 under U.S. GAAP.

(3)    The items comprising “Non-Equity Incentive Plan Compensation” for 2023 are:

Named Executive Officer	Bonus Program ($)	Replacement PSU Awards ($)	Total ($)
Rose Lee	1,877,857	11,304,888	13,182,745
Jeffrey S. Lee	760,528	3,691,525	4,452,053
Alena S. Brenner	452,696	989,567	1,442,263
Petar Andrich	197,463	—	197,463
Matthew R. Ackley	493,719	310,363	804,082
Katy K. Theroux	224,487	1,520,040	1,744,527
The Replacement PSU Awards above were originally granted in 2021 as PSUs under the Pre-Merger Plan, were subsequently converted into cash-based awards as a result of the Merger and were earned based on achievement of the applicable 2021-2023 EBITDA CAGR targets. These awards and the Bonus Program will be paid out in 2024. The items comprising “Non-Equity Incentive Plan Compensation” for 2023 are comparable to the prior year and for and 2021 is only the Company’s Bonus Program. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”

(4)    The items comprising “All Other Compensation” for 2023 are:

Named Executive Officer	Perquisites and Other Personal Benefits ($)(a)	Tax Reimbursements ($)(b)	Contributions to Defined Contribution Plans ($)(c)	Insurance Premiums ($)(d)
Rose Lee	109,631	38,874	13,200	690
Jeffrey S. Lee	17,012	—	13,200	378
Alena S. Brenner	17,012	—	13,200	270
Peter Andrich	88,618	34,320	—	134
Matthew R. Ackley	19,247	—	13,200	270
Katy K. Theroux	492,596	—	9,346	136
(a)    For Ms. Lee, the amount in this column reflects Ms. Lee’s use of the Company aircraft in accordance with Company procedures and policies regarding executives’ personal periodic use of the Company aircraft to increase efficiency and pursuant to policies of the Company under which Ms. Lee may use the Company aircraft for such periodic travel through June 30, 2023. Additionally, Ms. Lee received financial planning services and relocation expenses. For Mr. Lee, the amount in this column reflects personal entertainment and related expenses (e.g., concert tickets) and receipt of financial planning services. For Ms. Brenner, the amount in this column reflects personal entertainment and related expenses (e.g., concert tickets) and receipt of financial planning services. For Mr. Andrich the amount reflects relocation expenses and the receipt of financial planning services. Mr. Ackley’s amount primarily reflects financial planning services. For Ms. Theroux, the amount is comprised of severance and financial planning services.
(b)    Amount in this column reflects a tax gross-up in connection with Ms. Lee’s and Mr. Andrich’s relocation expenses.
(c)    Amounts in this column reflects Company 401(k) matching contributions.
(d)    Amounts in this column reflects the taxable value of a life insurance benefit.

2023 Grants of Plan-Based Awards Table
The following table sets forth information concerning grants of awards to each of the Named Executive Officers during 2023.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Named Executive Officer	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)
Ms. Lee		Bonus Program(1)	700,004	1,400,007	2,800,014	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Mr. Lee		Bonus Program(1)	283,500	567,000	1,134,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Ms. Brenner		Bonus Program(1)	168,750	337,500	675,000	—	—	—	—
	02/22/2023	Incentive Unit	—	—	—	—	5,000	100.00	242,955
Mr. Andrich		Bonus Program(1)	73,608	147,216	294,432	—	—	—	—
	08/10/2023	Incentive Unit	—	—	—	—	36,000	100.00	1,749,724
Mr. Ackley		Bonus Program(1)	168,750	337,500	675,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Ms. Theroux		Bonus Program(1)	83,682	167,363	334,726	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—

(1)    Represents threshold, target and maximum amounts potentially payable under the Company’s Bonus Program for 2023. Amounts reflect pro-rated adjustments for hire date for Mr. Andrich and separation date for Ms. Theroux, as well as changes to target bonus as a percentage of salary for Ms. Lee in August 2023. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”
(2)    The Company believes that, despite the fact that the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock appreciation rights or stock options, and as such, they are properly classified as “options” under the definition provided in Item 402 of Regulation S-K as an instrument with an “option-like feature.” The Incentive Units do not have an “exercise price” in the same sense that a true stock option award would have an exercise price. Instead, each Incentive Unit has a “hurdle price” or “threshold” associated with the award. Each Incentive Award will entitle the holder to receive distributions only if the aggregate distributions made by Management Holdings in respect of each common unit issued and outstanding on or prior to date of the grant of the incentive unit exceeds the hurdle price or threshold. The figure reflected in this column is the threshold assigned to each Incentive Unit and were set at the time of grant.
(3)    The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with FASB ASC Topic 718 under U.S. GAAP.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company has entered into employment agreements with certain of its NEOs. For a description of the material terms of the employment agreements and for a discussion of enhanced severance benefits upon certain terminations in connection with a change in control of the Company, see “Executive Compensation — Potential Payments Upon Termination or Change in Control — Employment Agreements.”

2023 Long-Term Incentive Awards

As described above, the Company made grants of long-term incentives to certain NEOs in 2023. See “Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Compensation — Long-Term Incentive Awards Granted to NEOs in 2023.”

Outstanding Equity Awards at Year-End

The following table sets forth information concerning unvested awards for each NEO as of December 31, 2023. The market value of unvested or unearned awards is calculated using the Merger closing price of $24.65.

	Option Awards(1)
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Award Date
Ms. Lee	40,000	160,000	100.00	N/A	10/7/2022
Mr. Lee	20,000	80,000	100.00	N/A	10/7/2022
Ms. Brenner	5,000	20,000	100.00	N/A	10/7/2022
	—	5,000	100.00	N/A	2/22/2023
Mr. Andrich	—	36,000	100.00	N/A	8/10/2023
Mr. Ackley	8,000	32,000	100.00	N/A	10/7/2022

(1)    On October 7, 2022 and during 2023, certain NEOs received a grant of Incentive Units in the Partnership. The Incentive Units provide the holder with the opportunity to receive, upon certain events, a return based upon the appreciation of the Partnership’s equity value from the date of the grant. The Incentive Units do not require the payment of an exercise price, nor do they have an expiration date; however, they only entitle the holder thereof to receive value if and to the extent the underlying security appreciates in value following the grant of the award. Because of this appreciation feature, the Company believes profits interest awards are economically similar to stock options or stock appreciation rights for purposes of the SEC disclosure rules.

Pension Benefits

We do not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for our NEOs.

Nonqualified Deferred Compensation

Certain of our employees and non-employee directors of the Company selected by the Compensation Committee are eligible to participate in the Company’s nonqualified deferred compensation plan (“DCP”). The DCP is a nonqualified retirement plan created to provide specified benefits to our highly compensated employees and directors. The DCP allows employees to defer up to 80% of their annual salaries and up to 90% of their annual cash bonuses, and allows the Company’s non-employee directors to defer up to 100% of their annual retainer fees, until a specified date in the future, including at or after retirement. None of our NEOs participated in the DCP during 2023.

Potential Payments upon Termination or Change in Control

We describe below certain payments and benefits that would be received by our NEOs upon specified terminations of their employment, and upon a change in control of the Company, under the employment agreements to which we and our NEOs are parties and under the Severance Plan, as well as under our Incentive Plan and the outstanding equity awards as of the end of 2023. Certain NEOs that do not have employment agreements are part of the severance plan that has similar terms relating to potential payments upon termination or change of control.

Employment Agreements and Severance Plan

Certain NEOs have an employment agreement with the Company or are participants in the Severance Plan providing for severance payments and termination benefits upon a future termination of an NEO’s employment that is a qualifying termination (i.e., upon termination by the Company without “cause” or by the employee with “good reason”), both prior to and following a change in control of the Company. Severance payments and termination benefits are also payable upon a qualifying termination of an NEO that does not occur during a potential change in control period or within two years following a change in control of the Company.

Where a qualifying termination occurs, other than during a potential change in control period and other than within two years following a change in control of the Company, each employment agreement or, where applicable, the severance plan, provides (or provided) for (i) payment of one times (two times, in the case of Ms. Lee) the NEO’s then-current base salary, payable in equal installments on regular payroll dates over the course of the one-year period (two-year period, in the case of Ms. Lee) immediately following the date of termination, (ii) a prorated annual bonus based on actual performance in the year of termination, (iii) a maximum of twelve months of continued coverage (under COBRA) in the case of Ms. Lee, a lump sum cash payment equal to eighteen months of the premium cost of family medical coverage at the active-employee rate) and (iv) in the case of Ms. Lee, payment of two times their target annual bonus payable in equal installments over two years (each, a “Qualifying Termination Severance Package”).

In connection with a qualifying termination during a potential change in control period or within two years following a change in control of the Company, the Severance Plan and Mr. Lee’s and Ms. Brenner’s employment agreements provide for (i) payment of one times the NEO’s then-current base salary (payable in equal installments on regular payroll dates over the course of the one-year period under the Severance Plan, or, for Mr. Lee and Ms. Brenner to the maximum extent practicable, in a lump sum), (ii) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the NEO’s then-current base salary and (y) two times the NEO’s target annual bonus for the fiscal year in which the termination occurs, (iii) a pro-rated annual bonus payment based on actual performance in the year of termination and (iv) an additional six months (for a maximum of eighteen months) of continued COBRA coverage.

For purposes of the employment agreements and the Severance Plan, “change in control” means (A) any person becomes the beneficial owner of 25% or more of the combined voting power of Cornerstone Building Brands, (B) as a result of, or in connection with, a tender or exchange offer, merger or other business combination, persons who were directors immediately before the transaction cease to constitute the majority of the Board, (C) the Company is merged or consolidated with another company or transfers substantially all of its assets to another company and, as a result, either (i) less than 50% of the outstanding voting securities of the resulting company are owned in the aggregate by former Cornerstone Building Brands stockholders or (ii) 50% or more of the outstanding voting securities of the resulting company continue to be owned in the aggregate by former Cornerstone Building Brands stockholders but other than in substantially the same relative proportions as immediately prior to the transaction, or (D) a tender or exchange offer is made for 25% or more of the combined voting power of the Company.

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

Ms. Theroux’s Separation

On March 12, 2023, Katy K. Theroux, Former Executive Vice President, Chief Human Resources Officer informed the Company that she would decline the Company’s request to relocate to the Company’s headquarters in Cary, North Carolina due to family circumstances. Consequently, the Company and Ms. Theroux have decided that Ms. Theroux will depart from the Company on June 30, 2023. Ms. Theroux continued to be available for consulting and advisory support through December 31, 2023 to ensure a smooth transition.

Ms. Theroux received the severance benefits pursuant to Ms. Theroux existing Employment Agreement entered into between the Company and Ms. Theroux dated June 1, 2016 that are payable upon resignation by Ms. Theroux for “Good Reason” as defined in the Employment Agreement.

In exchange for Ms. Theroux’s agreement to provide consulting and advisory services through the Transition Period, Ms. Theroux’s services during this period were treated as service for purposes of vesting in the value of her equity awards that vest through the end of the Transition Period.

Equity Incentive Awards

Upon a sale of the Partnership, all outstanding and unvested Incentive Units will become fully vested and participate in proceeds from such sale unless certain conditions specified in the Equity Plan are met, including the replacement of such Incentive Units with alternative awards having substantially equivalent or better terms.

Termination Payments

The following table estimates the value of the payments and benefits that each of our NEOs would receive their employment terminated on December 31, 2023 under the circumstances shown and making the following assumptions. The table excludes (i) amounts accrued through the end of 2023 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and (ii) benefits generally available to all of our salaried employees.

Named Executive Officer	Benefit	Termination for Cause ($)	Termination Without Good Reason by Executive (including Retirement)(1) ($)	Termination Without Cause or by Executive for Good Reason(2) ($)	Change in Control ($)	Change in Control followed by Termination Without Cause or by Executive for Good Reason(3) ($)	Disability(4) ($)	Death(4) ($)
Ms. Lee	Non-CIC Severance	—	1,877,857	7,014,009	—	7,014,009	1,877,857	1,877,857
	Life Insurance	—	—	—	—	—	—	1,150,000
	Accelerated FY 2021 Awards	—	—	11,304,888	—	13,440,973	13,440,973	13,440,973
Mr. Lee	Non-CIC Severance	—	760,528	1,413,898	—	3,189,583	760,528	760,528
	Life Insurance	—	—	—	—	—	—	630,000
	Accelerated FY 2021 Awards	—	—	3,691,525	—	4,242,812	4,242,812	4,242,812
Ms. Brenner	Non-CIC Severance	—	452,696	918,110	—	2,050,817	452,696	452,696
	Life Insurance	—	—	—	—	—	—	450,000
	Accelerated FY 2021 Awards	—	—	989,567	—	1,428,211	1,428,211	1,428,211
Mr. Andrich	Non-CIC Severance	—	197,463	649,914	—	1,766,139	197,463	197,463
	Life Insurance	—	—	—	—	—	—	445,000
Mr. Ackley	Non-CIC Severance	—	493,719	517,088	—	2,103,773	493,719	493,719
	Life Insurance	—	—	—	—	—	—	450,000
	Accelerated FY 2021 Awards	—	—	310,363	—	407,558	407,558	407,558
Ms. Theroux(5)	Non-CIC Severance	—	224,487	698,588	—	1,835,636	224,487	224,487
	Life Insurance	—	—	—	—	—	—	450,000
	Accelerated FY 2021 Awards	—	—	1,520,040	—	1,520,040	1,520,040	1,520,040
(1)    Amounts reflect prorated annual bonus based on actual performance. Refer to section titled “2023 Bonus Earned” for additional information.
(2)    Amounts include those payments described above as the Qualifying Termination Severance Package and vesting of performance-based awards based on the Company’s performance at the end of the applicable performance period on a pro-rata basis commensurate with the time employed prior to departure.
(3)    For Ms. Lee, the amounts equals the payment that would occur for a termination without cause or by executive for good reason as well as the accelerated vesting of all time-based awards. For all other Named Executive officers, the amount equals the payment that would occur for a termination without cause or by executive for good reason plus (i) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the NEO’s then-current base salary and (y) two times the NEO’s target annual bonus, (ii) accelerated vesting of all time-based awards.
(4)    Amounts include (i) prorated annual bonus based on actual performance and (ii) accelerated vesting of all time-based awards. In the case of death, the amounts also include life insurance proceeds and vesting of performance-based awards based on the Company’s performance at the end of the applicable performance period on a pro-rata basis commensurate with the time employed prior to departure.
(5)     Ms. Theroux departed from the Company on June 30, 2023. Ms. Theroux received the severance benefits that are payable upon resignation by Ms. Theroux for “Good Reason” which included a base salary of $450,000, prorated annual cash bonus through the separation date of June 30, 2023, and COBRA continuation coverage for 12 months valued at $24,102. In addition, in exchange for Ms. Theroux’s agreement to be provide consulting and advisory services through the Transition Period, Ms. Theroux’s services during this period were treated as service for purposes of vesting in the value of her equity awards that vest through the end of the Transition Period.

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annual total compensation of our CEO, Ms. Lee, compared to the annual total compensation of our median employee (excluding Ms. Lee).

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

In accordance with SEC requirements, we determined that there have been no changes to our employee population or compensation arrangements in 2023 that we believe would significantly affect our pay ratio disclosure. In determining our pay ratio for fiscal 2022-23, we used the same median employee as was identified last year according to the process outlined below.

We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of a determination date of December 31, 2023. The median was identified using base pay, overtime and bonuses. International employees’ pay was converted to U.S. dollar equivalents using exchange rates as of the determination date and pay was annualized for any employees hired during the period.

The total compensation earned by Ms. Lee during 2023, as determined under Item 402 of Regulation S-K, was $16,532,680. The total compensation earned during the same period by our median employee, as determined under Item 402 of Regulation S-K, was $55,356. The ratio of Ms. Lee’s total compensation to our median employee’s total compensation for 2023 is 299:1.

Director Compensation

Directors of the Company who are also employees of the Company do not receive additional compensation for their service as directors. Non-employee directors of the Company receive compensation in addition to reimbursement for expenses incurred to attend and/or participate in meetings. In 2023, each non-employee director received an annual retainer fee, and certain non-employee directors receive additional annual retainer fees for their service as committee chairs or members, as set forth in the following table:

Role	Annual Retainer Fee ($)
All Non-Employee Directors	110,000
Audit Committee Chair	22,500
Compensation Committee Chair	17,000

In addition, in August 2023, each non-employee director received Incentive Units having an aggregate fair market value of $53,450. These Incentive Units will vest on the earlier of (a) July 25, 2024 and (b) the date the relevant director is unable to stand for re-election due to mandatory retirement under our Corporate Governance Guidelines.

As a result of their affiliation with CD&R, Messrs. Garlick, Krenicki, Sleeper and Young did not receive any of the compensation offered to other non-employee directors, except for reimbursement of expenses incurred to attend or participate in meetings.

Our non-employee directors are also eligible to participate in our DCP and may elect to defer a portion of their annual retainer fees, subject to certain specified maximum deferral amounts. None of our directors participated in the DCP during 2023. See “Executive Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

2023 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors during 2023.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)	Incentive Unit Awards ($)	All Other Compensation ($)	Total ($)
Kathleen J. Affeldt	127,000	—	53,450	—	180,450
Naomi Garlick	—	—	—	—	—
Wilbert W. James, Jr.	110,000	—	53,450	—	163,450
Daniel C. Janki	132,500	—	53,450	—	185,950
John Krenicki	—	—	—	—	—
Timothy J. O’Brien	110,000	—	53,450	—	163,450
Nathan K. Sleeper	—	—	—	—	—
Tyler Young	—	—	—	—	—

(1)    Includes amounts earned during 2023 with respect to annual retainer fees and supplemental retainer fees for Committee Chairs.
(2)    Ms. Garlick, and Messrs. Krenicki, Sleeper and Young are not eligible to receive this compensation as employees or partners of CD&R.
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

Our Board met five times during 2023. Each of our directors attended 75% or more of the aggregate of the total number of meetings of our Board held during the period in which they were a director and the total number of meetings held by all board committees on which they served during the periods that they served.

Our non-management directors meet without the presence of management at regularly scheduled executive sessions. These executive sessions typically occur before or after regularly scheduled meetings of our Board. The presiding director of these executive sessions is the Chair of the Board.

Transactions with Related Persons

Policies and Procedures

The Nominating and Corporate Governance Committee has approved and adopted a written statement of policy and procedures with respect to related party transactions, which was further updated in December 2023. This policy covers the review, approval or ratification of transactions between us and “related parties” (generally, directors, executive officers and their immediate family members, beneficial owners of 5% or more of any class of our securities, and any entity in which any such persons are employed, are principals, partners or hold a similar position or in which they have a beneficial interest of 5% or more). The policy generally requires that any related party transaction be approved by the Nominating and Corporate Governance Committee or its Chair in advance of the consummation or material amendment of the transaction, subject to exceptions. Under the policy, prior to entering into a related party transaction, a related party must make full written disclosure of all of the facts and circumstances relating to the transaction to our Chief Financial Officer or General Counsel, who must assess this information and decide whether it is a related party transaction. If either of the Chief Financial Officer or General Counsel makes this determination, they must submit the transaction to the Nominating and Corporate Governance Committee or to its Chair for approval.

Item 14. Principal Accounting Fees and Services.
Our Independent Registered Public Accounting Firm and Audit Fees

Grant Thornton LLP has served as our independent registered public accountant since Fiscal 2019. In January 2024, the Audit Committee approved the appointment of Deloitte & Touche LLP to replace Grant Thornton LLP as our independent registered public accountant effective upon the filing of this Annual Report.

The following is a description of the professional services performed and the fees billed by Grant Thornton LLP (in thousands):

	December 31, 2023	December 31, 2022
Audit fees(1)	$2,634	$3,753
Audit-related fees(2)	—	95
Tax fees(3)	—	90
Total	$2,634	$3,938
(1)    Audit fees consisted of fees and expenses billed by Grant Thornton associated with the annual audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. In addition, the audit fees billed in 2023 included incremental fees for required audit procedures that resulted from the consummation of the Merger.
(2)    Fees for audit-related services billed in 2022 consisted of services pertaining to our $710 million senior secured notes offering in July 2022.
(3)    Tax advice fees encompass a variety of permissible tax services, primarily including tax advice related to federal and state income tax compliance.

Grant Thornton LLP did not perform any tax or other services that impaired their independence in 2023 or 2022.

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

All of the services performed by Grant Thornton LLP in 2023 were approved in advance by the Audit Committee pursuant to the foregoing pre-approval policy and procedures. Additionally, during 2023, Grant Thornton LLP did not provide any services prohibited by the Sarbanes-Oxley Act of 2002.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
1.Consolidated Financial Statements (see Item 8).
2.All financial statement schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.
3.Exhibits.
Index to Exhibits

2.1
Indemnification Agreement, dated as of April 12, 2018, by and between Pisces Parent, LLC, Ply Gem Industries, Inc., Atrium Windows and Doors, Inc., CD&R Pisces Holdings, L.P., Clayton, Dubilier & Rice Fund X, L.P., Clayton, Dubilier & Rice Fund X-A.L.P., and Clayton, Dubilier & Rice, LLC (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

2.2
Securities Purchase Agreement by and among Nucor Insulated Panel Group Inc, Vulcraft Canada Inc., and Cornerstone Building Brands, Inc., dated as of June 5, 2021 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 and incorporated by reference herein)

2.3
Agreement and Plan of Merger, dated as of March 5, 2022, by and among Camelot Return Intermediate Holdings, LLC, Camelot Return Merger Sub. Inc., and Cornerstone Building Brands, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 7, 2022 and incorporated by reference herein)

3.1
Amended and Restated Certificate of Incorporation of Cornerstone Building Brands, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 25, 2022 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Cornerstone Building Brands, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 25, 2022 and incorporated by reference herein)
4.1
Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.2
First Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.3
Second Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.4
Third Supplemental Indenture, dated as of April 13, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.5
Fourth Supplemental Indenture, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.6
Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.7
Sixth Supplemental Indenture, dated as of February 20, 2019, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20,2019 and incorporated by reference herein)

4.8
Seventh Supplemental Indenture, dated as of May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Quarterly report on Form 10-Q for the quarter ended July 4, 2020 and incorporated by reference herein)

4.9
Eighth Supplemental Indenture, dated as of September 24, 2020, among the Company, the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current report on Form 8-K dated September 24, 2020 and incorporated by reference herein)

4.10
Ninth Supplemental Indenture, dated as of June 29, 2021, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

4.11
Tenth Supplemental Indenture, dated as of January 6, 2022, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

4.12
Eleventh Supplemental Indenture, dated as of April 22, 2022, among Metal Coaters, LLC, the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.13
Twelfth Supplemental Indenture, dated as of July 25, 2022, among the subsidiary listed on Schedule 1 thereto, the Company, each then-existing subsidiary guarantor under the Indenture referred to therein, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.14
Thirteenth Supplemental Indenture, dated as of December 21, 2022, among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.15
Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.16
First Supplemental Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.17
Second Supplemental Indenture, dated as of July 25, 2022, by and among Camelot Return Intermediate Holdings, LLC., the subsidiary guarantors party thereto, the Company and Wilmington Trust, National Association, as trustee and note collateral agent ((filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.18
Third Supplemental Indenture, dated as of December 21, 2022, by and among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.19
Notes Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Wilmington Trust, National Association as note collateral agent and trustee (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

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
†10.4
NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 31, 2016) (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.5
Form of Employment Agreement between NCI Building Systems, Inc. and named executive officers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.6
Form of Employment Agreement between NCI Building Systems, Inc. and executive officers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.8
Camelot Return Ultimate, LP 2022 Equity Incentive Plan, effective as of October 5, 2022 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

10.9
Cash Flow Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as borrower, Camelot return Intermediate Holdings, LLC, the several banks and other financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.10
First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.)., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.11
Second Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.12
Third Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.13
Increase Supplement to Cash Flow Credit Agreement, dated as of April 15, 2021, between the Company and the increasing lender party thereto (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.14
Fourth Amendment to Cash Flow Credit Agreement, dated as of April 11, 2023, by and among the Company, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 and incorporated by reference herein)

10.15
Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.16
Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.17
Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.18
Term Loan Credit Agreement, dated as of July 25, 2022, by and among the Company, the several banks and other financial institutions party thereto party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

10.19
Term Loan Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

10.20
ABL Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as parent borrower, Camelot Return Intermediate Holdings, LLC, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.21
Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.22
Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.23
Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.24
Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.25
Amendment No. 5 to ABL Credit Agreement, dated as of September 4, 2020, by and among the Company, the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.26
Amendment No. 6 to ABL Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.27
Amendment No. 7 to ABL Credit Agreement, dated as of July 25, 2022, by and among the Company., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

10.28
ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.29
ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.30
ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

†10.31
Employment Agreement by and between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Jeffrey S. Lee, dated June 17, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 and incorporated by reference herein)

†10.32
Employment Agreement entered into as of February 25, 2021, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Alena S. Brenner (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 and incorporated by reference herein)

†10.33
Employment Agreement between Cornerstone Building Brands, Inc, and Rose Lee, dated August 3, 2021 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 and incorporated by reference herein)

†10.34	Form of Executive Officer Offer Letter (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated by reference herein)
10.35
Membership Interest Purchase Agreement, dated April 10, 2022, by and between Cornerstone Building Brands, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 and incorporated by reference herein)

*†10.36	Separation agreement between Cornerstone Building Brands, Inc. and Katy Theroux, dated July 13, 2023
*†10.37	Cornerstone Building Brands, Inc. Severance Plan dated December 2, 2021
*21.1	List of Subsidiaries
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: February 23, 2024	By:	/s/ Rose Lee
Rose Lee
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date

/s/ Rose Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2024
Rose Lee
/s/ Jeffrey S. Lee	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Jeffrey S. Lee
/s/ Wayne F. Irmiter	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Wayne F. Irmiter
*	Director	February 23, 2024
Kathleen J. Affeldt
*	Director	February 23, 2024
Naomi Garlick
*	Director	February 23, 2024
Wilbert W. James, Jr.
*	Director	February 23, 2024
Daniel C. Janki
*	Director	February 23, 2024
John Krenicki, Jr.
*	Director	February 23, 2024
Timothy J. O’Brien
*	Director	February 23, 2024
Nathan K. Sleeper
*	Director	February 23, 2024
Tyler Young

*By:	/s/ Rose Lee
Rose Lee, Attorney-in-Fact