Form 10-Q
period 2024-03-30
Cornerstone Building Brands, Inc.
filed 2024-04-19
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2024

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$1,145,687	$1,279,088
Cost of sales	912,131	997,227
Gross profit	233,556	281,861
Selling, general and administrative expenses	240,845	227,801
(Loss) income from operations	(7,289)	54,060
Interest expense	(94,820)	(94,111)
Foreign exchange (loss) gain	(4,013)	2,017
Loss on extinguishment of debt	—	(563)
Other income, net	2,883	1,173
Loss before income taxes	(103,239)	(37,424)
Income tax provision (benefit)	15,334	(8,609)
Net loss	$(118,573)	$(28,815)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net loss	$(118,573)	$(28,815)
Other comprehensive income (loss) income, net of tax:
Foreign exchange translation loss	(2,181)	(963)
Unrealized gain (loss) on derivative instruments, net of income tax of $(2,484) and $3,354	8,314	(10,892)
Other comprehensive income (loss)	6,133	(11,855)
Comprehensive loss	$(112,440)	$(40,670)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$117,299	$468,877
Accounts receivable, net	617,132	596,621
Inventories	550,260	496,839
Other current assets	47,871	73,987
Total current assets	1,332,562	1,636,324
Property, plant and equipment, net	892,318	889,103
Lease right-of-use assets	399,656	365,292
Goodwill	1,685,183	1,681,764
Intangible assets, net	2,232,491	2,286,068
Other assets, net	82,493	74,790
Total assets	$6,624,703	$6,933,341
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Short-term borrowings	100,000	—
Current portion of lease liabilities	74,336	64,711
Accounts payable	242,934	255,227
Accrued income and other taxes	140,497	57,058
Employee-related liabilities	81,914	113,081
Rebates, warranties and other customer-related liabilities	125,613	151,990
Other current liabilities	103,255	129,327
Total current liabilities	897,549	800,394
Long-term debt	3,395,921	3,382,550
Long-term lease liabilities	308,367	287,304
Deferred income tax liabilities	466,009	556,935
Other long-term liabilities	254,460	261,288
Total liabilities	$5,322,306	$5,288,471

Commitments and contingencies (Note 13)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at March 30, 2024 and December 31, 2023	$—	$—
Additional paid-in capital	1,535,991	1,766,024
Accumulated deficit	(257,594)	(139,021)
Accumulated other comprehensive income	24,000	17,867
Total equity	1,302,397	1,644,870
Total liabilities and equity	$6,624,703	$6,933,341
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2023	1,000	$—	$1,766,024	$(139,021)	$17,867	$1,644,870
Other comprehensive income	—	—	—	—	6,133	6,133
Share-based compensation	—	—	1,592	—	—	1,592
Dividend to Parent	—	—	(231,625)	—	—	(231,625)
Net loss	—	—	—	(118,573)	—	(118,573)
Balance, March 30, 2024	1,000	$—	$1,535,991	$(257,594)	$24,000	$1,302,397

Balance, December 31, 2022	1,000	$—	$1,757,932	$(63,496)	$34,509	$1,728,945
Other comprehensive loss	—	—	—	—	(11,855)	(11,855)
Share-based compensation	—	—	2,492	—	—	2,492
Other	—	—	(170)	—	—	(170)
Net loss	—	—	—	(28,815)	—	(28,815)
Balance, April 1, 2023	1,000	$—	$1,760,254	$(92,311)	$22,654	$1,690,597
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net loss	$(118,573)	$(28,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,317	72,662
Amortization of debt issuance costs, debt discount and fair values	23,876	22,763
Share-based compensation expense	1,592	2,492
Non-cash lease expense	1,046	—
Gain on extinguishment of debt	—	563
Loss on sale of assets	2,452	169
Provision for credit losses	1,208	1,667
Deferred income taxes	(92,479)	(71,338)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(28,679)	43,029
Inventories	(54,213)	(20,029)
Income taxes	28,205	45,263
Prepaid expenses and other	(9,568)	3,886
Accounts payable	(17,983)	(35,096)
Accrued expenses	5,934	(140,488)
Other, net	(832)	(7,299)
Net cash flows from operating activities	(163,697)	(110,571)
Cash flows from investing activities:
Capital expenditures	(52,444)	(41,706)
Proceeds from sale of property, plant and equipment	2,776	—
Net cash flows from investing activities	(49,668)	(41,706)
Cash flows from financing activities:
Proceeds from short-term borrowings	100,000	—
Payments on term loans	(7,250)	(6,500)
Repurchases of senior notes	—	(15,500)
Dividend payment to parent	(231,625)	—
Net cash flows from financing activities	(138,875)	(22,000)
Effect of exchange rate changes on cash and cash equivalents	662	(43)
Net decrease in cash and cash equivalents	(351,578)	(174,320)
Cash and cash equivalents at beginning of period	468,877	553,551
Cash and cash equivalents cash at end of period	$117,299	$379,231
 See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
(Unaudited)

Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in Delaware. The Company is a leading exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized into three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions.

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2023 and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. Certain disclosures normally included in the Company’s Consolidated Financial Statements prepared in accordance with U.S. GAAP have been omitted on a basis consistent with the rules and regulations of the SEC.
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
Note 2 — Significant Accounting Policies
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, net sales and expenses and related disclosures of contingent assets and liabilities in the Condensed Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for obsolete inventory; the impairment of goodwill and intangible assets; establishing useful lives for and evaluating the recovery of long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; determining the fair value of contingent considerations; accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties and accounting for income taxes. Actual results may differ from the estimates used in preparing the Condensed Consolidated Financial Statements.
Cash and Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking, money market funds with original maturities of less than three months and other bank accounts.
The following table sets forth the components of cash and cash equivalents:

	March 30, 2024	December 31, 2023
Cash	$117,299	$228,975
Money market funds (Level 1 securities)	—	239,902
Total cash and cash equivalents	$117,299	$468,877

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted or any legal action taken by the Company has concluded. The Company’s allowance for expected credit losses was $6.4 million and $9.6 million at March 30, 2024 and December 31, 2023.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of March 30, 2024 and December 31, 2023 given the instruments’ relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs. U.S. GAAP requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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

In connection with certain business acquisitions, the Company periodically enters into agreements that require us to pay additional consideration to the relevant seller. These payments are contingent on the achievement of specified EBITDA targets in periods subsequent to the acquisition. The fair value of contingent consideration is based on unobservable, or Level 3, inputs including a probability-weighted average payout approach. Contingent consideration obligations are measured at fair value each reporting period and any adjustments to fair value are recognized in earnings in the period they are identified. The Company has not made any changes to the methods used to determine the fair value of its contingent consideration obligations.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
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

Note 3 — Acquisitions
Acquisitions Completed During 2023

In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal is included in the Company’s Surface Solutions reportable segment. In December 2023, the Company completed the acquisition of the Eastern Architectural Systems (“EAS”) business, whose operations are included in the Company’s Aperture Solutions reportable segment. EAS is based in Ft. Myers, Florida and manufactures custom-made aluminum and vinyl impact windows and doors.
The total purchase price for these acquisitions was $234.9 million comprised of upfront cash payments of $217.7 million and earn-out contingent consideration of $16.8 million related to the MAC Metal transaction. The EAS transaction is subject to a final working capital adjustment. The purchase price of these acquisitions was provisionally allocated to the assets acquired and liabilities assumed, which related primarily to inventory of $15.9 million, property, plant and equipment of $21.3 million, goodwill of $87.5 million, intangible assets such as, customer lists and trademarks, of $73.4 million and $34.3 million, contingent consideration of $16.8 million and noncurrent deferred income tax liabilities of $12.3 million. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisitions with our operations.
The MAC Metal acquisition earn-out is payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the applicable acquisition and payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. There was no change to the fair-value of the contingent consideration of $16.8 million, of which $7.8 million is recognized in other current liabilities and $9.0 million is recognized in other long-term liabilities on our Condensed Consolidated Balance Sheets at March 30, 2024.
2024 Pending Acquisition
In March 2024, the Company reached an agreement to acquire Harvey Building Products Corp. (“Harvey”), a manufacturer of high performing windows and doors, and its portfolio of industry leading brands: Harvey, Softlite and Thermo-Tech. Headquartered in Waltham, Massachusetts, Harvey has approximately 1,200 employees at four manufacturing facilities located throughout the Northeast and Midwest. Harvey specializes in premium, custom windows and doors primarily serving the Eastern United States (“U.S.”). The transaction is subject to regulatory approval and customary closing conditions and is expected to close in the second quarter of 2024. Upon closing, the business will be integrated into our Aperture Solutions reportable segment.
Note 4 — Inventories
The following table sets forth the components of inventories:

	March 30, 2024	December 31, 2023
Raw materials	$333,325	$291,093
Work in process	65,207	59,336
Finished goods	151,728	146,410
Total inventories	$550,260	$496,839

Note 5 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2023	$771,133	$708,423	$202,208	$1,681,764
Acquisition related measurement period adjustments(1)	(6,021)	1,660	—	(4,361)
Currency translation	(426)	(1,571)	—	(1,997)
Other(2)	6,375	783	2,619	9,777
Balance, March 30, 2024	$771,061	$709,295	$204,827	$1,685,183
(1)     Measurement period adjustments have been recorded in conjunction with the acquisition of MAC Metal and EAS during the period. See Note 3 — Acquisitions for additional information.
(2)     Other includes insignificant out-of-period corrections totaling $9.8 million, which related to matters that existed as of the date of the merger transaction during July 2022 (the “Merger”).
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life (in Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of March 30, 2024:
Customer lists and relationships	3	–	19	16	$1,884,594	$(234,546)	$1,650,048
Trademarks, trade names and other		15		13	651,698	(69,255)	582,443
Total intangible assets					$2,536,292	$(303,801)	$2,232,491

	Range of Life (in Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2023:
Customer lists and relationships	3	–	19	16	$1,883,757	$(192,473)	$1,691,284
Trademarks, trade names and other		15		14	653,992	(59,208)	594,784
Total intangible assets					$2,537,749	$(251,681)	$2,286,068
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended
	March 30, 2024	April 1, 2023
Amortization expense	$47,234	$47,904

Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance, beginning of period	$194,235	$202,463
Warranties sold	—	324
Revenue recognized	—	(612)
Expense	3,860	12,501
Claims and settlements	(4,218)	(11,292)
Reclassification of deferred warranty revenue(1)	(24,717)	—
Balance, end of period	$169,160	$203,384
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$20,083	$26,936
Noncurrent liabilities – Other long-term liabilities	149,077	176,448
Total product warranty liability	$169,160	$203,384
(1)     Reclassification of deferred warranty revenue for the Shelter Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue is recorded in other current liabilities of $2.5 million and other long-term liabilities of $23.2 million within our Condensed Consolidated Balance Sheets for three months ended March 30, 2024.
Note 7 — Debt
The following table sets forth the components of long-term debt:

		March 30, 2024				December 31, 2023
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,522,000	$(277,774)	$—	$2,244,226	$2,528,500	$(292,442)	$—	$2,236,058
Term loan facility, due August 2028	9.69%	296,250	—	(17,540)	278,710	297,000	—	(18,370)	278,630
6.125% senior notes, due January 2029	13.73%	318,699	(84,043)	—	234,656	318,699	(87,050)	—	231,649
8.750% senior secured notes, due August 2028	10.61%	710,000	—	(42,671)	667,329	710,000	—	(44,787)	665,213
Total long-term debt		$3,846,949	$(361,817)	$(60,211)	$3,424,921	$3,854,199	$(379,492)	$(63,157)	$3,411,550
Reflected as:
Current liabilities - Current maturities of long-term debt					$29,000				$29,000
Non-current liabilities - Long-term debt					3,395,921				3,382,550
Total long-term debt					$3,424,921				$3,411,550
Fair value - Senior notes - Level 1					$1,014,670				$988,702
Fair value - Term loans - Level 2(2)					2,810,824				2,835,596
Total fair value					$3,825,494				$3,824,298
(1)    In July 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
(2)    Term loans are classified within Level 2 of the fair value hierarchy because they are valued based on quoted market prices.

Repurchase of 6.125% Senior Notes due January 2029
The Company repurchased an aggregate principal amount of $21.7 million of 6.125% Senior Notes for $15.5 million in cash during the three months ended April 1, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a loss of $0.6 million, recognized as a loss on extinguishment in the debt in the Condensed Consolidated Statements of Loss for the three months ended April 1, 2023. There were no repurchases of the Company’s 6.125% Senior Notes during the three months ended March 30, 2024.
Short-Term Borrowings
The following table sets forth the Company’s availability under its revolving credit facilities:

	March 30, 2024			December 31, 2023
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due July 2027(1)	$850,000	$5,000	$42,000	$850,000	$—	$47,000
Cash flow revolver(2)	92,000	—	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due July 2027(1)	95,000	95,000	—	95,000	—	—
Total	$1,037,000	$100,000	$42,000	$1,037,000	$—	$47,000
(1)     As of March 30, 2024, borrowings on revolving credit facilities are included within short-term borrowings and classified as a current liability on the Condensed Consolidated Balance Sheets.
(2)     Cash flow revolver commitment of $92.0 million will mature in April 2026.
Covenant Compliance
The ABL Credit Agreement includes a minimum fixed charge coverage ratio of 1.00:1.00, which is tested only when specified availability is less than 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days. The Cash Flow Credit Agreement includes a financial covenant set at a maximum secured leverage ratio of 7.75:1.00, which will apply if the outstanding amount of loans and drawings under letters of credit which have not then been reimbursed exceeds a specified threshold at the end of any fiscal quarter.
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of March 30, 2024.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

April 2021 Swaps
Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at March 30, 2024 - Other assets, net	$72,540
Fair value at December 31, 2023 - Other assets, net	$64,704
Level in fair value hierarchy(1)	Level 2
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
Note 8 — Accumulated Other Comprehensive Income
The following tables set forth the change in accumulated other comprehensive income attributable to the Company by each component of accumulated other comprehensive income, net of applicable income taxes:

	Foreign Currency Translation Adjustments	Derivative Instruments	Unrecognized Gain on Retirement Benefits	Total Accumulated Other Comprehensive Income
Balance, December 31, 2023	$(9,553)	$26,600	$820	$17,867
Activity	(2,181)	8,314	—	6,133
Balance, March 30, 2024	$(11,734)	$34,914	$820	$24,000

Balance, December 31, 2022	$(6,789)	$40,962	$336	$34,509
Activity	(963)	(10,892)	—	(11,855)
Balance, April 1, 2023	$(7,752)	$30,070	$336	$22,654

Note 9 — Share-Based Compensation
Pre-Merger Awards
In connection with the Merger in July 2022, under which Cornerstone Building Brands became a privately held company, unvested share-based compensation awards that were previously granted to key employees and executives were cancelled and converted into a contingent contractual right to receive a cash payment from the Company upon vesting. The Company had $27.6 million at December 31, 2023 and $3.0 million at March 30, 2024 classified as a current liability within employee-related liabilities on its Condensed Consolidated Balance Sheets. The Company paid out $24.7 million of cash to settle Pre-Merger Awards in March 2024.
The Company recognized $1.5 million as expense in the three months ended March 30, 2024 and a gain of $4.8 million for the three months ended April 1, 2023. These amounts are included in selling, general and administrative expense on the Condensed Consolidated Statements of Loss. The gain during the three months ended April 1, 2023 resulted from the Company updating its vesting expectations for certain performance share units.

Incentive Unit Awards
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership”). The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the three months ended March 30, 2024, 24,010 incentive units were granted at an average grant date fair value of $46.71 per incentive unit. For the three months ended March 30, 2024, the Company recognized $1.6 million of expense from incentive units and the Company estimates that the unrecognized expense is expected to be recognized over a weighted-average period of 3.6 years totaling $29.5 million. During the three months ended April 1, 2023, the Company recognized $2.5 million of expense related to incentive units.
Note 10 — Equity Transactions
Dividend
In January 2024, the Board of Directors approved the payment of a dividend on our common stock in the aggregate amount of $231.6 million, which was received by our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”), and further distributed to Camelot Return Parent, LLC (“Camelot Return Parent”), an indirect parent of the Company. Camelot Return Parent used the funds received to redeem all 1,950,000 preferred units of Camelot Return Parent held by CD&R Pisces Holdings, L.P.
Note 11 — Income Taxes
The Company’s effective tax rate includes state income taxes, foreign tax rate differentials and changes in the valuation allowance. The following table sets forth the effective tax rate for the three months ended March 30, 2024 and three months ended April 1, 2023:

	Three Months Ended
	March 30, 2024	April 1, 2023
Effective tax rate	(14.9)%	23.0%
The change in the effective tax rate for the three months ended March 30, 2024 compared to the three months ended April 1, 2023 is due to the change in state tax expense period over period.
Note 12 — Reportable Segment and Geographical Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about our five operating segments, for the purposes of allocating resources and evaluating financial performance. The Company is organized into three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions, which operate principally in the U.S. with limited operations in Canada.
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
Management monitors the operational results of its reportable segments separately for purposes of making decisions about resources and evaluating performance. Management evaluates performance on the basis of segment earnings before interest, income taxes, depreciation and amortization (“Adjusted reportable segment EBITDA”).

Corporate operating expenses are not allocated to reportable segments. Corporate and Other consists specifically of corporate operating expenses that are generally not allocated to reportable segments, related-party management fees and other items that are not assigned or allocated to reportable segments. Any intercompany revenues or expenses are eliminated in consolidation.
The following table sets forth net sales, Adjusted reportable segment EBITDA and a reconciliation to income before income taxes:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales:
Aperture Solutions	$529,840	$604,569
Surface Solutions	274,336	268,591
Shelter Solutions	341,511	405,928
Total net sales	$1,145,687	$1,279,088
Adjusted reportable segment EBITDA:
Aperture Solutions	$44,880	$64,793
Surface Solutions	43,235	26,307
Shelter Solutions	56,077	83,414
Total adjusted reportable segment EBITDA	144,192	174,514
Corporate and Other	(57,164)	(47,792)
Depreciation and amortization	(94,317)	(72,662)
Interest expense	(94,820)	(94,111)
Foreign exchange (loss) gain	(4,013)	2,017
Loss on extinguishment of debt	—	(563)
Other income, net	2,883	1,173
Loss before income taxes	$(103,239)	$(37,424)
The following table sets forth net sales disaggregated by reportable segment:

	Three Months Ended
	March 30, 2024	April 1, 2023
Aperture Solutions:
Vinyl windows	$508,438	$567,193
Aluminum windows and other	21,402	37,376
Total	$529,840	$604,569
Surface Solutions:
Vinyl siding	$134,464	$132,185
Metal siding	76,017	60,437
Injection molded siding	11,696	12,486
Stone	14,122	18,019
Stone veneer installation and other	38,037	45,464
Total	$274,336	$268,591
Shelter Solutions:
Metal building products	$341,511	$405,928
Total	$341,511	$405,928
Total net sales	$1,145,687	$1,279,088

The following table sets forth total assets disaggregated by reportable segment:

	March 30, 2024	December 31, 2023
Total assets:
Aperture Solutions	$2,944,230	$2,934,102
Surface Solutions	2,256,756	2,268,443
Shelter Solutions	1,132,731	1,111,679
Corporate	290,986	619,117
Total assets	$6,624,703	$6,933,341
Note 13 — Commitments and Contingencies
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company may become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, including applicable benefit and pension plans, intellectual property, securities, personal injury, property damage, product liability, warranty and modification, adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance.
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.5 million as of March 30, 2024 and $8.8 million as of December 31, 2023 for certain subsurface investigation and remedial matters.
Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In July 2022, and pursuant to an Agreement and Plan of Merger dated March 5, 2022, Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owner of Cornerstone Building Brands. In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss.

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorneys’ fees, expenses, and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay the litigation. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition.
Note 14 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Three Months Ended
	March 30, 2024	April 1, 2023
Supplemental cash flow information:
Interest paid	$92,289	$89,062
Income taxes (refunded) paid	$(4,223)	$1,521

CORNERSTONE BUILDING BRANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods presented (the “MD&A”). This information should be read in conjunction with the Condensed Consolidated Financial Statements included herein “Item 1. Condensed Consolidated Financial Statements” and the Condensed Consolidated Financial Statements and the Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
•Challenging macroeconomic conditions affecting the residential, commercial and repair and remodeling construction industry and markets, including increasing interest rates and demand in new construction and repair and remodeling;
•Commodity price volatility or limited availability of raw materials, including steel, polyvinyl chloride (“PVC”) resin, aluminum and glass due to supply chain disruptions;
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

•Global climate change and compliance with new or changed laws or regulations relating to environmental, social and governance;
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
•Exchange rate fluctuations;
•Downgrades of our credit ratings;
•The effect of increased interest rates on our ability to service our debt; and
•Other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, in Part I, Item 1A in the 2023 Form 10-K and other filings we make with the Securities Exchange Commission.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in Item 1A in this Quarterly Report on Form 10-Q in Part I, Item 1A in the 2023 Form 10-K and other filings we make with the Securities and Exchange Commission. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
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

We are mindful of the harmful effects of global climate change and the contributions to climate change from manufacturing operations and the end-use of building construction products. We have made and continue to make progress on our work related to sustainability matters.
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated and the changes between periods:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Net sales	$1,145,687	$1,279,088
Gross profit	233,556	281,861
% of net sales	20.4%	22.0%
Selling, general and administrative expenses	240,845	227,801
% of net sales	21.0%	17.8%
(Loss) income from operations	(7,289)	54,060
% of net sales	(0.6)%	4.2%
Interest expense	(94,820)	(94,111)
Foreign exchange (loss) gain	(4,013)	2,017
Loss on extinguishment of debt	—	(563)
Other income, net	2,883	1,173
Loss before income taxes	(103,239)	(37,424)
Income tax provision (benefit)	15,334	(8,609)
Net loss	$(118,573)	$(28,815)
Non-GAAP financial measure – Adjusted EBITDA*	$106,941	$141,180
% of net sales	9.3%	11.0%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales decreased $133.4 million, or 10.4%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, mainly due to lower volume across all reportable segments, partially offset by the strategic acquisitions of M.A.C. Métal Architectural Inc. (“MAC Metal”) in August 2023 and Eastern Architectural Systems (“EAS”) in December 2023.
Gross profit as a percentage of net sales was 20.4% for the three months ended March 30, 2024, compared to 22.0% for the three months ended April 1, 2023. The decrease was driven by lower volumes, partially offset by manufacturing net efficiencies.
Selling, general and administrative expenses increased $13.0 million, or 5.7%, for the three months ended March 30, 2024, compared to the three months ended April 1, 2023. The increase was mainly due to higher employee compensation expenses, related to the timing of long-term incentive compensation accruals.
Other income, net, increased by $1.7 million for the three months ended March 30, 2024, compared to the three months ended April 1, 2023 mainly due to higher interest income earned on our cash and cash equivalents.
Interest expense increased by $0.7 million for the three months ended March 30, 2024, compared to the three months ended April 1, 2023. The following table sets forth the components of interest expense:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Interest on outstanding borrowings	$83,928	$80,179
Cash impact of interest rate swaps	(13,019)	(9,039)
Amortization of interest rate swap fair value(1)	2,962	2,995
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	20,914	19,768
Other	35	208
Total interest expense	$94,820	$94,111
(1)The fair value adjustments were made in connection with the Merger in July 2022.
Foreign exchange (loss) gain was $4.0 million of loss for the three months ended March 30, 2024 compared to $2.0 million of gains for the three months ended April 1, 2023. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Loss on extinguishment of debt included a loss of $0.6 million for the three months ended April 1, 2023, which resulted from the repurchase of our 6.125% Senior notes due January 2029 (“the 6.125% Senior Notes”) during the three months ended April 1, 2023. No repurchases were made during the three months ended March 30, 2024.
Income tax provision (benefit) increased by $23.9 million for the three-month period ended March 30, 2024 compared to the three months ended April 1, 2023 mainly due to increased state tax expense.
Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Net sales:
Aperture Solutions	$529,840	$604,569
Surface Solutions	274,336	268,591
Shelter Solutions	341,511	405,928
Total net sales	$1,145,687	$1,279,088

Adjusted reportable segment EBITDA:
Aperture Solutions	$44,880	$64,793
Surface Solutions	43,235	26,307
Shelter Solutions	56,077	83,414
Corporate and Other	(57,164)	(47,792)
Depreciation and amortization	(94,317)	(72,662)
Income (loss) from operations	$(7,289)	$54,060
Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Net sales	$529,840	$604,569
Adjusted reportable segment EBITDA	$44,880	$64,793
% of net sales	8.5%	10.7%
Depreciation and amortization	$41,438	$35,925

Net sales for the three months ended March 30, 2024 decreased $74.7 million, or 12.4%, mainly driven by lower volumes, partially offset by the strategic acquisition of EAS in December 2023.
Adjusted reportable segment EBITDA for the three months ended March 30, 2024 decreased $19.9 million, mainly due to lower volumes, partially offset by manufacturing net efficiencies and the strategic acquisition of EAS in December 2023.
Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Net sales	$274,336	$268,591
Adjusted reportable segment EBITDA	$43,235	$26,307
% of net sales	15.8%	9.8%
Depreciation and amortization	$26,530	$29,333
Net sales for the three months ended March 30, 2024 increased by $5.7 million, or 2.1%, mainly driven by the strategic acquisition of MAC Metal in August 2023 and favorable price and product mix, partially offset by lower volume.
Adjusted reportable segment EBITDA for the three months ended March 30, 2024 increased $16.9 million, mainly due to favorable price and product mix net of inflation, net manufacturing efficiencies and the strategic acquisition of MAC Metal in August 2023, partially offset by lower volumes and higher selling, general and administrative costs.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Net sales	$341,511	$405,928
Adjusted reportable segment EBITDA	$56,077	$83,414
% of net sales	16.4%	20.5%
Depreciation and amortization	$25,638	$5,800
Net sales for the three months ended March 30, 2024 decreased $64.4 million, or 15.9%, mainly driven by lower volumes and unfavorable product and price mix.
Adjusted reportable segment EBITDA for the three months ended March 30, 2024 decreased $27.3 million, mainly due to lower volumes, unfavorable product and price mix net of inflation partially offset by manufacturing net efficiencies.
Corporate and Other
The following table sets forth Corporate and other:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Corporate costs	$37,251	$33,334
Strategic development and acquisition related costs	4,074	7,622
Long-term incentive plan compensation	10,514	(2,355)
Facility closure charges and employee separation	1,526	8,822
Other	3,799	369
Total Corporate and Other	$57,164	$47,792
Corporate costs increased by $3.9 million for the three months ended March 30, 2024, mainly due to higher employee compensation expenses.

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Depreciation:
Cost of sales	$40,932	$19,351
Selling, general and administrative expenses	6,151	5,407
Total depreciation	47,083	24,758
Amortization — Selling, general and administrative expenses	47,234	47,904
Total depreciation and amortization	$94,317	$72,662
Depreciation and amortization increased by $21.7 million for the three months ended March 30, 2024 compared to April 1, 2023, primarily due to shortened useful lives and a higher depreciable base as a result of the merger transaction during July 2022 (the “Merger”) and the strategic acquisition of MAC Metal during August 2023 and EAS during December 2023.
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
Furthermore, the presentation of this non-GAAP financial measure supplements other metrics we use to internally evaluate our business and facilitates the comparison of past and present operations. The non-GAAP financial measure we use may differ from non-GAAP financial measures used by other companies and other companies may not define non-GAAP financial measures we use in the same way.
Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Net loss	$(118,573)	$(28,815)
Interest expense	94,820	94,111
Foreign exchange (gain) loss	4,013	(2,017)
Gain on extinguishment of debt	—	563
Other income, net	(2,883)	(1,173)
Income tax provision (benefit)	15,334	(8,609)
(Loss) income from operations	(7,289)	54,060
Depreciation and amortization	94,317	72,662
Strategic development and acquisition related costs	4,074	7,622
Long-term incentive plan compensation(1)	10,514	(2,355)
Facility closure charges and employee separation	1,526	8,822
Other	3,799	369
Adjusted EBITDA	$106,941	$141,180
(1)Reflects expenses related to long-term incentive compensation plans, which primarily includes awards that were granted prior to the Merger (“Pre-Merger Awards”) and incentive unit grants that occurred subsequent to the Merger.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 12 — Reportable Segment and Geographical Information, included herein, for the reconciliation of adjusted reportable segment EBITDA to loss before income taxes. Adjusted reportable segment EBITDA is the only measure of segment profit used by our chief operating decision maker.

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
We may from time to time take steps to reduce our debt. These actions may include repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt and we would continue to reflect the debt as outstanding in our Condensed Consolidated Balance Sheets.
The following table sets forth our total net liquidity position as of March 30, 2024:

(Amounts in thousands)	Amount
Cash and cash equivalents	$117,299
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	100,000
Letters of credit outstanding and priority payables	42,000
Net credit facility	895,000
Net liquidity	$1,012,299
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
Cash Flows

	Three Months Ended
(Amounts in thousands)	March 30, 2024	April 1, 2023
Cash flows from operating activities	$(163,697)	$(110,571)
Cash flows from investing activities	$(49,668)	$(41,706)
Cash flows from financing activities	$(138,875)	$(22,000)
Cash Flows From Operating Activities
Net cash from operating activities consists mainly of: (i) cash collections on credit sales to our customers, (ii) purchases of commodity based raw materials, (iii) labor and other employee-related expenditures, (iv) other non-labor costs, such as, among other items, supplies, insurance, advertising and marketing costs, (v) interest paid on our long-term debt and (vi) payments for income taxes.
Net cash from operating activities was $(163.7) million for the three months ended March 30, 2024, a decrease from the $(110.6) million used in operations in the prior year. Lower volumes, higher core working capital, consisting of accounts receivable, inventories and accounts payable, were offset by the timing of incentive compensation plan payouts and the impact of the acquisitions.

Cash Flows From Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash from investing activities was $(49.7) million for the three months ended March 30, 2024 compared to $(41.7) million used in investing activities for the three months ended April 1, 2023. The $8.0 million decrease is mainly driven by an increase in capital expenditures during the three months ended March 30, 2024 compared to the three months ended April 1, 2023.
Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash from financing activities was $(138.9) million for the three months ended March 30, 2024 compared to $(22.0) million used in financing activities for the three months ended April 1, 2023. The increase of $116.9 million is mainly driven by the dividend payment of $231.6 million made to Camelot Parent, partially offset by $100.0 million in additional short-term borrowings during the three months ended March 30, 2024.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of March 30, 2024 the Company had total future lease payments of $617.2 million, with $74.3 million payable within 12 months.
Debt
We have certain long-term debt instruments outstanding. As of March 30, 2024 the Company had total future payments of $3.9 billion, with $129.0 million payable within 12 months. See Note 7 — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for additional information.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 30, 2024. Refer to the 2023 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the three months ended March 30, 2024. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures by a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed with an objective to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of March 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceeding.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 13 — Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The risks disclosed in the 2023 Form 10-K, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition or results of operations. We believe there have been no other material changes in our risk factors from those disclosed in the 2023 Form 10-K.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*†10.1	Form of Notice of Amendment to the Cornerstone Building Brands, Inc. Severance Plan
*†10.2	Form of Amendment to Employment Agreement
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: April 19, 2024	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: April 19, 2024	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer