Form 10-Q
period 2024-06-29
Cornerstone Building Brands, Inc.
filed 2024-07-19
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2024

or

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,364,302	$1,428,218	$2,509,989	$2,707,306
Cost of sales	1,047,171	1,130,381	1,959,302	2,127,608
Gross profit	317,131	297,837	550,687	579,698
Selling, general and administrative expenses	247,029	247,006	487,874	474,807
Income from operations	70,102	50,831	62,813	104,891
Interest expense	(106,747)	(92,314)	(201,567)	(186,425)
Foreign exchange (loss) gain	(2,773)	4,430	(6,786)	6,447
Gain (loss) on extinguishment of debt	—	379	—	(184)
Other income, net	673	3,632	3,556	4,805
Loss before income taxes	(38,745)	(33,042)	(141,984)	(70,466)
Income tax benefit	(31,524)	(10,716)	(16,190)	(19,325)
Net loss	$(7,221)	$(22,326)	$(125,794)	$(51,141)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(7,221)	$(22,326)	$(125,794)	$(51,141)
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(89)	483	(2,270)	(480)
Unrealized (loss) gain on derivative instruments, net of income tax of $592 , $(4,573), $(1,892) and $(1,219)	(2,020)	14,854	6,294	3,962
Other comprehensive (loss) income	(2,109)	15,337	4,024	3,482
Comprehensive loss	$(9,330)	$(6,989)	$(121,770)	$(47,659)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$122,299	$468,877
Accounts receivable, net	699,714	596,621
Inventories	619,185	496,839
Other current assets	77,553	73,987
Total current assets	1,518,751	1,636,324
Property, plant and equipment, net	930,791	889,103
Lease right-of-use assets	537,024	365,292
Goodwill	1,959,830	1,681,764
Intangible assets, net	2,341,265	2,286,068
Other assets, net	83,010	74,790
Total assets	$7,370,671	$6,933,341
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$31,500	$29,000
Short-term borrowings	160,000	—
Current portion of lease liabilities	79,920	64,711
Accounts payable	255,921	255,227
Accrued income and other taxes	73,354	57,058
Employee-related liabilities	82,551	113,081
Rebates, warranties and other customer-related liabilities	168,633	151,990
Other current liabilities	139,627	129,327
Total current liabilities	991,506	800,394
Long-term debt	3,901,852	3,382,550
Long-term lease liabilities	427,309	287,304
Deferred income tax liabilities	489,914	556,935
Other long-term liabilities	265,838	261,288
Total liabilities	$6,076,419	$5,288,471

Commitments and contingencies (Note 13)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at June 29, 2024 and December 31, 2023	$—	$—
Additional paid-in capital	1,537,176	1,766,024
Accumulated deficit	(264,815)	(139,021)
Accumulated other comprehensive income	21,891	17,867
Total equity	1,294,252	1,644,870
Total liabilities and equity	$7,370,671	$6,933,341
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, March 30, 2024	1,000	$—	$1,535,991	$(257,594)	$24,000	$1,302,397
Other comprehensive loss	—	—	—	—	(2,109)	(2,109)
Share-based compensation	—	—	1,185	—	—	1,185
Net loss	—	—	—	(7,221)	—	(7,221)
Balance, June 29, 2024	1,000	$—	$1,537,176	$(264,815)	$21,891	$1,294,252

Balance, April 1, 2023	1,000	$—	$1,760,254	$(92,311)	$22,654	$1,690,597
Other comprehensive income	—	—	—	—	15,337	15,337
Share-based compensation	—	—	2,485	—	—	2,485
Net loss	—	—	—	(22,326)	—	(22,326)
Balance, July 1, 2023	1,000	$—	$1,762,739	$(114,637)	$37,991	$1,686,093

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2023	1,000	$—	$1,766,024	$(139,021)	$17,867	$1,644,870
Other comprehensive income	—	—	—	—	4,024	4,024
Share-based compensation	—		2,777	—	—	2,777
Dividend to Parent	—	—	(231,625)	—	—	(231,625)
Net loss	—	—	—	(125,794)	—	(125,794)
Balance, June 29, 2024	1,000	$—	$1,537,176	$(264,815)	$21,891	$1,294,252

Balance, December 31, 2022	1,000	$—	$1,757,932	$(63,496)	$34,509	$1,728,945
Other comprehensive income	—	—	—	—	3,482	3,482
Share-based compensation	—	—	4,977	—	—	4,977
Other	—	—	(170)	—	—	(170)
Net loss	—	—	—	(51,141)	—	(51,141)
Balance, July 1, 2023	1,000	$—	$1,762,739	$(114,637)	$37,991	$1,686,093
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net loss	$(125,794)	$(51,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,855	237,824
Amortization of debt issuance costs, debt discount and fair values	48,369	44,955
Share-based compensation expense	2,777	4,977
Non-cash lease expense	2,957	4,391
Loss on extinguishment of debt	—	184
Loss (gain) on sale of assets	2,242	(5)
Amortization of inventory and other fair value step ups	1,180	—
Change in fair value of contingent consideration	1,443	—
Unrealized loss (gain) on foreign currency exchange rates	6,786	(2,200)
Provision for credit losses	3,024	3,858
Deferred income taxes	(98,410)	(89,458)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(88,509)	(57,882)
Inventories	(106,718)	17,206
Income taxes	15,011	27,404
Prepaid expenses and other current assets	(5,318)	12,576
Accounts payable	(8,258)	(24,370)
Accrued expenses	(41,120)	(97,612)
Other, net	(8,977)	(9,582)
Net cash flows from operating activities	(206,460)	21,125
Cash flows from investing activities:
Acquisitions, net of cash acquired	(450,995)	—
Capital expenditures	(102,076)	(79,100)
Proceeds from sale of property, plant and equipment	3,075	—
Net cash flows from investing activities	(549,996)	(79,100)
Cash flows from financing activities:
Proceeds from short-term borrowings	650,000	—
Repayments of short-term borrowings	(490,000)	—
Proceeds from term loans	500,000	—
Payments on term loans	(14,500)	(14,500)
Repurchases of senior notes	—	(33,885)
Payments of financing costs	(5,312)	—
Dividend payment to parent	(231,625)	—
Net cash flows from financing activities	408,563	(48,385)
Effect of exchange rate changes on cash and cash equivalents	1,315	(2,063)
Net decrease in cash and cash equivalents	(346,578)	(108,423)
Cash and cash equivalents at beginning of period	468,877	553,551
Cash and cash equivalents cash at end of period	$122,299	$445,128
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
The following table sets forth the components of cash and cash equivalents:

	June 29, 2024	December 31, 2023
Cash	$122,299	$228,975
Money market funds (Level 1 securities)	—	239,902
Total cash and cash equivalents	$122,299	$468,877

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted or any legal action taken by the Company has concluded. The Company’s allowance for expected credit losses was $5.8 million and $9.6 million at June 29, 2024 and December 31, 2023.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of June 29, 2024 and December 31, 2023 given the instruments’ relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs. U.S. GAAP requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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

Note 3 — Acquisitions
Acquisitions Completed during the Current Year
In July 2024, the Company completed the acquisition of Mueller Supply Company, Inc. (“Mueller”) for a purchase price of $497.1 million, including a base purchase price of $475.0 million, as well as closing date cash and working capital. The transaction is subject to certain customary adjustments. Mueller is a leading manufacturer of residential metal roofing and components and steel buildings in Texas and the Southwest. The acquisition was funded through borrowing under the Company’s revolving credit facilities further discussed in Note 7. The business will be integrated into our Shelter Solutions reportable segment.
Acquisition of Harvey Building Products Corp.
In April 2024, the Company completed the acquisition of Harvey Building Products Corp. (“Harvey”) for a purchase price of $460.8 million, subject to certain customary adjustments. Harvey is a manufacturer of high performing windows and doors, and its portfolio of industry leading brands include Harvey, Softlite and Thermo-Tech. Headquartered in Waltham, Massachusetts, Harvey has approximately 1,200 employees at four manufacturing facilities located throughout the Northeast and Midwest. Harvey specializes in premium, custom windows and doors primarily serving the Eastern United States (“U.S.”). This acquisition was funded through issuing long-term debt further discussed in Note 7. Harvey is included in the Company’s Aperture Solutions reportable segment.
The purchase price allocation below is based upon provisional information and is subject to revision during the measurement period (up to one year from the acquisition date) as additional information concerning valuations is obtained. During the measurement period, as the Company obtains new information regarding facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation, which may include, but are not limited to, adjustments pertaining to intangible assets acquired, property, plant and equipment acquired and tax liabilities assumed.
The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalent	$10,423
Accounts receivable	26,723
Inventories	20,027
Property, plant and equipment	40,747
Lease right-of-use assets	124,271
Goodwill	271,827
Trade name and customer relationship intangibles	159,300
Other assets	3,829
Total assets acquired	657,147
Accounts payable and other liabilities assumed	55,108
Lease liabilities	106,613
Deferred income tax liabilities	34,587
Total liabilities assumed	196,308
Net assets acquired	$460,839
The transaction was accounted for using the acquisition method and, as a result, tangible and intangible assets acquired, and liabilities assumed were recorded at their estimated fair values as of the acquisition date in April 2024. Any excess consideration over the fair value of the assets and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is completed. The Company identified intangible assets for customer relationships, trade names and certain other intangibles. Intangible assets are amortized on a straight-line basis over their expected useful lives. The provisional fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life (years)
Customer relationships	$113,400	19
Trade names and other	45,900	15
Total	$159,300
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. The acquisition of Harvey resulted in the recognition of $271.8 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition with our operations. Goodwill created as a result of the acquisition of Harvey is not expected to be deductible for tax purposes. A net deferred tax liability of $34.6 million was established as a result of the acquisition.
Acquisitions Completed During the Prior Year
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
The total purchase price for these acquisitions was $235.5 million, comprised of upfront cash payments of $217.7 million and earn-out contingent consideration of $16.8 million related to the MAC Metal transaction. The purchase price of these acquisitions was provisionally allocated to the assets acquired and liabilities assumed, which related primarily to inventory of $15.9 million, property, plant and equipment of $21.3 million, goodwill of $88.4 million, intangible assets such as, customer lists and trademarks, of $73.4 million and $34.3 million, contingent consideration of $16.8 million and noncurrent deferred income tax liabilities of $12.3 million. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisitions with our operations.
The MAC Metal acquisition earn-out is payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the applicable acquisition and payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. There was an increase of $1.4 million in contingent consideration during the six months ended June 29, 2024 to $18.2 million, of which $8.2 million is recognized in other current liabilities and $10.0 million is recognized in other long-term liabilities on our Condensed Consolidated Balance Sheets at June 29, 2024.
Note 4 — Inventories
The following table sets forth the components of inventories:

	June 29, 2024	December 31, 2023
Raw materials	$341,945	$291,093
Work in process	108,618	59,336
Finished goods	168,622	146,410
Total inventories	$619,185	$496,839

Note 5 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2023	$771,133	$708,423	$202,208	$1,681,764
Impact of acquisitions and related measurement period adjustments(1)	266,718	1,660	—	268,378
Currency translation	(600)	(2,231)	—	(2,831)
Other(2)	5,504	586	6,429	12,519
Balance, June 29, 2024	$1,042,755	$708,438	$208,637	$1,959,830
(1)     Measurement period adjustments have been recorded in conjunction with the acquisition of MAC Metal and EAS during the period. See Note 3 — Acquisitions for additional information.
(2)     Other includes insignificant out-of-period corrections totaling $12.5 million, which related to matters that existed as of the date of the merger transaction during July 2022 (the “Merger”).
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life (in Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of June 29, 2024:
Customer lists and relationships	3	–	19	16	$1,996,771	$(271,450)	$1,725,321
Trademarks, trade names and other		15		13	696,983	(81,039)	615,944
Total intangible assets					$2,693,754	$(352,489)	$2,341,265

	Range of Life (in Years)			Weighted Average Amortization Period Remaining (Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2023:
Customer lists and relationships	3	–	19	16	$1,883,757	$(192,473)	$1,691,284
Trademarks, trade names and other		15		14	653,992	(59,208)	594,784
Total intangible assets					$2,537,749	$(251,681)	$2,286,068
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amortization expense	$48,965	$33,698	$96,199	$81,602

Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Six Months Ended
	June 29, 2024	July 1, 2023
Balance, beginning of period	$194,235	$202,463
Warranties sold	—	659
Revenue recognized	—	(1,223)
Expense	4,569	22,004
Claims and settlements	(4,715)	(21,695)
Impact of acquisitions	11,898	—
Reclassification of deferred warranty revenue(1)	(24,717)	—
Balance, end of period	$181,270	$202,208
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$21,557	$26,654
Noncurrent liabilities – Other long-term liabilities	159,713	175,554
Total product warranty liability	$181,270	$202,208
(1)     Reclassification of deferred warranty revenue for the Shelter Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue is recorded in other current liabilities of $2.9 million and other long-term liabilities of $23.2 million within our Condensed Consolidated Balance Sheets for six months ended June 29, 2024.
Note 7 — Debt
The following table sets forth the components of long-term debt:

		June 29, 2024				December 31, 2023
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,515,500	$(262,784)	$—	$2,252,716	$2,528,500	$(292,442)	$—	$2,236,058
Term loan facility, due August 2028	9.69%	295,500	—	(16,693)	278,807	297,000	—	(18,370)	278,630
Term loan facility, due May 2031	10.02%	500,000	—	(5,312)	494,688	—	—	—	—
6.125% senior notes, due January 2029	13.73%	318,699	(81,003)	—	237,696	318,699	(87,050)	—	231,649
8.750% senior secured notes, due August 2028	10.61%	710,000	—	(40,555)	669,445	710,000	—	(44,787)	665,213
Total long-term debt		$4,339,699	$(343,787)	$(62,560)	$3,933,352	$3,854,199	$(379,492)	$(63,157)	$3,411,550
Reflected as:
Current liabilities - Current maturities of long-term debt					$31,500				$29,000
Non-current liabilities - Long-term debt					3,901,852				3,382,550
Total long-term debt					$3,933,352				$3,411,550
Fair value - Senior notes - Level 1					$958,045				$988,702
Fair value - Term loans - Level 2(2)					3,265,653				2,835,596
Total fair value					$4,223,698				$3,824,298
(1)    In July 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
(2)    Term loans are classified within Level 2 of the fair value hierarchy because they are valued based on quoted market prices.

Fifth Amendment to the Cash Flow Credit Agreement
On May 15, 2024, the Company entered into a Fifth Amendment to the Cash Flow Credit Agreement, dated as of April 12, 2018, to incur a new incremental term loan facility (the “Term Loan Facility, due May 2031”) in the aggregate principal amount of $500.0 million, maturing on May 15, 2031. The Term Loan Facility, due May 2031, amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon maturity.
The Term Loan Facility, due May 2031 bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) a Term SOFR rate (subject to a floor of 0.50%) plus an applicable margin of 4.50% per annum or (ii) an alternate base rate plus an applicable margin of 3.50% per annum.
The Term Loan Facility, due May 2031 and previous borrowings under the Cash Flow Credit Agreement may be prepaid at the Company’s option at any time, subject to minimum principal amount requirements. Prepayments of the Term Loan Facility, due May 2031 in connection with a repricing transaction on or prior to November 15, 2024, are subject to a 1.00% prepayment premium. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs). The Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
Repurchase of 6.125% Senior Notes due January 2029
The Company repurchased an aggregate principal amount of $25.2 million and $46.8 million of 6.125% Senior Notes for $18.4 million and $33.9 million in cash during the three and six months ended July 1, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a gain of $0.4 million and a loss of $0.2 million during the three and six months ended July 1, 2023. There were no repurchases of the Company’s 6.125% Senior Notes during the three and six months ended June 29, 2024.
Short-Term Borrowings
The following table sets forth the Company’s availability under its revolving credit facilities:

	June 29, 2024			December 31, 2023
	Available	Borrowings	Letters of Credit and Priority Payables	Available	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$65,000	$46,000	$850,000	$—	$47,000
Cash flow revolver(2)	92,000	—	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	—	—
Total	$1,037,000	$160,000	$46,000	$1,037,000	$—	$47,000
(1)     As of June 29, 2024, borrowings on revolving credit facilities are included within short-term borrowings and classified as a current liability on the Condensed Consolidated Balance Sheets.
(2)     Cash flow revolver commitment of $92.0 million will mature in May 2029.
In July 2024, the Company borrowed $550.0 million under its revolving credit facilities principally to finance the acquisition of Mueller.
Eighth Amendment to the ABL Credit Agreement
On May 15, 2024, the Company entered into Amendment No. 8 to the ABL Credit Agreement (“Amendment No. 8”), which amended the ABL Credit Agreement in order to terminate the existing revolving commitments of each of the Extending Revolving Credit Lenders originally maturing on July 25, 2027 (the “Existing ABL Commitments”), and replace such Existing ABL Commitments with an extended revolving commitment of $945.0 million maturing on May 15, 2029, subject to the outstanding aggregate principal amount. As of May 15, 2024, following consummation of Amendment No. 8, there were $55.0 million of revolving loans drawn and $43.3 million of letters of credit issued under the ABL Facility.

Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible inventory, eligible accounts receivable and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings.
Loans outstanding under the ABL Facility bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a Term SOFR rate (subject to a SOFR floor of —%) plus an applicable margin ranging from 1.25% to 1.75% per annum depending on the average daily excess availability under the ABL Facility or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum depending on the average daily excess availability under the ABL Facility. Additionally, unused commitments under the ABL Facility are subject to a 0.25% per annum fee.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of June 29, 2024.
Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

April 2021 Swaps
Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at June 29, 2024 - Other assets, net	$66,900
Fair value at December 31, 2023 - Other assets, net	$64,704
Level in fair value hierarchy(1)	Level 2
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

Note 8 — Accumulated Other Comprehensive Income
The following tables set forth the change in accumulated other comprehensive income attributable to the Company by each component of accumulated other comprehensive income, net of applicable income taxes:

	Foreign Currency Translation Adjustments	Derivative Instruments	Unrecognized Gain on Retirement Benefits	Total Accumulated Other Comprehensive Income
Balance, March 30, 2024	$(11,734)	$34,914	$820	$24,000
Activity	(89)	(2,020)	—	(2,109)
Balance, June 29, 2024	$(11,823)	$32,894	$820	$21,891

Balance, April 1, 2023	$(7,752)	$30,070	$336	$22,654
Activity	483	14,854	—	15,337
Balance, July 1, 2023	$(7,269)	$44,924	$336	$37,991

	Foreign Currency Translation Adjustments	Derivative Instruments	Unrecognized Gain on Retirement Benefits	Total Accumulated Other Comprehensive Income
Balance, December 31, 2023	$(9,553)	$26,600	$820	$17,867
Activity	(2,270)	6,294	—	4,024
Balance, June 29, 2024	$(11,823)	$32,894	$820	$21,891

Balance, December 31, 2022	$(6,789)	$40,962	$336	$34,509
Activity	(480)	3,962	—	3,482
Balance, July 1, 2023	$(7,269)	$44,924	$336	$37,991
Note 9 — Share-Based Compensation
Pre-Merger Awards
In connection with the Merger in July 2022, under which Cornerstone Building Brands became a privately held company, unvested share-based compensation awards that were previously granted to key employees and executives were cancelled and converted into a contingent contractual right to receive a cash payment from the Company upon vesting. The Company had $27.6 million at December 31, 2023 and $3.7 million at June 29, 2024 classified as a current liability within employee-related liabilities on its Condensed Consolidated Balance Sheets. The Company paid out $24.7 million of cash to settle Pre-Merger Awards in March 2024.
The Company recognized an expense of $1.3 million in the three months ended June 29, 2024 and a gain of $3.4 million in the three months ended July 1, 2023. The Company recognized an expense of $3.2 million in the six months ended June 29, 2024 and a gain of $1.4 million in the six months ended July 1, 2023. These amounts are included in selling, general and administrative expense on the Condensed Consolidated Statements of Loss. The gain during the six months ended July 1, 2023 mainly related to the Company updating its vesting expectations for certain performance share unit awards which have a range of payouts based on an EBITDA-based metric.

Incentive Unit Awards
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership”). The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the six months ended June 29, 2024, 35,760 incentive units were granted at an average grant date fair value of $46.89 per incentive unit. The Company recognized an expense from incentive units of $1.2 million in the three months ended June 29, 2024, and $2.5 million for the three months ended July 1, 2023. The Company recognized expense from incentive units of $2.8 million for the six months ended June 29, 2024, and $5.0 million for the six months ended July 1, 2023. The Company estimates that the unrecognized expense is expected to be recognized over a weighted-average period of 3.2 years totaling $26.5 million.
Note 10 — Equity Transactions
Dividend
In January 2024, the Company paid a dividend on our common stock in the aggregate amount of $231.6 million, which was received by our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”), and further distributed to Camelot Return Parent, LLC (“Camelot Return Parent”), an indirect parent of the Company. Camelot Return Parent used the funds received to redeem all 1,950,000 preferred units of Camelot Return Parent held by CD&R Pisces Holdings, L.P.
Note 11 — Income Taxes
The Company’s effective tax rate includes state income taxes, foreign tax rate differentials and changes in the valuation allowance. The following table sets forth the effective tax rate for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Effective tax rate	81.4%	32.4%	11.4%	27.4%
The Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, foreign tax rate differentials and changes in the valuation allowance. The change in the effective tax rate for the three and six month periods ended June 29, 2024 compared to the three and six month periods ended July 1, 2023 is primarily due to pre-tax book losses resulting from the additional book amortization and depreciation related to the Merger transaction.
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
•The Shelter Solutions reportable segment designs, engineers, manufactures and distributes extensive lines of metal products, including metal roofing, for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. The Company defines low-rise commercial construction as building applications of up to five stories.

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
The following table sets forth net sales, Adjusted reportable segment EBITDA and a reconciliation to income before income taxes:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Aperture Solutions	$673,010	$647,675	$1,202,850	$1,252,244
Surface Solutions	336,056	335,522	610,392	604,113
Shelter Solutions	355,236	445,021	696,747	850,949
Total net sales	$1,364,302	$1,428,218	$2,509,989	$2,707,306
Adjusted reportable segment EBITDA:
Aperture Solutions	$99,624	$103,293	$144,504	$168,086
Surface Solutions	74,440	61,499	117,675	87,806
Shelter Solutions	54,721	105,970	110,798	189,384
Total adjusted reportable segment EBITDA	228,785	270,762	372,977	445,276
Corporate and Other	(60,145)	(54,769)	(117,309)	(102,561)
Depreciation and amortization	(98,538)	(165,162)	(192,855)	(237,824)
Interest expense	(106,747)	(92,314)	(201,567)	(186,425)
Foreign exchange (loss) gain	(2,773)	4,430	(6,786)	6,447
Loss on extinguishment of debt	—	379	—	(184)
Other income, net	673	3,632	3,556	4,805
Loss before income taxes	$(38,745)	$(33,042)	$(141,984)	$(70,466)
The following table sets forth net sales disaggregated by reportable segment:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Aperture Solutions:
Vinyl windows	$646,349	$622,062	$1,154,787	$1,189,255
Aluminum windows and other	26,661	25,613	48,063	62,989
Total	$673,010	$647,675	$1,202,850	$1,252,244
Surface Solutions:
Vinyl siding	$166,159	$162,841	$300,623	$295,026
Metal siding	91,919	86,066	167,936	146,503
Injection molded siding	15,331	15,556	27,027	28,042
Stone	18,514	19,450	32,636	37,469
Stone veneer installation and other	44,133	51,609	82,170	97,073
Total	$336,056	$335,522	$610,392	$604,113
Shelter Solutions:
Metal building products	$355,236	$445,021	$696,747	$850,949
Total	$355,236	$445,021	$696,747	$850,949
Total net sales	$1,364,302	$1,428,218	$2,509,989	$2,707,306

The following table sets forth total assets disaggregated by reportable segment:

	June 29, 2024	December 31, 2023
Total assets:
Aperture Solutions	$3,632,297	$2,934,102
Surface Solutions	2,278,285	2,268,443
Shelter Solutions	1,177,310	1,111,679
Corporate	282,779	619,117
Total assets	$7,370,671	$6,933,341
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $8.5 million as of June 29, 2024 and $8.8 million as of December 31, 2023 for certain subsurface investigation and remedial matters.
Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In July 2022, and pursuant to an Agreement and Plan of Merger dated March 5, 2022, Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owner of Cornerstone Building Brands. In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024, and the case is ongoing. On June 26, 2024, the plaintiffs filed an amended complaint. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss.

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
Note 14 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Six Months Ended
	June 29, 2024	July 1, 2023
Supplemental cash flow information:
Interest paid	$154,870	$141,856
Income taxes paid	$63,981	$15,774

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
•Exchange rate fluctuations;
•Downgrades of our credit ratings;
•The effect of increased interest rates on our ability to service our debt; and
•Other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A in the 2023 Form 10-K and other filings we make with the Securities Exchange Commission.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in Item 1A in this Quarterly Report on Form 10-Q and in Part I, Item 1A in the 2023 Form 10-K and other filings we make with the Securities and Exchange Commission. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
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
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated and the changes between periods:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,364,302	$1,428,218	$2,509,989	$2,707,306
Gross profit	317,131	297,837	550,687	579,698
% of net sales	23.2%	20.9%	21.9%	21.4%
Selling, general and administrative expenses	247,029	247,006	487,874	474,807
% of net sales	18.1%	17.3%	19.4%	17.5%
Income from operations	70,102	50,831	62,813	104,891
% of net sales	5.1%	3.6%	2.5%	3.9%
Interest expense	(106,747)	(92,314)	(201,567)	(186,425)
Foreign exchange (loss) gain	(2,773)	4,430	(6,786)	6,447
Gain (loss) on extinguishment of debt	—	379	—	(184)
Other income, net	673	3,632	3,556	4,805
Loss before income taxes	(38,745)	(33,042)	(141,984)	(70,466)
Income tax benefit	(31,524)	(10,716)	(16,190)	(19,325)
Net loss	$(7,221)	$(22,326)	$(125,794)	$(51,141)
Non-GAAP financial measure – Adjusted EBITDA*	$197,857	$238,522	$304,798	$379,702
% of net sales	14.5%	16.7%	12.1%	14.0%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales decreased $63.9 million, or 4.5%, for the three months ended June 29, 2024 compared to the comparable prior year period, and decreased $197.3 million, or 7.3%, for the six months ended June 29, 2024 compared to the comparable prior year period, mainly due to lower volume across all reportable segments, partially offset by the strategic acquisitions of M.A.C. Métal Architectural Inc. (“MAC Metal”) in August 2023, Eastern Architectural Systems (“EAS”) in December 2023 and Harvey Building Products Corp. (“Harvey”) in April 2024.
Gross profit as a percentage of net sales was 23.2% for the three months ended June 29, 2024, compared to 20.9% for the comparable prior year period, and 21.9% for the six months ended June 29, 2024 compared to 21.4% for the comparable prior year period. The increase was driven by manufacturing net efficiencies, partially offset by lower volumes.
Selling, general and administrative expenses increased $— million, or —%, for the three months ended June 29, 2024 compared to the comparable prior year period, and increased $13.1 million or 2.8% for the six months ended June 29, 2024 compared to the comparable prior year period. These increases were mainly due to higher employee compensation expenses, related to the timing of long-term incentive compensation and severance, partially offset by the cumulative catch-up adjustment made to depreciation expense during the prior year as a result of the Merger.
Interest expense increased $14.4 million for the three months ended June 29, 2024, compared to the comparable prior year period and increased $15.1 million for the six months ended June 29, 2024 compared to the comparable prior year period. The following table sets forth the components of interest expense:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest on outstanding borrowings	$95,170	$80,982	$179,098	$161,161
Cash impact of interest rate swaps	(12,992)	(10,956)	(26,011)	(19,995)
Amortization of interest rate swap fair value(1)	3,028	2,995	5,990	5,990
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	21,465	19,197	42,379	38,965
Other	76	96	111	304
Total interest expense	$106,747	$92,314	$201,567	$186,425
(1)The fair value adjustments were made in connection with the Merger in July 2022.
Foreign exchange (loss) gain was $2.8 million and $6.8 million of losses for the three and six month periods ended June 29, 2024 compared to $4.4 million and $6.4 million of gains and for the three and six months ended July 1, 2023. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Gain (loss) on extinguishment of debt included a gain of $0.4 million and loss of $0.2 million for the three months and six months ended July 1, 2023, which resulted from the repurchase of our 6.125% Senior notes due January 2029 (“the 6.125% Senior Notes”) during the three and six months ended July 1, 2023. No repurchases were made during the three and six months ended June 29, 2024.
Other income, net, decreased $3.0 million for the three months ended June 29, 2024, compared to the comparable prior year period, and decreased $1.2 million for the six months ended June 29, 2024 compared to the comparable prior year period. These decreases are mainly due to less interest income earned on our cash and cash equivalents year over year.
Income tax benefit increased $20.8 million for the three-month period ended June 29, 2024 compared to the comparable prior year period and decreased $3.1 million for the six months ended June 29, 2024 compared to the comparable prior year period mainly due to pre-tax book losses resulting from the additional book amortization and depreciation related to the Merger transaction in addition to the impact of state income tax as a result of internal restructuring.
Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Aperture Solutions	$673,010	$647,675	$1,202,850	$1,252,244
Surface Solutions	336,056	335,522	610,392	604,113
Shelter Solutions	355,236	445,021	696,747	850,949
Total net sales	$1,364,302	$1,428,218	$2,509,989	$2,707,306

Adjusted reportable segment EBITDA:
Aperture Solutions	$99,624	$103,293	$144,504	$168,086
Surface Solutions	74,440	61,499	117,675	87,806
Shelter Solutions	54,721	105,970	110,798	189,384
Corporate and Other	(60,145)	(54,769)	(117,309)	(102,561)
Depreciation and amortization	(98,538)	(165,162)	(192,855)	(237,824)
Income from operations	$70,102	$50,831	$62,813	$104,891

Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$673,010	$647,675	$1,202,850	$1,252,244
Adjusted reportable segment EBITDA	$99,624	$103,293	$144,504	$168,086
% of net sales	14.8%	15.9%	12.0%	13.4%
Depreciation and amortization	$44,826	$68,007	$86,264	$103,932
Net sales for the three months ended June 29, 2024 increased $25.3 million, or 3.9%, and for the six months ended June 29, 2024 decreased $49.4 million, or 3.9%, mainly driven by lower volumes, partially offset by the strategic acquisition of EAS in December 2023 and Harvey in April 2024.
Adjusted reportable segment EBITDA for the three months ended June 29, 2024 decreased $3.7 million and for the six months ended June 29, 2024 decreased $23.6 million, mainly driven by lower volumes and an unfavorable price and product mix net of inflation, partially offset by manufacturing net efficiencies and the strategic acquisition of EAS in December 2023 and Harvey in April 2024.
Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$336,056	$335,522	$610,392	$604,113
Adjusted reportable segment EBITDA	$74,440	$61,499	$117,675	$87,806
% of net sales	22.2%	18.3%	19.3%	14.5%
Depreciation and amortization	$25,423	$10,406	$51,953	$39,739
Net sales for the three months ended June 29, 2024 increased $0.5 million, or 0.2%, and for the six months ended June 29, 2024 increased $6.3 million, or 1.0% mainly driven by the strategic acquisition of MAC Metal in August 2023, partially offset by lower volumes and an unfavorable price and product mix.
Adjusted reportable segment EBITDA for the three months ended June 29, 2024 increased $12.9 million and for the six months ended June 29, 2024 increased $29.9 million, mainly due to net manufacturing efficiencies and the strategic acquisition of MAC Metal in August 2023, partially offset by lower volumes and an unfavorable price and product mix net of inflation.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$355,236	$445,021	$696,747	$850,949
Adjusted reportable segment EBITDA	$54,721	$105,970	$110,798	$189,384
% of net sales	15.4%	23.8%	15.9%	22.3%
Depreciation and amortization	$27,510	$84,883	$53,148	$90,683
Net sales for the three months ended June 29, 2024 decreased $89.8 million, or 20.2%, and for the six months ended June 29, 2024 decreased $154.2 million, or 18.1% mainly driven by lower volumes and unfavorable product and price mix.
Adjusted reportable segment EBITDA for the three months ended June 29, 2024 decreased $51.2 million and for the six months ended June 29, 2024 decreased $78.6 million, mainly due to lower volumes, unfavorable product and price mix net of inflation partially offset by manufacturing net efficiencies and lower selling, general and administrative costs.

Corporate and Other
The following table sets forth Corporate and other:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Corporate costs	$30,928	$32,240	$68,179	$65,574
Strategic development and acquisition related costs	9,232	8,915	13,306	16,537
Acquired inventory step-up amortization	841	—	1,180	—
Long-term incentive plan compensation	4,909	6,128	15,423	3,773
Facility closure charges and employee separation	1,231	2,609	2,757	11,431
Fair value of contingent consideration	1,443	—	1,443	—
Other	11,561	4,877	15,021	5,246
Total Corporate and Other	$60,145	$54,769	$117,309	$102,561
Corporate costs decreased $1.3 million and increased $2.6 million for the three and six months ended June 29, 2024, mainly due to the timing of employee compensation expenses.
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Depreciation:
Cost of sales	$41,080	$99,790	$82,012	$119,137
Selling, general and administrative expenses	8,493	31,674	14,644	37,085
Total depreciation	49,573	131,464	96,656	156,222
Amortization — Selling, general and administrative expenses	48,965	33,698	96,199	81,602
Total depreciation and amortization	$98,538	$165,162	$192,855	$237,824
Depreciation and amortization decreased $66.6 million for the three months ended June 29, 2024 and decreased $45.0 million for the six months ended June 29, 2024 mainly due to the Company recording a cumulative catch-up adjustment during the prior year which resulted in increases of $65.2 million and $1.3 million to cost of sales and selling, general and administrative expenses to account for the update in fair value of these assets as if the adjustments had been made as of the date of the Merger, as well as shortened useful lives and a higher depreciable base as a result of the Merger.
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

Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(7,221)	$(22,326)	$(125,794)	$(51,141)
Interest expense	106,747	92,314	201,567	186,425
Foreign exchange (gain) loss	2,773	(4,430)	6,786	(6,447)
(Gain) loss on extinguishment of debt	—	(379)	—	184
Other income, net	(673)	(3,632)	(3,556)	(4,805)
Income tax benefit	(31,524)	(10,716)	(16,190)	(19,325)
Income from operations	70,102	50,831	62,813	104,891
Depreciation and amortization	98,538	165,162	192,855	237,824
Strategic development and acquisition related costs	9,232	8,915	13,306	16,537
Acquired inventory step-up amortization	841	—	1,180	—
Long-term incentive plan compensation(1)	4,909	6,128	15,423	3,773
Facility closure charges and employee separation	1,231	2,609	2,757	11,431
Fair value of contingent consideration	1,443	—	1,443	—
Other	11,561	4,877	15,021	5,246
Adjusted EBITDA	$197,857	$238,522	$304,798	$379,702
(1)Reflects expenses related to long-term incentive compensation plans, which includes awards that were granted prior to the Merger (“Pre-Merger Awards”) and incentive unit grants that occurred subsequent to the Merger.
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

The following table sets forth our total net liquidity position as of June 29, 2024:

(Amounts in thousands)	Amount
Cash and cash equivalents	$122,299
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	160,000
Letters of credit outstanding and priority payables	46,000
Net credit facility	831,000
Net liquidity	$953,299
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
In July 2024, the Company borrowed $550.0 million under its revolving credit facilities principally to finance the acquisition of Mueller Supply Company, Inc.
Cash Flows

	Six Months Ended
(Amounts in thousands)	June 29, 2024	July 1, 2023
Cash flows from operating activities	$(206,460)	$21,125
Cash flows from investing activities	$(549,996)	$(79,100)
Cash flows from financing activities	$408,563	$(48,385)
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
Net cash from operating activities was $(206.5) million for the six months ended June 29, 2024, a decrease from the $21.1 million provided by operations in the prior year. Lower volumes, higher core working capital, consisting of accounts receivable, inventories, accounts payables, and higher interest payments, were offset by the timing of incentive compensation plan payouts and the impact of the acquisitions.
Cash Flows From Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash from investing activities was $(550.0) million for the six months ended June 29, 2024 compared to $(79.1) million used in investing activities for the six months ended July 1, 2023. The $470.9 million decrease is mainly driven by higher capital expenditures and the acquisition of Harvey during the six months ended June 29, 2024 compared to the six months ended July 1, 2023.
In July 2024, the Company acquired Mueller Supply Company, Inc. for $497.1 million, including a base purchase price of $475.0 million, as well as closing date cash and working capital. The transaction is subject to customary adjustments.

Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash from financing activities was $408.6 million for the six months ended June 29, 2024 compared to $(48.4) million used in financing activities for the six months ended July 1, 2023. The increase of $456.9 million is mainly driven by $650.0 million in additional short-term borrowings and $500.0 million in long-term borrowings through amendments to our ABL Credit Agreement and term loan facility during the six months ended June 29, 2024. The increase is partially offset by the dividend payment of $231.6 million made to Camelot Parent and $490.0 million in repayments of short-term borrowings.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of June 29, 2024 the Company had total future lease payments of $737.5 million, with $79.9 million payable within 12 months.
Debt
We have certain debt instruments outstanding. As of June 29, 2024 the Company had total future payments of $4.5 billion, with $191.5 million payable within 12 months. See Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements for additional information.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 29, 2024. Refer to the 2023 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the six months ended June 29, 2024. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures by a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed with an objective to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of June 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
*4.1
Fourth Supplemental Indenture, dated as of May 15, 2024, by and among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee and note collateral agent

10.1
Fifth Amendment to Cash Flow Credit Agreement, dated as of May 15, 2024, by and among the Company, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as the resigning administrative agent and the resigning collateral agent and Deutsche Bank AG New York Branch, as the successor administrative agent and the successor collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2024 and incorporated by reference herein)

10.2
Amendment No. 8 to ABL Credit Agreement, dated as of May 15, 2024, by and among Cornerstone Building Brands, Inc., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2024 and incorporated by reference herein)

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

CORNERSTONE BUILDING BRANDS, INC.

Date: July 19, 2024	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: July 19, 2024	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer