Form 10-Q
period 2024-09-28
Cornerstone Building Brands, Inc.
filed 2024-11-12
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,431,356	$1,424,758	$3,941,345	$4,132,064
Cost of sales	1,154,794	1,091,691	3,114,096	3,219,299
Gross profit	276,562	333,067	827,249	912,765
Selling, general and administrative expenses	671,281	228,621	1,159,155	703,428
Loss on divestiture	—	10,080	—	10,080
Income (loss) from operations	(394,719)	94,366	(331,906)	199,257
Interest expense	(124,120)	(91,013)	(325,687)	(277,438)
Foreign exchange gain (loss)	782	(3,753)	(6,004)	2,694
Loss on extinguishment of debt	—	—	—	(184)
Other income, net	994	4,027	4,550	8,832
Income (loss) before income taxes	(517,063)	3,627	(659,047)	(66,839)
Income tax expense (benefit)	(40,029)	890	(56,219)	(18,435)
Net income (loss)	$(477,034)	$2,737	$(602,828)	$(48,404)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$(477,034)	$2,737	$(602,828)	$(48,404)
Other comprehensive loss, net of tax:
Foreign exchange translation gain (loss)	1,221	(6,059)	(1,049)	(6,539)
Unrealized gain (loss) on derivative instruments, net of income tax of $7,001, $114, $5,109 and $(1,105)	(23,381)	(373)	(17,087)	3,589
Other comprehensive loss	(22,160)	(6,432)	(18,136)	(2,950)
Comprehensive loss	$(499,194)	$(3,695)	$(620,964)	$(51,354)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$158,295	$468,877
Accounts receivable, net	714,963	596,621
Inventories	686,588	496,839
Other current assets	94,810	73,987
Total current assets	1,654,656	1,636,324
Property, plant and equipment, net	1,133,891	889,103
Lease right-of-use assets	532,568	365,292
Goodwill	1,619,648	1,681,764
Intangible assets, net	2,430,464	2,286,068
Other assets, net	68,160	74,790
Total assets	$7,439,387	$6,933,341
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,000	$29,000
Short-term borrowings	205,000	—
Current portion of lease liabilities	81,731	64,711
Accounts payable	263,852	255,227
Accrued income and other taxes	39,726	57,058
Employee-related liabilities	88,021	113,081
Rebates, warranties and other customer-related liabilities	193,101	151,990
Other current liabilities	98,837	129,327
Total current liabilities	1,004,268	800,394
Long-term debt	4,415,146	3,382,550
Long-term lease liabilities	420,670	287,304
Deferred income tax liabilities	543,811	556,935
Other long-term liabilities	258,729	261,288
Total liabilities	$6,642,624	$5,288,471

Commitments and contingencies (Note 13)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at September 28, 2024 and December 31, 2023	$—	$—
Additional paid-in capital	1,538,881	1,766,024
Accumulated deficit	(741,849)	(139,021)
Accumulated other comprehensive income (loss)	(269)	17,867
Total equity	796,763	1,644,870
Total liabilities and equity	$7,439,387	$6,933,341
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, June 29, 2024	1,000	$—	$1,537,176	$(264,815)	$21,891	$1,294,252
Other comprehensive loss	—	—	—	—	(22,160)	(22,160)
Share-based compensation	—	—	1,705	—	—	1,705
Net loss	—	—	—	(477,034)	—	(477,034)
Balance, September 28, 2024	1,000	$—	$1,538,881	$(741,849)	$(269)	$796,763

Balance, July 1, 2023	1,000	$—	$1,762,739	$(114,637)	$37,991	$1,686,093
Other comprehensive loss	—	—	—	—	(6,432)	(6,432)
Share-based compensation	—	—	1,857	—	—	1,857
Net income	—	—	—	2,737	—	2,737
Balance, September 30, 2023	1,000	$—	$1,764,596	$(111,900)	$31,559	$1,684,255

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2023	1,000	$—	$1,766,024	$(139,021)	$17,867	$1,644,870
Other comprehensive loss	—	—	—	—	(18,136)	(18,136)
Share-based compensation	—		4,482	—	—	4,482
Dividend to Parent	—	—	(231,625)	—	—	(231,625)
Net loss	—	—	—	(602,828)	—	(602,828)
Balance, September 28, 2024	1,000	$—	$1,538,881	$(741,849)	$(269)	$796,763

Balance, December 31, 2022	1,000	$—	$1,757,932	$(63,496)	$34,509	$1,728,945
Other comprehensive loss	—	—	—	—	(2,950)	(2,950)
Share-based compensation	—	—	6,834	—	—	6,834
Other	—	—	(170)	—	—	(170)
Net loss	—	—	—	(48,404)	—	(48,404)
Balance, September 30, 2023	1,000	$—	$1,764,596	$(111,900)	$31,559	$1,684,255
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(602,828)	$(48,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,441	331,077
Amortization of debt issuance costs, debt discount and fair values	74,629	68,192
Impairment of goodwill and intangible assets	415,491	—
Share-based compensation expense	4,482	6,834
Non-cash lease expense	4,560	5,173
Loss on extinguishment of debt	—	184
Loss on divestiture	—	10,080
Loss on sale of assets	2,212	260
Amortization of inventory and other fair value step ups	11,949	—
Change in fair value of contingent consideration	4,856	—
Unrealized (gain) loss on foreign currency exchange rates	6,004	(2,200)
Provision for credit losses	5,982	5,249
Deferred income taxes	(121,222)	(90,903)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(94,838)	(62,914)
Inventories	(57,479)	46,758
Income taxes	(28,875)	22,100
Prepaid expenses and other current assets	(6,096)	14,515
Accounts payable	(8,198)	(21,146)
Accrued expenses	(65,275)	(84,882)
Other, net	(19,357)	(18,351)
Net cash flows from operating activities	(177,562)	181,622
Cash flows from investing activities:
Acquisitions, net of cash acquired	(929,801)	(67,834)
Capital expenditures	(155,820)	(125,700)
Final settlement on divestiture	—	(10,080)
Proceeds from sale of property, plant and equipment	5,056	—
Net cash flows from investing activities	(1,080,565)	(203,614)
Cash flows from financing activities:
Proceeds from short-term borrowings	1,200,000	—
Repayments of short-term borrowings	(995,000)	—
Proceeds from term loans	500,000	—
Payments on term loans	(14,500)	(21,750)
Proceeds from senior notes	500,000	—
Repurchases of senior notes	—	(33,885)
Payments of financing costs	(12,335)	—
Dividend payment to parent	(231,625)	—
Net cash flows from financing activities	946,540	(55,635)
Effect of exchange rate changes on cash and cash equivalents	1,005	(104)
Net decrease in cash and cash equivalents	(310,582)	(77,731)
Cash and cash equivalents at beginning of period	468,877	553,551
Cash and cash equivalents at end of period	$158,295	$475,820
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

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. Certain disclosures normally included in the Company’s Consolidated Financial Statements prepared in accordance with U.S. GAAP have been omitted on a basis consistent with the rules and regulations of the SEC.
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

Note 2 — Significant Accounting Policies
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, net sales and expenses and related disclosures of contingent assets and liabilities in the Condensed Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for obsolete inventory; the impairment of goodwill and intangible assets; establishing useful lives for and evaluating the recovery of long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; determining the fair value of contingent considerations; accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties; and accounting for income taxes. Actual results may differ from the estimates used in preparing the Condensed Consolidated Financial Statements.
Cash and Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking, money market funds with original maturities of less than three months and other bank accounts.

The following table sets forth the components of cash and cash equivalents:

	September 28, 2024	December 31, 2023
Cash	$158,295	$228,975
Money market funds (Level 1 securities)	—	239,902
Total cash and cash equivalents	$158,295	$468,877
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
Fair Value Measurements
U.S. GAAP requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
Level 1 – Observable inputs such as quoted prices for identical assets or liabilities in active markets.
Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.
Level 3 – Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of September 28, 2024 and December 31, 2023 given the instruments’ relatively short maturities. The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates. Fair values for our other debt instruments are measured using Level 1 and Level 2 inputs.
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
Business Combinations
We account for business combinations under the acquisition method of accounting, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.
Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of trade names. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, margins, percentage of revenue attributable to the trade name, contributory asset charges, customer attrition rate, market-participant discount rates, the assumed royalty rates and income tax rates.

The determination of the useful life of an intangible asset other than goodwill is based on factors including historical trade name performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing trade name support and promotion, customer attrition rate, and other relevant factors.

The initial purchase price allocation is based upon provisional information and is subject to revision during the measurement period (up to one year from the acquisition date) as additional information concerning valuations is obtained. As the Company obtains new information regarding facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation. These adjustments may include, but are not limited to, adjustments pertaining to intangible assets acquired, property, plant and equipment acquired and tax liabilities assumed.

Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

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
Note 3 — Acquisitions
Acquisition of Mueller Supply Company, Inc.
In July 2024, the Company completed the acquisition of Mueller Supply Company, Inc. (“Mueller”) for a purchase price of $497.1 million, including a base purchase price of $475.0 million, in addition to closing date cash and working capital adjustments. Mueller is a leading manufacturer of residential metal roofing and components and steel buildings in Texas and the Southwest United States (“U.S.”). Mueller has approximately 900 employees and a comprehensive regional footprint including 38 retail branches and five manufacturing sites in Amarillo, Ballinger and Huntsville, Texas; Oak Grove, Louisiana; and Phoenix, Arizona. This acquisition was funded through issuing long-term debt further discussed in Note 7. Mueller is included in the Company’s Shelter Solutions reportable segment.

The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalent	$18,074
Accounts receivable	10,346
Inventories	126,507
Property, plant and equipment	190,383
Goodwill	137,421
Trade name and customer relationship intangibles	88,000
Equity investment	11,000
Other assets	5,803
Total assets acquired	587,534
Accounts payable and other liabilities assumed	6,172
Employee related liabilities	7,509
Rebates and customer related liabilities	17,698
Deferred income tax liabilities	59,099
Total liabilities assumed	90,478
Net assets acquired	$497,056
As part of the Mueller transaction, the Company acquired a 33.33% interest in BDM Metal Coaters, LLC (“BDM”). The general purpose of BDM is the establishment and operation of a processing facility for the slitting and coating of hot roll steel coils. The Company does not exercise significant influence over BDM’s operating and financial activities; therefore, the Company accounts for the investment under the equity method of accounting. The carrying value of the investment of $10.6 million is recognized in other asset, net on our Condensed Consolidated Balance Sheets for the period ended September 28, 2024.
The provisional fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life in Years
Customer relationships	$25,000	10
Trade names and other	63,000	11
Total	$88,000
The acquisition of Mueller resulted in the recognition of $137.4 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition within our operations. Goodwill created as a result of the acquisition of Mueller is not expected to be deductible for tax purposes. A net deferred tax liability of $59.1 million was established as a result of the acquisition.
Acquisition of Harvey Building Products Corp.
In April 2024, the Company completed the acquisition of Harvey Building Products Corp. (“Harvey”) for a purchase price of $460.7 million, subject to certain customary adjustments. Harvey is a manufacturer of high performing windows and doors, and its portfolio of industry leading brands include Harvey, Softlite and Thermo-Tech. Headquartered in Waltham, Massachusetts, Harvey has approximately 1,200 employees at four manufacturing facilities located throughout the Northeast and Midwest. Harvey specializes in premium, custom windows and doors primarily serving the Eastern U.S. This acquisition was funded through issuing long-term debt further discussed in Note 7. Harvey is included in the Company’s Aperture Solutions reportable segment.

The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalent	$10,423
Accounts receivable	27,395
Inventories	20,251
Property, plant and equipment	47,478
Lease right-of-use assets	126,609
Goodwill	175,871
Trade name and customer relationship intangibles	246,000
Other assets	14,991
Total assets acquired	669,018
Accounts payable and other liabilities assumed	36,448
Employee related liabilities	6,230
Lease liabilities	106,613
Deferred income tax liabilities	59,065
Total liabilities assumed	208,356
Net assets acquired	$460,662
During the three months ended September 28, 2024, the Company recognized an $86.7 million increase in intangible assets, an increase of $21.1 million related to all other assets, an increase of $24.5 million in deferred tax liabilities and net decrease of $12.4 million in accounts payable and other liabilities assumed. Recognized goodwill decreased by $96.0 million as a result of these measurement period adjustments. The Company recorded these measurement price adjustments to update the allocation of the purchase price based upon further analysis of information subsequent to the acquisition date, inclusive of net working capital adjustments. These adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Loss for the three and nine months ended September 28, 2024.
The provisional fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life in Years
Customer relationships	$200,000	12
Trade names and other	46,000	12
Total	$246,000
The acquisition of Harvey resulted in the recognition of $175.9 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition with our operations. Goodwill created as a result of the acquisition of Harvey is not expected to be deductible for tax purposes. A net deferred tax liability of $59.1 million was established as a result of the acquisition.
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

The total purchase price for these acquisitions was $235.5 million, comprised of upfront cash payments of $217.7 million and earn-out contingent consideration of $16.8 million related to the MAC Metal transaction. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed, which related primarily to inventory of $15.9 million, property, plant and equipment of $21.3 million, goodwill of $88.4 million, intangible assets such as, customer lists and trademarks, of $73.4 million and $34.3 million, contingent consideration of $16.8 million and noncurrent deferred income tax liabilities of $12.3 million. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisitions with our operations. Purchase accounting for these acquisitions was finalized during the second quarter of fiscal 2024.
The MAC Metal acquisition earn-out is payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the applicable acquisition and payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. There was an increase of $5.0 million in contingent consideration during the nine months ended September 28, 2024 to $21.8 million, of which $9.6 million is recognized in other current liabilities and $12.3 million is recognized in other long-term liabilities on our Condensed Consolidated Balance Sheets at September 28, 2024.
Note 4 — Inventories
The following table sets forth the components of inventories:

	September 28, 2024	December 31, 2023
Raw materials	$379,979	$291,093
Work in process	52,232	59,336
Finished goods	254,377	146,410
Total inventories	$686,588	$496,839
Note 5 — Goodwill and Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill by reportable segment and the accumulated impact of impairment loss:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, as of December 31, 2023 (1)	$771,133	$708,423	$202,208	$1,681,764
Impact of acquisitions and related measurement period adjustments (2)	170,762	1,686	137,421	309,869
Impairment	(12,896)	(369,903)	—	(382,799)
Currency translation	(360)	(1,345)	—	(1,705)
Other(3)	5,504	586	6,429	12,519
Balance, September 28, 2024	$934,143	$339,447	$346,058	$1,619,648
Balance,
Goodwill	$947,039	$709,350	$346,058	$2,002,447
Accumulated impairment loss	(12,896)	(369,903)	—	(382,799)
Balance, September 28, 2024	$934,143	$339,447	$346,058	$1,619,648
(1) There were no impairment losses prior to the period ended December 31, 2023.
(2) Measurement period adjustments have been recorded in conjunction with the acquisitions of MAC Metal, EAS and Harvey during the period. See Note 3 — Acquisitions for additional information.
(3) Other includes insignificant out-of-period corrections totaling $12.5 million, which related to matters that existed as of the date of the Merger.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually as of November 1 or whenever events occur, or circumstances indicate, that it is more likely than not that the fair value of a reporting unit is below its carrying value. The process for evaluating potential impairment of goodwill is subjective and requires significant judgement. In estimating the fair value of reporting unit for the purposes of our annual or periodic impairment analyses, we make estimates or significant judgements about the future cash flows of the reporting unit. Our cash flow forecasts are based on assumptions that represent what we believe to be the highest and best use for our reporting units. Changes in judgement on these assumptions and estimates could result in goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based upon the information available to management.
We have six reporting units defined as “Aperture Solutions–U.S.,” “Aperture Solutions–Canada,” “Surface Solutions–U.S.,” “Surface Solutions–Canada,” “Stone” and “Shelter Solutions.” Aperture Solutions–U.S. and Aperture Solutions–Canada reporting units are part of the Aperture Solutions reportable segment. Surface Solutions–U.S., Surface Solutions–Canada and Stone are part of the Surface Solutions reportable segment. Shelter Solutions is a reporting unit and a reportable segment.
During August 2024, we evaluated goodwill and other long-lived assets for impairment at the reporting unit level, due to the events described below, which indicated the carrying amounts of goodwill within the Aperture Solutions and Surface Solutions reportable segments and intangible assets in the Surface Solutions reportable segment were in excess of their estimated fair values.
Aperture Solutions–U.S., Siding Solutions–U.S. and Stone experienced adverse impacts as a result of changes in market conditions and continued high-interest rates, relative to recent historical values, which contributed to reduced forecasted revenues and reduced projected future cash flows.
As a result of these adverse impacts, the Company performed a quantitative assessment of goodwill impairment by comparing the fair value of these reporting units to their respective carrying amounts. When performing the assessment the Company determined the fair value of its reporting units as described below. The Company determined that the carrying amount of goodwill for its Aperture Solutions–U.S., Siding Solutions–U.S., and Stone reporting units were impaired during the three months ended September 28, 2024. As a result the Company recorded the following impairment charges: $12.9 million related to Aperture Solutions–U.S., $329.1 million related to Siding Solutions–U.S. and $40.8 million related to Stone. After recording these impairment charges, there is no goodwill remaining at Stone. No goodwill impairment charges were recorded prior to or during 2023.
If these or our other reporting units are unable to achieve their current financial forecasts, we may be required to record an impairment charge in a future period related to goodwill.
The Company uses a quantitative approach to measure the fair value of its reporting units by equally weighting the discounted cash flow approach, which is a Level 3 measurement, and the market approach, which is a Level 2 measurement. The market approach estimates fair value through recent sales of comparable assets or business entities. The discounted cash flow analysis requires significant judgements, including estimates of future cash flows, which are dependent on internal forecasts and determination of the Company’s weighted average cost of capital. The weighted average cost of capital used for all reporting units in the Company’s analysis was 12.0%.

Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of September 28, 2024:
Customer lists and relationships	3	–	19	16	$2,103,055	$(312,449)	$1,790,606
Trademarks, trade names and other	11	–	15	13	728,931	(89,073)	639,858
Total intangible assets					$2,831,986	$(401,522)	$2,430,464

	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2023:
Customer lists and relationships	3	–	19	16	$1,883,757	$(192,473)	$1,691,284
Trademarks, trade names and other		15		14	653,992	(59,208)	594,784
Total intangible assets					$2,537,749	$(251,681)	$2,286,068
During August 2024, the Company recorded an impairment charge to the intangible assets within the Stone reporting unit. The Company’s forecasted cash flows of Stone indicated the carrying value of the intangible assets were not recoverable and therefore the Company recorded an impairment charge of $32.7 million during the three months ended September 28, 2024. After recording this impairment charge, no intangible assets remain at Stone. No impairments were recorded prior to or during 2023.
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amortization expense	$55,185	$44,690	$151,384	$126,292

Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Balance, beginning of period	$194,237	$202,463
Warranties sold	—	1,016
Revenue recognized	—	(1,843)
Expense	14,345	25,367
Claims and settlements	(14,665)	(27,982)
Impact of acquisitions	11,998	—
Reclassification of deferred warranty revenue(1)	(24,717)	—
Balance, end of period	$181,198	$199,021
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$21,456	$34,224
Noncurrent liabilities – Other long-term liabilities	159,742	164,797
Total product warranty liability	$181,198	$199,021
(1)     Reclassification of deferred warranty revenue for the Shelter Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue is recorded in other current liabilities of $2.1 million and other long-term liabilities of $22.7 million within our Condensed Consolidated Balance Sheets for nine months ended September 28, 2024.

Note 7 — Debt
The following table sets forth the components of long-term debt:

		September 28, 2024				December 31, 2023
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,515,500	$(247,488)	$—	$2,268,012	$2,528,500	$(292,442)	$—	$2,236,058
Term loan facility, due August 2028	9.69%	295,500	—	(15,817)	279,683	297,000	—	(18,370)	278,630
Term loan facility, due May 2031	10.04%	500,000	—	(4,965)	495,035	—	—	—	—
6.125% senior notes, due January 2029	13.73%	318,699	(77,013)	—	241,686	318,699	(87,050)	—	231,649
8.750% senior secured notes, due August 2028	10.61%	710,000	—	(38,327)	671,673	710,000	—	(44,787)	665,213
9.500% senior secured notes, due August 2029	9.94%	500,000	—	(6,943)	493,057	—	—	—	—
Total long-term debt		$4,839,699	$(324,501)	$(66,052)	$4,449,146	$3,854,199	$(379,492)	$(63,157)	$3,411,550
Reflected as:
Current liabilities - Current portion of long-term debt					$34,000				$29,000
Non-current liabilities - Long-term debt					4,415,146				3,382,550
Total long-term debt					$4,449,146				$3,411,550
Fair value - Senior notes - Level 1					$1,507,131				$988,702
Fair value - Term loans - Level 2					3,258,241				2,835,596
Total fair value					$4,765,372				$3,824,298
(1)    In July 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.

Issuance of 9.500% Senior Secured Notes due August 2029
On August 7, 2024, the Company issued $500.0 million in aggregate principal amount of 9.500% Senior Secured Notes (“9.500% Senior Secured Notes”) due August 2029. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2025.
The 9.500% Senior Secured Notes are secured senior indebtedness and rank equal in right of payment with all existing and future senior indebtedness of the Company, and are senior in right of payment to all existing and future subordinated indebtedness of the Company.

The Company may redeem the 9.500% Senior Secured Notes in whole or in part, subject to certain prepayment premiums if the 9.500% Senior Secured Notes were to be redeemed prior to August 15, 2028.
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
Repurchase of 6.125% Senior Notes due January 2029
The Company repurchased an aggregate principal amount of $— million and $46.8 million of its 6.125% Senior Notes for $— million and $33.9 million in cash during the three and nine months ended September 30, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a loss of $0.2 million for the nine months ended September 30, 2023. There were no repurchases of the Company’s 6.125% Senior Notes during 2024.
Short-Term Borrowings
The following table sets forth the Company’s availability under its revolving credit facilities:

	September 28, 2024			December 31, 2023
	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$65,000	$56,000	$850,000	$—	$47,000
Cash flow revolver(2)	92,000	45,000	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	—	—
Total	$1,037,000	$205,000	$56,000	$1,037,000	$—	$47,000
(1)     As of September 28, 2024, borrowings on revolving credit facilities are included within short-term borrowings and classified as a current liability on the Condensed Consolidated Balance Sheets.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of September 28, 2024.
Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at September 28, 2024 - Other assets, net	$33,523
Fair value at December 31, 2023 - Other assets, net	$64,704
Level in fair value hierarchy(1)	Level 2
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

Note 8 — Accumulated Other Comprehensive Income
The following tables set forth the change in accumulated other comprehensive income attributable to the Company by each component of accumulated other comprehensive income, net of applicable income taxes:

	Foreign Currency Translation Adjustments	Derivative Instruments	Unrecognized Gain on Retirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 29, 2024	$(11,823)	$32,894	$820	$21,891
Activity	1,221	(23,381)	—	(22,160)
Balance, September 28, 2024	$(10,602)	$9,513	$820	$(269)

Balance, July 1, 2023	$(7,269)	$44,924	$336	$37,991
Activity	(6,059)	(373)	—	(6,432)
Balance, September 30, 2023	$(13,328)	$44,551	$336	$31,559

	Foreign Currency Translation Adjustments	Derivative Instruments	Unrecognized Gain on Retirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(9,553)	$26,600	$820	$17,867
Activity	(1,049)	(17,087)	—	(18,136)
Balance, September 28, 2024	$(10,602)	$9,513	$820	$(269)

Balance, December 31, 2022	$(6,789)	$40,962	$336	$34,509
Activity	(6,539)	3,589	—	(2,950)
Balance, September 30, 2023	$(13,328)	$44,551	$336	$31,559
Note 9 — Share-Based Compensation
Pre-Merger Awards
In connection with the Merger in July 2022, under which Cornerstone Building Brands became a privately held company, unvested share-based compensation awards that were previously granted to key employees and executives were cancelled and converted into a contingent contractual right to receive a cash payment from the Company upon vesting. The Company had $27.6 million at December 31, 2023 and $0.7 million at September 28, 2024 classified as a current liability within employee-related liabilities on its Condensed Consolidated Balance Sheets. The Company paid out $24.7 million of cash to settle Pre-Merger Awards in March 2024.
The Company recognized a gain of $2.2 million in the three months ended September 28, 2024 and an expense of $2.6 million in the three months ended September 30, 2023. The Company recognized an expense of $1.1 million in the nine months ended September 28, 2024 and $1.1 million in the nine months ended September 30, 2023. These amounts are included in selling, general and administrative expense on the Condensed Consolidated Statements of Loss.
Incentive Unit Awards
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership”). The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the nine months ended September 28, 2024, 45,036 incentive units were granted at an average grant date fair value of $44.59 per incentive unit. The Company recognized an expense from incentive units of $1.7 million in the three months ended September 28, 2024, and $1.9 million for the three months ended September 30, 2023. The Company recognized expense from incentive units of $4.5 million for the nine months ended September 28, 2024, and $6.9 million for the nine months ended September 30, 2023. The Company estimates that the unrecognized expense is expected to be recognized over a weighted-average period of 3.3 years totaling $24.6 million.

Note 10 — Equity Transactions – Dividend
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
Note 11 — Income Taxes
The Company’s effective tax rate includes state income taxes, foreign tax rate differentials and changes in the valuation allowance. The following table sets forth the effective tax rate for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Effective tax rate	7.7%	24.5%	8.5%	27.6%
The Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, foreign tax rate differentials and changes in the valuation allowance. The change in the effective tax rate for the three and nine month periods ended September 28, 2024 compared to the three and nine month periods ended September 30, 2023 is primarily due to pre-tax book losses resulting from impairment charges to deductible and non-deductible goodwill and intangible assets in addition to increased book amortization and depreciation related to the Merger transaction.
Note 12 — Reportable Segment and Geographical Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the CODM for purposes of allocating resources and evaluating financial performance. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about our five operating segments, for the purposes of allocating resources and evaluating financial performance. The Company is organized into three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions, which operate principally in the U.S. with limited operations in Canada and Mexico.
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

The following table sets forth net sales, Adjusted reportable segment EBITDA and a reconciliation to income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
Aperture Solutions	$674,398	$637,669	$1,877,248	$1,889,913
Surface Solutions	349,907	357,400	960,299	961,513
Shelter Solutions	407,051	429,689	1,103,798	1,280,638
Total net sales	$1,431,356	$1,424,758	$3,941,345	$4,132,064
Adjusted reportable segment EBITDA:
Aperture Solutions	$83,044	$91,946	$227,548	$260,032
Surface Solutions	77,421	79,205	195,096	167,011
Shelter Solutions	17,943	79,002	128,741	268,386
Total adjusted reportable segment EBITDA	178,408	250,153	551,385	695,429
Corporate and Other	(469,541)	(62,534)	(586,850)	(165,095)
Depreciation and amortization	(103,586)	(93,253)	(296,441)	(331,077)
Interest expense	(124,120)	(91,013)	(325,687)	(277,438)
Foreign exchange gain (loss)	782	(3,753)	(6,004)	2,694
Loss on extinguishment of debt	—	—	—	(184)
Other income, net	994	4,027	4,550	8,832
Income (loss) before income taxes	$(517,063)	$3,627	$(659,047)	$(66,839)

The following table sets forth net sales disaggregated by reportable segment:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Aperture Solutions – Principally vinyl windows	$674,398	$637,669	$1,877,248	$1,889,913
Surface Solutions:
Vinyl siding	169,586	176,957	470,209	471,983
Metal siding	100,529	95,348	268,465	241,851
Injection molded siding	15,953	16,561	42,980	44,603
Stone	19,004	19,098	51,640	56,567
Stone veneer installation and other	44,835	49,436	127,005	146,509
Total	349,907	357,400	960,299	961,513
Shelter Solutions – Metal building products	407,051	429,689	1,103,798	1,280,638
Total net sales	$1,431,356	$1,424,758	$3,941,345	$4,132,064

The following table sets forth total assets disaggregated by reportable segment:

	September 28, 2024	December 31, 2023
Aperture Solutions	$3,577,966	$2,934,102
Surface Solutions	1,881,652	2,268,443
Shelter Solutions	1,687,657	1,111,679
Corporate	292,112	619,117
Total assets	$7,439,387	$6,933,341
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $4.0 million as of September 28, 2024 and $8.8 million as of December 31, 2023 for certain subsurface investigation and remedial matters.
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

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorneys’ fees, expenses, and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay the litigation. On September 30, 2024, the court granted the defendants’ motion to dismiss without prejudice. On October 15, 2024, the plaintiffs filed a second amended complaint. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. The Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition.
Note 14 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Interest paid	$264,879	$235,065
Income taxes paid	$88,150	$33,523

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
•Challenging macroeconomic conditions affecting the residential and commercial construction industry and markets, including increasing interest rates and demand in new construction and repair and remodeling;
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
•Implementation of and necessary maintenance or replacements to our enterprise resource planning technologies;
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
•Our ability to maintain effective internal control over financial reporting and remediate our identified material weakness;
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
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated and the changes between periods:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,431,356	$1,424,758	$3,941,345	$4,132,064
Gross profit	276,562	333,067	827,249	912,765
% of net sales	19.3%	23.4%	21.0%	22.1%
Selling, general and administrative expenses	671,281	228,621	1,159,155	703,428
% of net sales	46.9%	16.0%	29.4%	17.0%
Loss on divestiture	—	10,080	—	10,080
Income (loss) from operations	(394,719)	94,366	(331,906)	199,257
% of net sales	(27.6)%	6.6%	(8.4)%	4.8%
Interest expense	(124,120)	(91,013)	(325,687)	(277,438)
Foreign exchange gain (loss)	782	(3,753)	(6,004)	2,694
Loss on extinguishment of debt	—	—	—	(184)
Other income, net	994	4,027	4,550	8,832
Income (loss) before income taxes	(517,063)	3,627	(659,047)	(66,839)
Income tax expense (benefit)	(40,029)	890	(56,219)	(18,435)
Net income (loss)	$(477,034)	$2,737	$(602,828)	$(48,404)
Non-GAAP financial measure – Adjusted EBITDA*	$147,049	$216,735	$451,847	$596,437
% of net sales	10.3%	15.2%	11.5%	14.4%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales increased $6.6 million, or 0.5%, for the three months ended September 28, 2024, compared to the comparable prior year period, and decreased $190.7 million, or 4.6%, for the nine months ended September 28, 2024, compared to the comparable prior year period, mainly due to lower volume across all reportable segments, partially offset by the strategic acquisitions of M.A.C. Métal Architectural Inc. (“MAC Metal”) in August 2023, Eastern Architectural Systems (“EAS”) in December 2023, Harvey Building Products Corp. (“Harvey”) in April 2024 and Mueller Supply Company, Inc. (“Mueller”) in July 2024.
Gross profit as a percentage of net sales was 19.3% for the three months ended September 28, 2024, compared to 23.4% for the comparable prior year period, and 21.0% for the nine months ended September 28, 2024 compared to 22.1% for the comparable prior year period. The decrease was driven by higher material costs, lower volumes, and unfavorable price over inflation, partially offset by manufacturing net efficiencies.
Selling, general and administrative expenses increased $442.7 million, for the three months ended September 28, 2024 compared to the comparable prior year period, and increased $455.7 million for the nine months ended September 28, 2024 compared to the comparable prior year period. The Company recognized impairment charges for goodwill of $382.8 million and for intangibles of $32.7 million during the three months ended September 28, 2024. Additionally, the Company incurred higher employee compensation expenses and higher depreciation and amortization mainly due to the impact of the Harvey and Mueller acquisitions in 2024.

Interest expense increased $33.1 million for the three months ended September 28, 2024, compared to the comparable prior year period and increased $48.2 million for the nine months ended September 28, 2024 compared to the comparable prior year period. The following table sets forth the components of interest expense:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest on outstanding borrowings	$109,861	$85,772	$288,959	$246,933
Cash impact of interest rate swaps	(12,619)	(12,350)	(38,630)	(32,345)
Amortization of interest rate swap fair value(1)	2,995	(2,995)	8,985	2,995
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	23,265	20,242	65,644	59,207
Other	618	344	729	648
Total interest expense	$124,120	$91,013	$325,687	$277,438
(1)The fair value adjustments were made in connection with the Merger in July 2022.
Foreign exchange gain (loss) was $0.8 million and $(6.0) million of gains and losses for the three and nine month periods ended September 28, 2024 compared to $(3.8) million and $2.7 million of losses and gains and for the three and nine months ended September 30, 2023. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Loss on extinguishment of debt included losses of $— and $0.2 million for the three months and nine months ended September 30, 2023, which resulted from the repurchase of our 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”). No repurchases were made during the three and nine months ended September 28, 2024.
Other income, net, decreased $3.0 million for the three months ended September 28, 2024, compared to the comparable prior year period, and decreased $4.3 million for the nine months ended September 28, 2024 compared to the comparable prior year period. These decreases are mainly due to less interest income earned on our cash and cash equivalents year over year.
Income tax expense (benefit) was $(40.0) million for the three-month period ended September 28, 2024, $0.9 million for the three-month period ended September 30, 2023; and was $(56.2) million for the nine-month period ended September 28, 2024, and $(18.4) million for the nine-month period ended September 30, 3023. The change was mainly due to pre-tax book losses resulting from impairment charges to deductible and non-deductible goodwill and intangible assets during the three months ended September 28, 2024 and additional book amortization and depreciation related to the Merger transaction in addition to the impact of state income tax as a result of internal restructuring during the three and nine months ended September 28, 2024.

Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
Aperture Solutions	$674,398	$637,669	$1,877,248	$1,889,913
Surface Solutions	349,907	357,400	960,299	961,513
Shelter Solutions	407,051	429,689	1,103,798	1,280,638
Total net sales	$1,431,356	$1,424,758	$3,941,345	$4,132,064

Adjusted reportable segment EBITDA:
Aperture Solutions	$83,044	$91,946	$227,548	$260,032
Surface Solutions	77,421	79,205	195,096	167,011
Shelter Solutions	17,943	79,002	128,741	268,386
Corporate and Other	(469,541)	(62,534)	(586,850)	(165,095)
Depreciation and amortization	(103,586)	(93,253)	(296,441)	(331,077)
Income (loss) from operations	$(394,719)	$94,366	$(331,906)	$199,257
Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$674,398	$637,669	$1,877,248	$1,889,913
Adjusted reportable segment EBITDA	$83,044	$91,946	$227,548	$260,032
% of net sales	12.3%	14.4%	12.1%	13.8%
Depreciation and amortization	$47,829	$42,701	$134,093	$146,633
Net sales for the three months ended September 28, 2024 increased $36.7 million, or 5.8%, and for the nine months ended September 28, 2024 decreased $12.7 million, or 0.7%, mainly driven by lower volumes, partially offset by the strategic acquisition of EAS in December 2023 and Harvey in April 2024.
Adjusted reportable segment EBITDA for the three months ended September 28, 2024 decreased $8.9 million and for the nine months ended September 28, 2024 decreased $32.5 million, mainly driven by lower volumes and an unfavorable price and product mix net of inflation, partially offset by manufacturing net efficiencies and the strategic acquisition of EAS in December 2023 and Harvey in April 2024.
Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$349,907	$357,400	$960,299	$961,513
Adjusted reportable segment EBITDA	$77,421	$79,205	$195,096	$167,011
% of net sales	22.1%	22.2%	20.3%	17.4%
Depreciation and amortization	$23,785	$25,545	$75,738	$65,284

Net sales for the three months ended September 28, 2024 decreased $7.5 million, or 2.1%, and for the nine months ended September 28, 2024 decreased $1.2 million, or 0.1% mainly driven by lower volumes, partially offset by the strategic acquisition of MAC Metal in August 2023.
Adjusted reportable segment EBITDA for the three months ended September 28, 2024 decreased $1.8 million and for the nine months ended September 28, 2024 increased $28.1 million, mainly due to net manufacturing efficiencies and the strategic acquisition of MAC Metal in August 2023, partially offset by lower volumes and an unfavorable price and product mix net of inflation.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$407,051	$429,689	$1,103,798	$1,280,638
Adjusted reportable segment EBITDA	$17,943	$79,002	$128,741	$268,386
% of net sales	4.4%	18.4%	11.7%	21.0%
Depreciation and amortization	$30,941	$24,361	$84,089	$115,044
Net sales for the three months ended September 28, 2024 decreased $22.6 million, or 5.3%, and for the nine months ended September 28, 2024 decreased $176.8 million, or 13.8% mainly driven by lower volumes and unfavorable product and price mix, partially offset by the acquisition of Mueller in July 2024. Lower average selling prices have negatively impacted net sales and margins on weaker market conditions.
Adjusted reportable segment EBITDA for the three months ended September 28, 2024 decreased $61.1 million and for the nine months ended September 28, 2024 decreased $139.6 million, mainly due to higher material costs, lower volumes, unfavorable product and price mix net of inflation partially offset by manufacturing net efficiencies and the acquisition of Mueller in July 2024.
Adjusted reportable segment EBITDA for the nine months ended September 28, 2024, was negatively impacted by the timing of unfavorable material costs of approximately $30.0 million. Higher cost coil purchases made in the first half of 2024, were consumed in the nine months ended September 28, 2024 and negatively impacted our results. The majority of the higher cost coil inventory was consumed by September 28, 2024, with remaining quantities expected to be consumed in the fourth quarter of 2024. The Company began purchasing coil inventory at lower unit costs in the second quarter of 2024 with market prices continuing to be favorable into the third quarter of 2024. Our results are expected to benefit from the lower cost, coil purchases in the fourth quarter of 2024 and continuing into the first half of 2025.
Corporate and Other
The following table sets forth Corporate and other:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Corporate costs	$31,359	$33,418	$99,538	$98,992
Impairment loss on goodwill and intangible assets	415,491	—	415,491	—
Strategic development and acquisition related costs	7,986	3,997	21,292	20,534
Loss on divestiture	—	10,080	—	10,080
Acquired inventory step-up amortization	10,769	—	11,949	—
Long-term incentive plan compensation	462	4,696	15,885	8,469
Facility closure charges and employee separation	2,625	7,701	5,382	19,132
Fair value of contingent consideration	3,413	—	4,856	—
Other	(2,564)	2,642	12,457	7,888
Total Corporate and Other	$469,541	$62,534	$586,850	$165,095

Corporate costs decreased $2.1 million and increased $0.5 million for the three and nine months ended September 28, 2024, mainly due to the timing of employee compensation-related expenses.
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Depreciation:
Cost of sales	$37,933	$40,818	$119,945	$159,955
Selling, general and administrative expenses	10,468	7,745	25,112	44,830
Total depreciation	48,401	48,563	145,057	204,785
Amortization — Selling, general and administrative expenses	55,185	44,690	151,384	126,292
Total depreciation and amortization	$103,586	$93,253	$296,441	$331,077
Depreciation and amortization increased $10.3 million for the three months ended September 28, 2024 and decreased $34.6 million for the nine months ended September 28, 2024 mainly due to the acquisitions of Harvey and Mueller during the current year offset by the Company recording a cumulative catch-up adjustment during the prior year which resulted in increases of $65.2 million and $1.3 million to cost of sales and selling, general and administrative expenses to account for the update in fair value of these assets as if the adjustments had been made as of the date of the Merger, as well as shortened useful lives and a higher depreciable base as a result of the Merger.
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

The following table sets forth our total net liquidity position as of September 28, 2024:

(Amounts in thousands)	Amount
Cash and cash equivalents	$158,295
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	205,000
Letters of credit outstanding and priority payables	56,000
Net credit facility	776,000
Net liquidity	$934,295
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.

Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023
Cash flows from operating activities	$(177,562)	$181,622
Cash flows from investing activities	$(1,080,565)	$(203,614)
Cash flows from financing activities	$946,540	$(55,635)
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
Net cash from operating activities was $(177.6) million for the nine months ended September 28, 2024, a decrease from the $181.6 million provided by operations in the prior year. Lower volumes, higher core working capital, consisting of accounts receivable, inventories and accounts payables, were offset by the timing of incentive compensation plan payouts and the impact of the acquisitions.
Cash Flows From Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash from investing activities was $(1,080.6) million for the nine months ended September 28, 2024 compared to $(203.6) million used in investing activities for the nine months ended September 30, 2023. The $877.0 million decrease is mainly driven by higher capital expenditures and the acquisitions of Harvey and Mueller in 2024.

Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash from financing activities was $946.5 million for the nine months ended September 28, 2024 compared to $(55.6) million used in financing activities for the nine months ended September 30, 2023. The increase of $1,002.2 million is mainly driven by $1,200.0 million in additional short-term borrowings and $500.0 million in long-term borrowings through amendments to our ABL Credit Agreement and term loan facility and the issuance of the 9.500% Senior Secured Notes during the nine months ended September 28, 2024. The increase is partially offset by the dividend payment of $231.6 million made to Camelot Parent and $995.0 million in repayments of short-term borrowings.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of September 28, 2024 the Company had total future lease payments of $743.2 million, with $81.7 million payable within 12 months.
Debt
We have certain debt instruments outstanding. As of September 28, 2024 the Company had total future payments of $5.0 billion, with $239.0 million payable within 12 months. See Note 7 — Debt in the Notes to the Condensed Consolidated Financial Statements for additional information.
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

Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$(477,034)	$2,737	$(602,828)	$(48,404)
Interest expense	124,120	91,013	325,687	277,438
Foreign exchange (gain) loss	(782)	3,753	6,004	(2,694)
Loss on extinguishment of debt	—	—	—	184
Other income, net	(994)	(4,027)	(4,550)	(8,832)
Income tax expense (benefit)	(40,029)	890	(56,219)	(18,435)
Income (loss) from operations	(394,719)	94,366	(331,906)	199,257
Depreciation and amortization	103,586	93,253	296,441	331,077
Impairment loss on goodwill and intangible assets	415,491	—	415,491	—
Strategic development and acquisition related costs	7,986	3,997	21,292	20,534
Loss on divestiture	—	10,080	—	10,080
Acquired inventory step-up amortization	10,769	—	11,949	—
Long-term incentive plan compensation(1)	462	4,696	15,885	8,469
Facility closure charges and employee separation	2,625	7,701	5,382	19,132
Fair value of contingent consideration	3,413	—	4,856	—
Other	(2,564)	2,642	12,457	7,888
Adjusted EBITDA	$147,049	$216,735	$451,847	$596,437
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
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 28, 2024. Refer to the 2023 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the nine months ended September 28, 2024. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of the period ended September 28, 2024 and have concluded that our disclosure controls and procedures were not effective as of September 28, 2024 due to the material weakness in our internal control over financial reporting as described below.

Notwithstanding the material weakness in our internal control over financial reporting, management has concluded that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 28, 2024. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of September 28, 2024 due to the material weakness described below.

Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

On April 1, 2024, we implemented an enterprise resource planning (“ERP”) system in our Shelter Solutions reportable segment. During the quarterly period ended September 28, 2024, we identified a material weakness in our internal control over financial reporting that arose from the ineffective application of the software development life cycle (“SDLC”) information technology general control. Specifically, the Company determined that the assigned team members lacked the requisite knowledge and experience to develop functional requirements, configure the system, and complete user acceptance tests sufficient to fully test the ERP system prior to going live.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the deficiency described above and is developing a remediation plan designed to strengthen our SDLC processes. The remediation plan requires that: (i) functional business experts are identified, trained, and meet established requirements, (ii) business users have sufficient understanding of the underlying functionality being tested, and (iii) additional levels of review are established throughout the SDLC. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors.

As our remediation efforts are still on-going, we will continue to consider the need for additional resources or to implement further enhancements to our policies and procedures as necessary to further improve our internal control over financial reporting. As we work to improve our internal control over financial reporting, we may modify our remediation plan and may implement measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. The material weakness will not be considered remediated until the remediated controls have been operating for a sufficient period of time and can be evidenced through testing that these are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 28, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceeding.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 13 — Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The risks disclosed in the 2023 Form 10-K, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition or results of operations. We are including the following supplemental risk factor, which should be read in conjunction with our description of risk factors disclosed in the 2023 Form 10-K.
We have identified a material weakness in our internal control over financial reporting and, if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our results of operations.

As discussed in Item 4, “Controls and Procedures”, in the course of preparing our financial statements for the interim period ended September 28, 2024, management identified a material weakness in our internal control over financial reporting that existed due to the implementation of a new enterprise resource planning (“ERP”) system within the Shelter Solutions reportable segment. The presence of this material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. However, no such material misstatement has occurred to date.
We are taking steps to address these control issues. The remediation steps will require that, among other items: (i) functional business experts are identified, trained, and meet established requirements, (ii) business users have sufficient understanding of the underlying functionality being tested, and (iii) additional levels of review are established throughout the development cycle.

While we believe that these efforts will remediate the material weakness identified, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness over a sustained period of financial reporting cycles.

We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weakness we have identified or that we will not uncover additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
4.1
Fifth Supplemental Indenture, dated as of August 7, 2024, among Cornerstone Building Brands, Inc., the subsidiary guarantors listed on the signature pages thereto, Camelot Return Intermediate Holdings, LLC and Wilmington Trust, National Association, as trustee and collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 7, 2024 and incorporated by reference herein).

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

CORNERSTONE BUILDING BRANDS, INC.

Date: November 12, 2024	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: November 12, 2024	By:	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Senior Vice President and Chief Accounting Officer