Form 10-K
period 2024-12-31
Cornerstone Building Brands, Inc.
filed 2025-03-14
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

FORWARD LOOKING STATEMENTS
This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•Challenging macroeconomic conditions affecting the residential new construction and the repair and remodel end markets and the commercial construction market, including high interest rates;
•Commodity price volatility or limited availability of raw materials, including steel, polyvinyl chloride (“PVC”) resin, aluminum, and glass due to supply chain disruptions;
•Increases in the macroeconomic inflationary environment; and the impact on demand for our products and services;
•Our ability to identify and develop relationships with a sufficient number of qualified suppliers to mitigate risk in the event a significant supplier experiences a significant production or supply chain interruption;
•Seasonality of the business and adverse weather conditions;
•The increasing difficulty for consumers and builders in obtaining credit or financing;
•Our ability to successfully implement operational efficiency initiatives and reduce costs while ensuring superior quality;
•Our ability to successfully achieve price increases to offset cost increases;
•Our ability to compete effectively against competitors;
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
•Additional impairments of our goodwill or intangible assets;
•Our ability to successfully develop new products or improve existing products;
•Enforcement and obsolescence of our intellectual property rights;
•Costs related to compliance with, violations of or liabilities under environmental, health and safety laws;
•Our ability to make strategic acquisitions accretive to earnings and dispositions at favorable prices and terms;
•Our ability to fund operations and provide increased working capital necessary to support our strategy and acquisitions using available liquidity;
•Global climate change, and compliance with new or changed laws or regulations relating to sustainability;
•Breaches of our information system security measures;
•Damage to our computer infrastructure and software systems, as well as issues relating to the incorporation of artificial intelligence solutions into our systems;
•Necessary maintenance or replacements to our enterprise resource planning technologies;
•Our ability to remediate a material weakness in our internal control over financial reporting and maintain an effective system of internal control over financial reporting;
•Increases in tariffs or import and trade restrictions, including any implementation of proposed tariffs by the second Trump administration;

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

PART I

Item 1. Business.
Our Company
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands”, together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a holding company incorporated in the State of Delaware. We are a leading manufacturer of exterior building products in North America by sales and serve residential and commercial customers across both the new construction and repair and remodel markets.

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
Our Business Strategy and Operating Model
Building our leading business and brand positions in attractive growth and return categories. We have leading brands that we believe have sustainable competitive advantages in the North American markets we serve. Our brands and core value proposition are meaningful to our customers and the consumers they serve in their respective categories.

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

Revitalizing our operating model. Our business segments are organized based on distinct product categories and each segment’s management is responsible for the business segment’s strategy and bottom-line performance. While our business units operate with a certain degree of independence, they are built on a consistent and unifying framework of operating principles that we believe is critical to our strategic growth and margin improvement across our entire business. The framework builds on executing on operational, sales and growth excellence strategies.

We are focused on simplifying our business through rationalizing our brands and systems, as well as our manufacturing and warehouse footprint. We are delivering on creating more efficient and cost-effective processes by investing in automation; driving procurement savings; improving labor planning and productivity; as well as other improvements that leverage our scale to strengthen our business.

We believe our framework allows each of our business units to take advantage of available opportunities for revenue growth, pricing excellence and margin improvement. We believe this work will enable us achieve organic growth above market and to earn superior returns in the long-term.

Driving value through talent. The Company has built a diverse and talented leadership team that is well-positioned to execute on our transformation to a more aligned operating model. We believe that investing in our employees is a critical component of our business strategy. We endeavor to do this through talent acquisition, development, succession planning and fostering an inclusive workforce.

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

Acquisitions and divestitures. We regularly evaluate opportunities that best support our long-term strategy, including acquisitions and divestitures.

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
Reportable Segments
We have three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions. Our reportable segments compete based on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributor, retailer and installer needs, as well as end-user customer preference. Our markets are very competitive. For the year ended December 31, 2024, our top 10 customers accounted for 38% of net sales, with one customer accounting for 12% of our net sales. See Note 18 — Reportable Segment and Geographical Information in the Notes to the Consolidated Financial Statements for information on our reportable segments.
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

Product Categories	Brands
Windows	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line®, Cascade® Windows, Prime Windows, Great Lakes Windows®, North Star®, Bertha®, Harvey®, SoftLite® and Thermo-Tech®.
Doors	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line®, North Star®, Bertha®, Harvey®, SoftLite® and Thermo-Tech®
We sell our windows and doors through multiple distribution channels. Our residential new construction product lines are sold across a diversified customer base, which includes independent building products dealers, regional and national lumberyards, homebuilders and contractors, and retail home centers. Our residential repair and remodel window products are primarily sold through one-step distributors, retail home centers, and independent home improvement dealers and retail home centers. Dealers typically market directly to homeowners or contractors in connection with remodeling requirements, while distributors focus primarily on selling to builders, contractors and local independent retailers. We are a key supplier to the nation’s largest homebuilders, which we have served through our distribution channels and through direct relationships for over 10 years.
In Canada, sales for residential new construction are predominantly made on a direct basis to homebuilders and contractors, while residential repair and remodel products are primarily sold through independent window dealers and regional lumberyards. We distribute Ply Gem Canada products through our distribution centers across Western Canada. In Ontario, we manufacture and distribute North Star branded windows and doors primarily for the premium-priced tier of the residential repair and remodel market.

The North American window and patio door market remains highly fragmented. The Aperture Solutions reportable segment’s main competitors include national brands such as Jeld-Wen, Pella, MI and Andersen, and regional brands such as PGT, United and Provia. Competitors in Canada include Jeld-Wen, All Weather at Home and numerous regional brands. We generally compete on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributors’, retailers’ and installers’ needs. We believe all our products are competitively priced and that we are one of the few manufacturers to serve all end markets and price points on a national basis.
Surface Solutions
Our Surface Solutions reportable segment offers a broad suite of surface solution products and accessories at multiple price tiers for the residential new construction and repair and remodel end markets as well as stone installation services. Our product categories and collection of key brands in the Surface Solution reportable segment include the following:

Product Categories	Brands
Siding and accessories	Ply Gem®, Mastic®, Mitten®, Variform®, MAC Metal Architectural®
Cellular PVC trim	Ply Gem®
Vinyl fencing and railing	Ply Gem®
Stone veneer	Ply Gem®, Environmental Stoneworks®, ClipStone®, Canyon Stone®
Gutter & Gutter protection	Ply Gem®, Leaf Relief®, Leaf Relief Snap Tight, Leaf Smart®, Leaf Logic®
We sell our Surface Solutions products mainly through wholesale and specialty distributors, retail home centers, manufactured housing producers, homebuilders, and contractors. We have an extensive network of independent dealers and distributors serving contractors and homebuilders nationwide. We believe we are well-positioned in the specialty distributor channel with many of the largest and most successful distributors in the industry. In Canada, our products are distributed nationwide, mainly through our distribution centers and to retail home centers, lumberyards and contractors.
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
We believe we maintain leading positions across all our key product categories in this reportable segment and we believe that our brands, many of which have been in use for several decades, are well-recognized by our customers and industry associations. Our principal products in this reportable segment include:
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
Our metal building systems are sold predominately under the Metallic Building Company®, Ceco Building Systems, Star Building Systems®, Heritage Building Systems®, Robertson Building Systems® brands and Mueller Building Systems® brands.
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
Our Retail Direct business is comprised of the Heritage Building Systems®, Reed’s Metals®, Metal Depots® brands and Mueller Building Systems® brands. This business sells simple metal buildings including pole barns, cold formed buildings and low-complexity pre-engineered metal buildings, metal roofing and some third party produced products to retail customers through a network of branch locations.

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
Other Information
Manufacturing and Distribution
We employ a multichannel distribution strategy with 199 manufacturing and warehouse facilities across North America. Our broad distribution network enables us to serve customers across all 50 U.S. states, all 10 Canadian provinces and other select international jurisdictions. Our integrated footprint enhances our ability to serve and develop deeper customer relationships across both our residential and commercial end markets. The breadth of diversification across our business, from what we sell, to where we sell and to whom we sell, enables significant resiliency in our business model by insulating us from any negative trends or fluctuations in any single market segment, distribution channel, customer segment or product category.

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

Human Capital Resources
At December 31, 2024, we employed more than 18,800 full-time and part-time employees (excluding contract workers), with 81% of our workforce composed of hourly production, manufacturing, shipping, customer service and other employees. Approximately 1,900 of employees work under collective bargaining agreements. Our current agreements expire in 2025 and 2027.
Corporate stewardship is a responsibility that is deeply embedded in our long brand history. We believe our employees drive our business and our ability to effectively serve our customers and sustain our competitive position. We endeavor to create an environment that keeps our employees safe, treats them with dignity and respect and fosters a culture of high performance. We do this through the programs summarized below, the objective and related risk of each is overseen by our Board of Directors or its committees.
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
To succeed in an ever-changing and competitive labor market, we have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include among other things: (i) promoting health and safety (ii) providing market-competitive compensation and benefit programs, (iii) emphasizing performance management and career development, and (iv) championing an inclusive work environment. Further information is available in our Environmental, Social & Governance Report report available on our website.
Compensation and Benefit Programs
We are committed to providing our employees with a market-competitive compensation package that rewards performance and achievement of desired business results. Our compensation package consists of three primary benefits: pay (base pay and incentive programs), health and welfare benefits, and retirement contributions. Our programs target the market median for competitiveness. We provide benefit programs with the goal of improving physical, mental, and financial wellness of our employees throughout their employment. Some examples of this include base and variable pay, medical, dental, vision, life and accidental death and dismemberment insurance, paid time off and retirement savings plans. We analyze our compensation and benefit programs annually to ensure we remain competitive and make changes as necessary.
Performance Management and Career Development
Our leaders receive training on our three pillars of performance management, including goal-setting, professional development, and giving performance and development feedback. This creates the foundation for our leaders to support their teams to connect their work to our purpose, mission, values, and strategies of the Company, motivating and giving them a higher sense of purpose.
Our talent strategy is focused on having the right people with the right skills in the right roles supporting a consistent and compelling employee experience. We believe this enables us to exceed our customers’ expectations and allow our people to develop and increase their career opportunities. Our talent management process:
•Clearly defines roles and goals;
•Establishes clear-cut performance and behavior expectations;
•Focuses work in alignment with business strategy and company goals; and
•Creates consistent, structured processes to enable development and career growth, including extensive curriculum and training programs.
We manage and measure our employee engagement with a view to gaining insight into our employees’ experiences, levels of workplace satisfaction, and feelings of engagement within the Company. We measure employee engagement and manager effectiveness at least annually through our global engagement survey and strive to increase our engagement scores year-over-year. To assist in this effort, managers are given direct access to their engagement results, share these results with their teams, and create measurable action plans. The senior leadership team demonstrates their commitment to engagement through transparent communications in town halls and leadership team meetings. Engagement is also managed at the local level.

Employee Safety and Wellness
Cornerstone Building Brands is committed to safety as our highest priority. Safety is one of the Company’s core values. We are committed to (i) providing training for our employees to perform their job tasks safely, (ii) developing and maintaining safety programs and initiatives with the purpose of eliminating all injuries, safety incidents and job-related illnesses and (iii) addressing all safety risks in a thorough and timely manner. We publicly disclose operational health and safety statistics on our rate of recordable injuries and our rate of lost workdays due to injuries involving full-time and part-time employees, temporary employees and contractors.
Our employee safety and wellness programs are designed around enterprise-wide policies and standards and a commitment to complying with applicable laws within our manufacturing, service and install, and headquarter operations. We proactively implement management systems and procedures consistent with industry best practices to prevent employee health and safety risks and to create a strong safety culture and improve performance. We are committed to continuous improvement and continue to measure, refine, and improve on our performance. We educate and train our employees to help ensure compliance with our policies, standards, and management systems. We also have policies and procedures in place to encourage employees to stop work to address at-risk conditions without threat of retaliation. Our management and Board of Directors regularly review our health and safety results and progress at Board of Directors meetings to promote continuous improvement.
Environmental Matters
Sustainability
We are well-positioned to make positive impacts on the communities we serve as we continue our journey to become North America’s premier manufacturer of exterior building solutions.
We recognize our responsibility as a provider of building solutions to communities across North America to incorporate sustainability into our products and our business operations. Our business is committed to integrating sustainability in decision making.
In 2024, we continued our sustainability journey by establishing baselines for key sustainability metrics, implementing a SaaS application to operationalize our sustainability data and engaging our supply chain with respect to sustainability specific initiatives. We also continued to focus on a climate-positive future through energy and water conservation, landfill diversion and responsible sourcing while acting as stewards of the environment. By addressing energy usage and operational environmental impacts, we seek to have a positive impact for both our stakeholders and the planet. We are committed to the well-being of our employees, our fence line communities and the customers we serve. We believe that our sustainable business practices provide positive societal benefits for our people and our communities.
As we continue to develop an integrated strategy of financial growth and corporate responsibility for the future, we acknowledge that there is still much work to do as we take the next steps on our sustainability journey. Our highest priority is always the safety of our employees. We are committed to conducting business at the highest levels of ethics every day.

Environment, Health and Safety Matters
Our operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of our employees and the end-users of our products; regulate the chemicals imported and used in our raw materials and products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, consent orders, requirements to install pollution controls or other abatement equipment, or civil sanctions.
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

The construction industry is highly sensitive to global, national and regional macroeconomic conditions. The risks associated with our business may become more acute in periods of a slowing economy or economic downturns, which may reduce business and consumer confidence and result in decreased demand for our products. Furthermore, rising, or volatile continued high interest rates in response to concerns about inflation may further increase economic uncertainty and heighten these risks. In addition, instability and weakness of the U.S. and global economies, including due to disruptions to financial markets, inflation, actual or perceived economic downturns, rising unemployment, geopolitical events and the negative effects on consumer spending, may materially adversely affect our business, financial condition and results of operations.

Our residential business depends heavily on the new home construction and repair and remodel markets. Our commercial business depends heavily on the levels of commercial construction activity. Current market estimates continue to forecast high levels of volatility in 2025, including greater and faster-than-normal changes in factors such as interest rates, inflation, business and consumer confidence, unemployment, and the availability of business and consumer credit. Such volatility could cause declines in the residential and commercial construction activity markets and could lead to decreased demand for and sales of our products, which would have an adverse impact on our business, financial condition and results of operations.

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

Historically, any uncertainty about economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, higher interest rates, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, the availability or increased cost of homeowner’s insurance, overall conditions in the residential and commercial real estate markets, labor and healthcare costs, access to credit, tariffs, and other macroeconomic factors.

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

Our ability to attract and retain or replace employees is challenging due to a shortage of hourly and technically skilled workers for our manufacturing facilities and a competitive market for non-manufacturing workers. We face intense competition for talent to operate our manufacturing facilities, including from current and potential competitors in our industry. As a large-scale manufacturer, our workforce is distributed across North America, and we may incur significant costs to attract and retain employees, particularly in smaller, local markets. We also face intense competition for non-manufacturing talent given the broader labor market conditions. If we do not attract and retain the services of individuals to operate our manufacturing facilities, we may experience delays in producing our products, which may result in a reduction in net sales and an adverse effect on our business, results of operations and financial condition. In addition, if we are not successful in attracting and retaining the services of non-manufacturing workers, our business, our financial condition and results of operations could be adversely impacted.

Increases in labor costs, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers and changes in demographics or regulatory conditions could delay or impede our production, reduce sales of our products and increase our costs.

Our ability to attract and retain qualified manufacturing team members to operate our manufacturing plants efficiently is critical to our financial performance. Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2024, about 10% of our employees were represented by labor unions, the collective bargaining agreements with whom will expire in fiscal year 2025 and 2027. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs. Any labor shortage will create operating inefficiencies that could adversely impact our financial performance. In addition, changes in demographic or regulatory conditions in certain geographic markets, including changes in immigration law, may adversely affect our ability or our customers’ ability to maintain an adequately skilled labor force.

The industries in which we operate are highly competitive.

Competition in the construction markets of the building industry is intense. Competition is based primarily on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributor, retailer and installer needs, as well as end-user customer preference. In addition, we also compete with alternative building products materials and alternative methods of building construction that do not utilize our products which may be viewed as more traditional, more aesthetically pleasing or having other advantages.

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

Further, vertical consolidation by our competitors may negatively impact our ability to compete. For example, in the past several of our competitors in the Shelter Solutions reportable segment were acquired by steel producers. Competitors owned by steel producers may have a competitive advantage on raw materials that we do not enjoy. Steel producers may prioritize deliveries of raw materials to such competitors or provide them with more favorable pricing, both of which could enable them to offer products to customers at lower prices or accelerated delivery schedules.

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

Our business is heavily dependent on the price and supply of raw materials including steel, PVC resin, aluminum and glass. Raw material prices have been volatile in recent years and may remain volatile in the future. Raw material prices are influenced by numerous factors beyond our control, including general domestic and international economic conditions; currency fluctuations; supply constraints; competition; labor costs; freight and transportation costs; production costs; and tariffs, import duties and other trade restrictions. For example, in 2018, the Trump administration implemented new tariffs on imports of steel and aluminum into the U.S. In response to these tariffs, the European Union, Canada, Mexico and China announced tariffs on U.S. goods and services. Although some of these tariffs have been rescinded, suspended, or modified, some remain. In addition, the second Trump administration has proposed new, broad tariffs on all imports, as well as targeted tariffs on certain trading partners. We cannot predict what, if any, new tariffs will be implemented, and we are closely monitoring the administration’s actions in this space, particularly for any that may affect our operations in Mexico and Canada. The current tariffs, along with any future tariffs and trade restrictions that may be implemented by the second Trump administration, could result in reduced overall economic activity and increased costs in operating our business.

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

Our Aperture Solutions and Surface Solutions reportable segments depend on a core group of significant customers for a substantial portion of net sales and we expect this to continue for the foreseeable future. For the year ended December 31, 2024, the top 10 customers accounted for 59% of net sales in Aperture Solutions and 49% of net sales in Surface Solutions. The loss of, or a significant adverse change in our relationships with our largest customers, or loss of market position of any major customer, whether because of an inability to successfully develop new products or improve existing products, or otherwise, could cause a material decrease in net sales. The loss of, or a reduction in orders, from any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or an inability to collect accounts receivable from any major customer could adversely impact our net sales and profitability. In addition, net sales from customers that have accounted for significant net sales in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Our operations include 93 manufacturing facilities and 106 distribution and warehouse facilities located throughout North America (see “Item 2. Properties” for additional information). As a result, our operations are subject to various federal, state, local and foreign environmental, health and safety (“EHS”) laws. Among other things, these laws (i) regulate the emissions and discharges of pollutants into the environment, (ii) govern the use, storage, treatment, disposal and management of hazardous materials and wastes, (iii) protect the health and safety of our employees, the end-users of our products, and the general public, (iv) regulate the chemicals imported and used in our raw materials and products, and (v) impose liability for the costs of investigating and remediating present and past releases of hazardous materials and other related damages. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or other equipment, civil sanctions, and in extreme cases, criminal sanctions, permit revocations, and facility shutdowns. We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have historically owned or, operated, at third party sites contracted for waste disposal, or at sites where predecessors released hazardous materials. We also could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise because of violations of or liabilities under EHS laws or in connection with releases of hazardous materials. In addition, changes in or new interpretations of existing EHS laws, regulations or enforcement policies, the discovery of previously unknown environmental contamination, or the imposition of other environmental liabilities or obligations in the future, in each case with respect to our operations, products or business activities, may lead to additional costs that could have a material adverse effect on our business, financial condition or results of operations. We cannot predict whether such liabilities or obligations will arise in the future or the scope thereof.

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

In the course of preparing our financial statements for the interim period ended September 28, 2024, management identified a material weakness in our internal control over financial reporting that existed due to the implementation of a new ERP System within the Shelter Solutions reportable segment. The presence of this material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. However, no such material misstatement has occurred to date.

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

We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weakness we have identified or that we will not uncover additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis. If such material misstatements were not prevented or detected on a timely basis, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our results of operations, which could have a material adverse effect on our business, results of operations, and financial condition.

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

For example, the State of California established climate legislation in 2023 that will require certain U.S. companies with business activities in California to provide disclosures related to their GHG emissions, climate-related financial risks and any voluntary carbon offsets or climate related claims. The new California legislation, and the adoption of similar regulations in other U.S. states and/or Canada and Mexico are likely to increase the resources we will need to allocate for compliance. In addition, any other future, more stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions, if adopted, could impact our manufacturing operations, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses.

Further, global climate change may increase the frequency or intensity of extreme weather-related events, such as storms, floods, hurricanes, wildfires, extreme temperatures, and other events that could affect our facilities and, workforce, supply chain, and demand for our products, which could have a material adverse effect on our business, results of operations, and financial condition.

We face risks related to our international operations.

In addition to the U.S., we operate our business in certain foreign jurisdictions, principally in Canada and Mexico, and make sales in certain other jurisdictions, which poses certain risks to our business, including foreign exchange rate and international legal compliance risks.

Our operations in Canada generated 7.1% of our net sales in 2024. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures.

Our international operations require us to comply with certain U.S. and international laws, such as import/export laws and regulations, anti-boycott laws, anti-dumping laws, economic sanctions, laws and regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. Any new tariffs and trade restrictions that may be implemented by the second Trump administration could result in reduced overall economic activity and increased costs in operating our business, which could have a material adverse effect on our business, financial condition and results of operations. See Risk Factor, “Price volatility and supply constraints for raw materials could prevent us from meeting delivery schedules to our customers or reduce our profit margins.” In addition, we operate in parts of the world, including Canada and Mexico, that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws has proved challenging historically. We cannot provide absolute assurance that our internal controls and procedures will always prevent reckless or criminal acts by our employees or agents, or that the operations of acquired businesses will have been conducted in accordance with our policies and applicable regulations. If we are found to be liable for violations of these laws (either due to our own acts, out of inadvertence or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, including limitations on our ability to conduct our business, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Any impairment of our goodwill, intangible or other long-lived assets could negatively impact our results of operations and financial condition.

We evaluate assets on our Consolidated Balance Sheets, including goodwill, intangible and other long-lived assets, annually, in the case of goodwill, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, and external market conditions that would require an impairment test. For example, during the third quarter of 2024, we recorded goodwill impairment charges of $12.9 million, $329.1 million, and $40.8 million related to our Aperture Solutions–U.S., Siding Solutions–U.S., and Surface Solutions–U.S. Stone reporting units, respectively, as well as an intangible impairment charge of $32.7 million related to Surface Solutions–U.S. Stone. During the fourth quarter of 2024, we recorded impairment charges related to goodwill of $483.3 million to our Aperture Solutions–U.S. reporting unit and $24.2 million and $11.8 million related to property, plant and equipment and right-of-use assets, respectively, at our Surface Solutions–U.S. Stone reporting unit. We may experience unforeseen events in the future, that could adversely affect the value of our goodwill, intangible assets or other long-lived assets and trigger other interim impairment evaluations. There can be no assurance that valuation multiples will not decline, discount rates will not increase, or the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. Future determinations of significant impairments of goodwill, intangible assets or other long-lived assets as a result of an impairment test or any accelerated amortization of our long-lived assets could have a negative impact on the Company’s business, results of operations and financial condition.

Risks Related to our Sole Stockholder
The interests of our controlling stockholder may differ from the interests of holders of our indebtedness.

Following the Merger (as defined herein), investment funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) own all of the Company’s outstanding capital stock and have the ability to appoint the members of our Board of Directors. As a result, CD&R has significant influence over our business. The interests of CD&R may differ from those of holders of our outstanding indebtedness in material respects. For example, CD&R may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment, even though such transactions might involve risks to holders of our outstanding indebtedness. CD&R is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. The companies in which CD&R invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, CD&R may determine that the disposition of some or all of their interests in the Company would be beneficial to them at a time when such disposition could be detrimental to the holders of our outstanding indebtedness.

Risks Related to our Indebtedness and Liquidity
We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and make payments on our indebtedness.

As of December 31, 2024, we had outstanding principal on long-term debt totaling $4.8 billion.
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

Further, the terms of the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement (each as defined in Note 9 — Debt), the August 2028 Indenture (as defined below), January 2029 Indenture (as defined below) and August 2029 Indenture (as defined below) provide us and our subsidiaries with the flexibility to incur a substantial amount of additional secured or unsecured indebtedness in the future if we or our subsidiaries are in compliance with certain incurrence ratios set forth therein. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of December 31, 2024, we were able to borrow up to(i) $850.0 million under the ABL Facility (as defined in Note 9 — Debt), (ii) $95.0 million under the ABL FILO Facility (as defined in Note 9 — Debt) and (iii) $92.0 million under the Cash Flow Revolver (as defined in Note 9 — Debt). Borrowings under the ABL Facility, the ABL FILO Facility and the Cash Flow Revolver would be secured.

The Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, and the indenture governing the terms of our 8.750% Senior Secured Notes (the “August 2028 Indenture”), the indenture governing the terms of our 6.125% Senior Notes (the “January 2029 Indenture”), and the indenture governing the terms of our and 9.500% Senior Secured Notes (the (“August 2029 Indenture”) contain restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.

The Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, the August 2028 Indenture, the January 2029 Indenture and the August 2029 Indenture contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

We are required to make mandatory pre-payments under the Cash Flow Credit Agreement, the Side Car Term Loan Credit Agreement and the ABL Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Cash Flow Credit Agreement, the Side Car Term Loan Agreement and the ABL Credit Agreement. In addition, under the Cash Flow Credit Agreement, the Side Car Term Loan Credit Agreement, the August 2028 Indenture, the January 2029 Indenture and the August 2029 Indenture, we are required to reinvest or repay debt in an amount equal to the proceeds of divestitures within 18 months of the closing date of such divestiture. There can be no assurance that we will have the funds necessary to comply with the requirement and that the failure to comply may have a materially adverse effect on our business, financial condition and results of operations.

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

Our failure to comply with obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, the August 2028 Indenture, the January 2029 Indenture or the August 2029 Indenture as well as others contained in any future debt instruments from time to time, may result in an event of default under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, the August 2028 Indenture, the January 2029 Indenture or the August 2029 Indenture, as applicable. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, results of operations, financial condition and cash flows could be adversely affected.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability, decrease our liquidity and impact our solvency.

Our indebtedness under the Cash Flow Facilities, the ABL Facilities and the Side Car Term Loan Facility, due August 2028 (each as defined in Note 9 — Debt) bears interest at variable rates, and our future indebtedness may bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. While the Board of Governors of the U.S. Federal Reserve System lowered interest rates slightly multiple times in 2024 after three years of rate increases, it may raise interest rates again in the future based on U.S government policies and/or macroeconomic conditions. As of December 31, 2024, assuming all Cash Flow Revolver and ABL Facilities revolving loans were fully drawn and SOFR exceeded 0.00%, each one percent change in interest rates would result in an approximately $10.4 million change in annual interest expense on the Side Car Term Loan Facility, the Cash Flow Revolver and the ABL Facilities (excluding the impact of any Company hedging arrangements). The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

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

Board Oversight

The Board of Directors has established robust oversight mechanisms designed to ensure effective governance in managing risks associated with cybersecurity threats due to the significance of these threats to our operational integrity. The Board of Directors has delegated to the Audit Committee oversight over cybersecurity risk.

Governance – Conveying Risks to the Board of Directors

The Chief Information Officer (“CIO”) and Chief Financial Officer (“CFO”) play a pivotal role in keeping the Audit Committee apprised of cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a quarterly basis at the Audit Committee meetings. These briefings encompass a broad range of topics, including:

•Current cybersecurity landscape and emerging threats
•Status of ongoing cybersecurity initiatives and strategies
•Incident reports and learnings from cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, CIO and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks to ensure that the Board Director’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance for major initiatives. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit Committee or Board of Directors, as appropriate, through the Board-approved escalation protocol.

Governance and Management

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Director Cyber Security under the oversight of the Chief Information Officer. With over 20 years in the field of IT and cybersecurity, the Director, Cyber Security has significant professional experience including senior technical leadership roles along with consulting and management roles at public and private companies in the manufacturing, chemical and oil and gas sectors. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. He holds a masters in science degree from the University of Texas at Austin and professional certifications that include a CISSP and an active U.S. Government security clearance. Our Director Cyber Security oversees our cybersecurity governance programs and leads a team responsible for cybersecurity risk assessment, continuous monitoring for internal and external threats and vulnerabilities, remediation of known risks, and employee cybersecurity training.

Management Oversight

Our Director, Cyber Security and Chief Information Officer are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Keeping senior management abreast of the cybersecurity posture and potential risks facing the Company is viewed as crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Director, Cyber Security leads a team of cybersecurity engineers, manages vendor relationships, and is responsible for implementation and oversight of processes for monitoring enterprise information systems. These processes include the deployment of advanced cybersecurity platforms which continually assess, remediate and provide regular measures and regular system audits so that identified threats and potential vulnerabilities can be addressed. In the event of a cybersecurity incident, the Director Cyber Security is equipped with our Cybersecurity Incident Response Plan. This plan includes an escalation protocol to ensure Company leaders and the Board of Directors are aware of and can oversee response plans, immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Processes also include escalating potentially material incidents directly to the General Counsel to ensure incidents are reported as required by applicable law and regulation. Both the Board of Directors and the Company’s IT Steering Committee, which is comprised of senior executives are kept updated on any material incidents, cybersecurity initiatives and the Company’s cybersecurity strategic roadmap.

Item 2. Properties.
Our principal executive office is located in Cary, North Carolina. The following table provides additional information by reportable segment and geography with respect to our properties as of December 31, 2024:

	Manufacturing Facilities			Distribution and Warehouse Facilities
	Owned	Leased	Total	Owned	Leased	Total
Aperture Solutions	7	31	38	—	20	20
Surface Solutions	7	9	16	1	38	39
Shelter Solutions	23	16	39	38	9	47
Total	37	56	93	39	67	106
U.S.	33	53	86	39	47	86
Canada	3	3	6	—	20	20
Mexico	1	—	1	—	—	—
Total	37	56	93	39	67	106
Item 3. Legal Proceedings.
In July 2022, and pursuant to an Agreement and Plan of Merger dated March 5, 2022, Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owner of Cornerstone Building Brands. In January 2023, purported former stockholders filed 2 separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024, and the case is ongoing. On June 26, 2024, the plaintiffs filed an amended complaint. On February 24, 2025, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation remains subject to court approval. The Stipulation provides for CD&R and the Company, on behalf of the defendants, to pay or cause their respective insurers to pay a total of $45.0 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the non-affiliated shareholders of the Company. The Company's portion of the proposed settlement relating to its indemnification of its former directors and officers is recoverable from insurance.The agreement is contingent upon final court approval, which is anticipated to occur later in 2025.

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorney’s fees, expenses and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay in litigation. On September 30, 2024, the court granted the defendants’ motion to dismiss without prejudice. On October 15, 2024, the plaintiffs filed an amended complaint, which the defendants again moved to dismiss or stay on November 26, 2024. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss.

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
Holders
As of March 14, 2025, there was one holder of the Company’s common stock.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in the State of Delaware. The Company is a leading exterior building products manufacturer; by sales; in North America and serves residential and commercial customers across new construction and the repair and remodel end markets.
Our mission is to be relentlessly committed to our customers and to create superior exterior building solutions that enable communities to grow and thrive. All references herein for the year “2024” represents the year ended December 31, 2024 and “2023” represents the year ended December 31, 2023.
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
Costs related to other business activities, primarily our corporate headquarters functions, are disclosed separately from the three reportable segments as “Corporate and Other.” See Note 18 – Reportable Segment and Geographical Information, in our Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for additional information.

Significant Business Developments
Our significant business development activities in 2024 and 2023 included:
•In August 2023, we completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), a manufacturer of high-end steel siding and roofing products.
•In December 2023, we completed the acquisition of the Eastern Architectural Systems (“EAS”) business, which manufactures custom-made aluminum and vinyl impact windows and doors.
•In April 2024, we completed the acquisition of Harvey Building Products Corp. (“Harvey”), a manufacturer of high performing windows and doors which include the brands Harvey, Softlite and Thermo-Tech.
•In July 2024, we completed the acquisition of Mueller Supply Company, Inc. (“Mueller”), a leading manufacturer of residential metal roofing and components in steel buildings.
The impact of acquisitions and divestitures, when presented, is quantified as the portion of the preceding twelve months post- or pre-transaction where no comparable period is available.
Goodwill, Intangible Asset and Property, Plant and Equipment Impairment
Our 2024 results reflect goodwill impairment losses of $866.1 million, consisting of $382.8 million in the third quarter and $483.3 million in the fourth quarter. In the second half of 2024, we assessed the changes in circumstances that occurred during the period to determine if it was more likely than not that the fair values of any reporting units were below their carrying amounts. While there was no single determinative event or factor, the consideration in totality of several factors, including, among others: (i) the recessionary impacts on residential and commercial markets; (ii) elevated interest rates and home affordability concerns, (iii) the potential for new or modified tariffs on steel and aluminum, and (iv) the decline in home equity borrowings is anticipated to have a considerable effect on the repair and remodel market, led us to conclude the impairment tests were necessary.
Additionally, the Company recognized an impairment loss of $68.7 million related to long-lived assets in its Surface Solutions–U.S. Stone asset group that was allocated to intangible assets of $32.7 million, property, plant and equipment of $24.2 million, and lease right-of-use assets of $11.8 million.
See Critical Accounting Estimates within this item and Note 5, Property, Plant and Equipment, Net, Note 6, Goodwill and Intangible Assets and Note 8, Leases in Item 8, Financial Statements and Supplementary Data, to the consolidated financial statements for additional information.
Financial Measures
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

Results of Operations
This section of the Form 10-K includes a comparison of 2024 to 2023. A similar discussion and analysis that compares 2023 to 2022 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Cornerstone Building Brands’ Annual Report on Form 10-K for the year ended December 31, 2023.
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Net sales	$5,297,529	$5,402,434
Gross profit	1,096,673	1,204,992
% of net sales	20.7%	22.3%
Selling, general and administrative expenses	1,014,733	954,718
% of net sales	19.2%	17.7%
Impairment of goodwill, intangible assets and property, plant and equipment	934,729	—
Loss on divestiture	—	10,080
Income (loss) from operations	(852,789)	240,194
% of net sales	(16.1)%	4.4%
Interest expense	(450,188)	(380,706)
Foreign exchange gain (loss)	(14,136)	6,768
Loss on extinguishment of debt	—	(184)
Other income, net	5,694	15,013
Loss before income taxes	(1,311,419)	(118,915)
Income tax benefit	(122,009)	(43,390)
Net loss	$(1,189,410)	$(75,525)
Non-GAAP financial measure – Adjusted EBITDA*	$584,522	$745,413
% of net sales	11.0%	13.8%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for 2024 decreased $104.9 million, or 1.9%, compared to 2023, mainly due to lower volume across all reportable segments, partially offset by the strategic acquisitions of MAC Metal in August 2023, EAS in December 2023, Harvey in April 2024 and Mueller in July 2024.
Gross profit as a percentage of net sales was 20.7% for 2024 compared to 22.3% for 2023, primarily due to higher material costs, principally at Shelters Solutions, higher labor costs, and unfavorable price over inflation, partially offset by manufacturing net efficiencies and lower depreciation and amortization expense.
Selling, general and administrative expenses increased $60.0 million, or 6.3%, for 2024 compared to 2023, mainly due to the impact of acquisitions, partially offset by favorable non-labor spending.
Impairment of goodwill, intangible assets and property, plant and equipment consists of impairment charges for goodwill of $866.1 million, for intangibles of $32.7 million, property plant and equipment of $24.2 million and right of use assets of $11.8 million recorded during 2024. No goodwill or intangibles impairment charges were recorded during 2023.
Loss on divestiture consists of a gain recognized to finalize working capital in connection with the strategic divestiture of our coil coatings business of $10.1 million during 2023.
Interest expense increased by $69.5 million, or 18.3%, for 2024 compared to 2023. The following table sets forth the components of interest expense:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Interest on outstanding borrowings	$398,690	$333,950
Cash impact of interest rate swaps	(49,349)	(44,957)
Amortization of interest rate swap fair value(1)	12,112	11,980
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	88,692	79,836
Other	43	(103)
Total interest expense	$450,188	$380,706
* Refer to Non-GAAP Financial Measures for further discussion.
(1) The fair value adjustments were made in connection with the Merger transaction in July 2022, under which investment funds managed by Clayton, Dubilier and Rice (“CD&R”) became indirect owners of all the issued and outstanding shares of Cornerstone Building Brands (the “Merger”).
Interest on outstanding borrowings increased due to higher interest on borrowings used to finance the Harvey and Mueller acquisitions during 2024.
Foreign exchange gain (loss) for the years 2024 and 2023 are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Loss on extinguishment of debt includes a loss totaling $0.2 million for 2023, which resulted from the repurchase of our 6.125% Senior Notes due January 2029 (“the 6.125% Senior Notes”).
Other income, net for 2024 decreased $9.3 million compared to 2023 primarily due to a decrease in interest income earned on money market funds. The Company exited the money market investment funds at the end of 2023.
Income tax benefit effective tax rate was 9.3% in 2024 and 36.5% in 2023. The change was mainly due to pre-tax book losses resulting from impairment charges to deductible and non-deductible goodwill and intangible assets during 2024 and additional book amortization and depreciation related to the Merger transaction. Also, during 2023, there was an impact to the state income tax due to internal restructuring.

Reportable Segment Results of Operations
The following table sets forth the results of operations for our reportable segments:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Net sales
Aperture Solutions	$2,506,408	$2,477,731
Surface Solutions	1,260,848	1,270,906
Shelter Solutions	1,536,431	1,661,391
Eliminations	(6,158)	(7,594)
Total net sales	$5,297,529	$5,402,434

Net sales, third party customers
Aperture Solutions	$2,505,748	$2,476,870
Surface Solutions	1,255,350	1,264,173
Shelter Solutions	1,536,431	1,661,391
Total net sales, third party customers	$5,297,529	$5,402,434

Adjusted segment EBITDA*
Aperture Solutions	$297,250	$336,095
Surface Solutions	242,211	224,561
Shelter Solutions	178,765	322,874
Corporate and Other	(1,169,358)	(230,739)
Depreciation and amortization	(401,657)	(412,597)
Income (loss) from operations	$(852,789)	$240,194
* Refer to Non-GAAP Financial Measures for further discussion.
Aperture Solutions
The following table sets forth the results of operations for the Aperture Solutions reportable segment:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Net sales	$2,506,408	$2,477,731
Net sales, third party customers	$2,505,748	$2,476,870
Adjusted reportable segment EBITDA*	$297,250	$336,095
% of net sales	11.9%	13.6%
Depreciation and amortization	$178,486	$179,611
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for 2024 increased $28.7 million, or 1.2%, compared to 2023 mainly driven by the strategic acquisition of EAS in December 2023 and Harvey in April 2024, partially offset by lower volumes.
Adjusted reportable segment EBITDA for the 2024 decreased $38.8 million compared to 2023 mainly driven by lower volumes and an unfavorable price and product mix net of inflation, partially offset by the strategic acquisition of EAS in December 2023 and Harvey in April 2024.

Surface Solutions
The following table sets forth the results of operations for the Surface Solutions reportable segment:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Net sales	$1,260,848	$1,270,906
Net sales, third party customers	$1,255,350	$1,264,173
Adjusted reportable segment EBITDA*	$242,211	$224,561
% of net sales	19.2%	17.7%
Depreciation and amortization	$103,214	$88,597
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for 2024 decreased $10.1 million, or 0.8%, compared to 2023 mainly driven by lower volumes, partially offset by favorable price and product mix.
Adjusted reportable segment EBITDA for 2024 increased $17.7 million, compared to 2023 mainly due to net manufacturing efficiencies, favorable price and product mix, partially offset by lower volumes.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Net sales	$1,536,431	$1,661,391
Net sales, third party customers	$1,536,431	$1,661,391
Adjusted reportable segment EBITDA*	$178,765	$322,874
% of net sales	11.6%	19.4%
Depreciation and amortization	$116,222	$139,481
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for 2024 decreased $125.0 million, or 7.5%, compared to 2023 mainly driven by lower volumes and unfavorable product and price mix, partially offset by the acquisition of Mueller in July 2024. Lower average selling prices have negatively impacted net sales and margins on weaker market conditions.
Adjusted reportable segment EBITDA for 2024 decreased $144.1 million, compared to 2023 mainly due to higher material costs, lower volumes, unfavorable product and price mix net of inflation partially offset by manufacturing net efficiencies and the acquisition of Mueller in July 2024.

Corporate and Other
The following table sets forth Corporate and Other:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Corporate costs	$133,704	$138,117
Impairment of goodwill, intangible assets and property, plant and equipment	934,729	—
Strategic development and acquisition related costs(1)	26,399	25,042
Acquired inventory step-up amortization(2)	17,071	—
Loss on divestiture(3)	—	10,080
Legal settlements, fees and litigation related expenses(4)	15,766	1,241
Long-term incentive plan compensation(5)	18,648	24,855
Facility closure charges and employee separation(6)	9,339	23,068
Change in fair value of contingent consideration(7)	5,489	—
Other	8,213	8,336
Total Corporate and Other	$1,169,358	$230,739
* Refer to Non-GAAP Financial Measures for further discussion.
(1)Costs related to strategic information initiatives, acquisitions and merger activity.
(2)Amortization of adjustment to fair-value inventory in business combination.
(3)Loss on final working capital in connection with the strategic divestiture of our coil coatings business.
(4)Charges related to legal fees and settlements.
(5)Represents charges related to the Company’s equity-based compensation plans.
(6)Charges primarily related to optimizing the Company’s manufacturing footprint and certain employee separation costs.
(7)Fair value adjustment related to contingent consideration on the MAC Metal acquisition.
Corporate costs for 2024 decreased $4.4 million mainly due to lower employee compensation-related expenses.
Depreciation and Amortization

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Depreciation:
Cost of sales	$163,193	$192,130
Selling, general and administrative expenses	33,854	49,160
Total depreciation	197,047	241,290
Amortization - Selling, general and administrative expenses	204,610	171,307
Total depreciation and amortization	$401,657	$412,597
* Refer to Non-GAAP Financial Measures for further discussion.
Depreciation and amortization decreased by $10.9 million for 2024, mainly due to the Company recording a cumulative catch-up adjustment during the prior year as a result of the change in fair value of the underlying assets as of the date of the Merger. These changes included shortened useful lives and a higher depreciable base. The catch-up entries in 2023 are partially offset by the acquisitions of EAS and MAC Metal in 2023 and Harvey and Mueller in 2024. Intangible amortization increased principally due to higher acquisition-related amortization.

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
Reconciliation of Net (Loss) Income to Adjusted EBITDA
The following table presents the reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Net loss	$(1,189,410)	$(75,525)
Interest expense	450,188	380,706
Foreign exchange gain (loss)	14,136	(6,768)
Loss on extinguishment of debt	—	184
Other income, net	(5,694)	(15,013)
Income tax benefit	(122,009)	(43,390)
Income (loss) from operations	(852,789)	240,194
Depreciation and amortization	401,657	412,597
Impairment of goodwill, intangible assets and property, plant and equipment	934,729	—
Strategic development and acquisition related costs(1)	26,399	25,042
Acquired inventory step-up amortization(2)	17,071	—
Loss on divestiture(3)	—	10,080
Legal settlements, fees and litigation related expenses(4)	15,766	1,241
Long-term incentive plan compensation(5)	18,648	24,855
Facility closure charges and employee separation(6)	9,339	23,068
Change in fair value of contingent consideration(7)	5,489	—
Other	8,213	8,336
Adjusted EBITDA	$584,522	$745,413
*Refer to Non-GAAP Financial Measures for further discussion.
(1)Costs related to strategic information initiatives, acquisitions and merger activity.
(2)Amortization of adjustment to fair-value inventory in business combination.
(3)Loss on final working capital in connection with the strategic divestiture of our coil coatings business.
(4)Charges related to legal fees and settlements.
(5)Represents charges related to the Company’s equity-based compensation plans.
(6)Charges primarily related to optimizing the Company’s manufacturing footprint and certain employee separation costs.
(7)Fair value adjustment related to contingent consideration on the MAC Metal acquisition.

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
The following table sets forth our total net liquidity position as of December 31, 2024:

(Amounts in thousands)	Amount
Cash and cash equivalents	$159,529
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility(1)	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	95,000
Letters of credit outstanding and priority payables(2)	51,374
Net credit facility	890,626
Net liquidity	$1,050,155
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
(2)    As of December 31, 2024, we had standby letters of credit serving as a collateral for insurance carriers in the amount of $42.5 million.
During the first quarter of 2025, the Company borrowed $170.0 million on the ABL Facility.
Cash Flows

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Cash flows from operating activities	$15,758	$400,184
Cash flows from investing activities	$(1,134,467)	$(421,869)
Cash flows from financing activities	$814,777	$(62,885)
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

During 2024, the Company generated cash flow from operations of $15.8 million, a decrease from the $400.2 million provided by operations in the prior year. The decrease is due to lower results from operations, higher cash-based interest, higher income taxes paid and unfavorable working capital.
Net Cash from Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash from investing activities was $1,134.5 million during 2024 compared to $421.9 million used in investing activities during 2023. Net cash from investing activities during 2024 is mainly driven by higher capital expenditures and the acquisitions of Harvey and Mueller in 2024.
Net Cash from Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash provided by financing activities was $814.8 million during 2024 compared to $62.9 million used in financing activities during 2023. The $877.7 million increase is mainly driven by $1,335 million in additional short-term borrowings and $500.0 million in long-term borrowings through amendments to our ABL Credit Agreement and term loan facility and the issuance of the 9.500% Senior Secured Notes during 2024. The increase is partially offset by the dividend payment of $231.6 million made to Camelot Parent and $1,239.9 million in repayments of short-term borrowings.
Contractual and Off Balance Sheet Obligations
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. As of December 31, 2024, the Company had total future lease payments of $690.3 million, with $121.5 million payable within 12 months. See Note 8 — Leases in the Notes to the Consolidated Financial Statements for additional information. We have certain long-term debt instruments outstanding. As of December 31, 2024, the Company had total future payments of $4.8 billion, with $34.0 million payable within 12 months. See Note 9 — Debt in the Notes to the Consolidated Financial Statements for additional information.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Consolidated Financial Statements are prepared in conformity with U.S GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and net sales and expenses reported for the relevant reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements. While our estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
Accounting for Business Combinations
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
These fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to be materially adjusted from original estimates in subsequent periods. The significant judgments include (i) the estimation of future cash flows, which are dependent on forecasts, (ii) the estimation of a long-term rate of growth, (iii) the estimation of the useful life of the assets, and (iv) the determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the acquired fair values include assistance from an independent third-party.

Inventories, long-lived assets (primarily property, plant and equipment), goodwill, and intangible assets generally represent the largest components of our acquisitions. In addition, we also acquire other categories of assets and liabilities which can include, but are not limited to, accounts receivable, accounts payable and other working capital. Due to their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired balance sheet. However, when appropriate, we adjust these carrying values for factors such as collectability, existence, and consistency with Company accounting policies. We record the excess of consideration transferred over the fair value of the identifiable net assets acquired as goodwill.
During current year, the Company acquired Harvey in April and Mueller in July. Refer to Note 3, Mergers, Acquisitions and Divestitures to our Consolidated Financial Statements for additional details.
Impairment of Goodwill
We have six reporting units defined as “Aperture Solutions–U.S.,” “Aperture Solutions–Canada,” “Surface Solutions–U.S. Siding,” “Surface Solutions–Canada,” “Stone Solutions” and “Shelter Solutions.” Aperture Solutions–U.S. and Aperture Solutions–Canada reporting units are part of the Aperture Solutions reportable segment. Surface Solutions–U.S. Siding, Surface Solutions–Canada and Surface Solutions–U.S. Stone are part of the Surface Solutions reportable segment. The goodwill balance comprises five reporting units, which had an aggregate carrying amount of $1,105.7 million as of December 31, 2024. There was no goodwill remaining at the Surface Solutions–U.S. Stone reporting unit. An annual assessment of the reporting units for impairment is conducted as of the first day of November. Additionally, more frequent evaluations are undertaken if events or circumstances suggest that the fair value of a reporting unit is likely to be less than its carrying amount. Such events and circumstances may encompass sustained increases in competition, unexpected losses in market share, input costs surpassing projections, disposals of significant components of the business, unforeseen business disruptions (such as those caused by natural disasters or the loss of a customer, supplier, or other significant business relationships), unexpected significant declines in operating results, or substantial adverse changes in the markets in which the entity operates.
The Company determined that an interim goodwill impairment test was necessary in the third quarter of 2024. While there was no single determinative event or factor, the consideration in totality of several factors, including, among others: (i) the recessionary impacts on residential and commercial markets; (ii) elevated interest rates and home affordability concerns, (iii) the potential for new or modified tariffs on steel and aluminum, and (iv) the decline in home equity borrowings is anticipated to have a considerable effect on the repair and remodel market, led us to conclude that it was more likely than not that the fair values of three of our five reporting units were below their carrying amounts. Additionally, the Company completed its annual goodwill impairment test in the fourth quarter of 2024.
The impairment test for reporting units involves comparing the estimated fair value of each reporting unit with its carrying amount. Should the carrying amount of a reporting unit exceed its estimated fair value, an impairment loss is recorded. This loss is determined based on the difference between the fair value and the carrying amount of the reporting units, not to exceed the associated carrying amount of goodwill.
As detailed in Note 6, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses totaling $898.7 million for the year ended December 31, 2024 at our Aperture Solutions–U.S., Surface Solutions–U.S. Siding, and our Shelter Solutions reporting units. These reporting units that were impaired in 2024 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of their latest 2024 impairment testing dates. Accordingly, these and other individual reporting units that have 20% or less excess fair value over carrying amount as of their latest testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with a heightened risk of future impairments had an aggregate goodwill carrying amount of $987.5 million at December 31, 2024. Of the $987.5 million with a heightened risk of future impairments, $371.0 million is attributable to Aperture Solutions–U.S. with 0% excess fair value over carrying amount. If any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. The discounted cash flow method under the income approach is generally employed to estimate the fair value of the reporting units. Additionally, the guideline public company method and the guideline transaction method are utilized under the market approach. Significant assumptions inherent in estimating fair values include the projected future annual net cash flows for each reporting unit, encompassing net sales, cost of sales, selling, general and administrative expenses, depreciation and amortization, working capital, and capital expenditures. Other critical assumptions involve income tax rates, long-term growth rates, and a discount rate that appropriately reflects the risks inherent in each future cash flow stream.

The assumptions utilized in financial forecasts are selected based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s strategic plans, and guideline companies.
The discount rates and long-term growth rates employed to estimate the fair values of the reporting units, which had an excess fair value of 20% or less over the carrying amount, along with the sensitivity to changes in the underlying assumptions as of the most recent 2024 impairment testing date for each reporting unit, are detailed as follows (in millions):

			Impact to Fair Value Under the Discounted Cash Flow Method
			50-Basis Point Change			25-Basis Point Change
	Carrying Amount	Discount Rate	Increase	Decrease	Long-Term Growth Rate	Increase	Decrease
Reporting Units(1)	$1,022.0	12.5%	$(97.2)	$106.9	2.00%	$52.1	$(49.7)
(1) A reduction in fair value would not necessarily cause an impairment in all cases, but due to the low or zero excess fair value over carrying amount for these reporting units, it is reasonably possible that a reduction in fair value would lead to an impairment.
Assumptions utilized in impairment testing are determined at a specific point in time and necessitate considerable judgment; consequently, they are subject to modification based on the prevailing facts and circumstances at each annual and interim impairment test date. Furthermore, these assumptions are typically interdependent and do not change in isolation. Nevertheless, given the reasonable possibility that changes in assumptions may transpire, as a sensitivity measure, the estimated effects of isolated changes in discount rates and long-term growth rates for reporting units with 20% or less excess fair value over the carrying amount have been presented. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of the development of our five-year operating plan, then one or more of our reporting units might become impaired in the future.
Impairment of Long-Lived Assets
We review the carrying value of our long-lived assets, including finite-lived intangibles, property, plant, and equipment, and right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The policy ensures that our financial statements reflect the accurate value of our assets and comply with relevant accounting standards. Indicators of impairment may include, but are not limited to:
•Significant underperformance relative to historical or projected future operating results.
•Significant changes in the manner of use of the assets or the strategy for the overall business.
•Significant negative industry or economic trends.
•Significant decline in the market value of the asset.
•Legal factors, including changes in regulations affecting the asset.

We define our asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. Given the importance of the brands, customer relationships, executive and functional management and integrated support services, the Company has defined its asset groups are consistent with our reporting units, which include: Aperture Solutions–U.S., Surface Solutions–U.S. Siding, Surface Solutions–U.S. Stone, Shelter Solutions, Aperture Solutions–Canada, and Surface Solutions–Canada.

When an indicator of impairment is identified, we perform a recoverability test by comparing the carrying amount of the asset or asset group to the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, determined based on the asset’s market value, if an active market exists, or future. The impairment loss is recognized in the income statement.
Fair value is determined based on the asset's market value, if an active market exists, or we use future undiscounted cash flows over the asset’s useful life to determine if an asset is impaired. The discount rate is adjusted to reflect risks specific to the asset and the time value of money. The Company believes it uses reasonable and supportable assumptions for future cash flows, including assumptions related to the discount rate.
The Company completed an assessment of its long-lived assets for impairment given: (i) the completion of the Company’s third and fourth quarter results, which were below management’s expectations due to several factors such as lower than expected volumes, and (ii) the development and approval of our 2025 annual operating plan in December 2024. As a result of this assessment, the Company recognized an impairment loss of $68.7 million related to long-lived assets in its Surface Solutions–U.S. Stone reporting unit. The impairment is included in the Impairment of goodwill, intangible assets and property, plant and equipment line item in the Consolidated Statements of Income (Loss) for 2024 and was allocated to intangible assets of $32.7 million, property, plant and equipment of $24.2 million, and lease right-of-use assets of $11.8 million.
The impaired assets' revised carrying amounts will be depreciated over their remaining useful lives. The Company will continue to monitor the recoverability of its long-lived assets for its other assets groups and will perform additional impairment tests if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
The Company assumptions utilized in the impairment testing are determined at a specific point in time and necessitate considerable judgment; consequently, they are subject to modification based on the prevailing facts and circumstances at each balance sheet date. Furthermore, these assumptions are typically interdependent and do not change in isolation.
Product Warranties
The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. As of December 31, 2024, the Company’s product warranty liability was $188.3 million, with most of the liability recognized in our Aperture Solutions and Surface Solutions reportable segments. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners. Transferable warranties are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the Company periodically adjusts these provisions to reflect actual experience. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.
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
As of December 31, 2024, the $19.8 million net operating loss carryforward included $10.8 million for U.S federal losses and $9.0 million for U.S. state losses. The state net operating loss carryforwards began to expire in 2024, if unused, and the federal and foreign loss carryforwards will begin to expire in 2030, if unused. There are limitations on the utilization of certain net operating losses.

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
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our revolving credit facilities and term loans facilities. The following table sets forth the annual impact of a quarter point increase or decrease in interest rates on these facilities assuming the revolving credit facilities are fully drawn:

(Amounts in thousands)	December 31, 2024	One-quarter Percent Impact on Interest Rates
Revolving credit facilities balances assuming they are fully drawn:
Asset-based lending facility	$850,000	$2,125
Cash flow revolving facility	92,000	230
First-in-last-out tranche asset-based lending facility	95,000	238
Term loan facilities outstanding balances:
Term loan facility, due April 2028	2,502,500	6,256
Term loan facility, due August 2028	294,000	735
Term loan facility, due May 2031	498,750	1,247
Total	$4,332,250	$10,831
In April 2023, we entered into cash flow interest rate swap hedge contracts for a total notional amount of $1.5 billion to mitigate the exposure risk of our floating interest rate debt. The interest rate swaps effectively convert a portion of the floating rate interest payment into a fixed rate payment. See Note 9 — Debt in the Notes to the Consolidated Financial Statements for information on the material terms of our long-term debt and interest rate swaps.
Foreign Currency Exchange Rates
The functional currency for our Canadian operations is the Canadian dollar (“CAD”). Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar (“USD”) equivalents are reported separately in accumulated other comprehensive (loss) income on the Consolidated Statements of Equity. The net foreign exchange gain (loss) included in net income (loss) in the Consolidated Statements of Income (Loss) was a loss of $14.1 million for 2024 and a gain of $6.8 million for 2023. Net foreign exchange translation loss included in the Consolidated Statements of Comprehensive Income (Loss) were a loss of $15.5 million for 2024 and a loss of $2.8 million for 2023.
We have entered into foreign currency forward contracts with a financial institution to hedge primarily inventory purchases in Canada, which are not material.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Cornerstone Building Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Cornerstone Building Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Valuation — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment at least annually in the fourth quarter or whenever events occur, or circumstances indicate, that it is more likely than not that the fair value of a reporting unit is below its carrying value. The Company determines the fair value of each reporting unit using both the income and the market approach. The income approach requires management to make a number of business and valuation assumptions for each reporting unit, including assumptions of projected revenues and operating margins, as well as the selection of a discount rate. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”).
We identified the valuation of goodwill for the Aperture Solutions–U.S., Aperture Solutions–Canada, Surface Solutions–U.S. Siding, and Shelter Solutions reporting units as a critical audit matter because the determination of the reporting unit fair values was based on significant assumptions that are sensitive to changes and are dependent on expected future market and economic conditions. Auditing the assumptions used by management related to projected revenues and operating margins, as well as the selection of a discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s assumptions and valuation methodology included the following, among others:
•We tested the design and operating effectiveness of controls over management’s goodwill impairment evaluation, including controls over forecasts of future cash flows based on estimates of revenues, operating margins and the determination of a discount rate, as well as the determination of comparable market multiples.
•We evaluated the reasonableness of management’s forecasts of projected revenue and operating margins by comparing actual results to management’s historical forecasts, historical results and third-party industry and peer performance.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, the discount rates, and the industry pricing multiples by performing certain procedures, including:
–Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified
–Developing an independent range using market inputs to assess the discount rate utilized
–Evaluating the market multiples by considering the selected comparable industry grouping of publicly traded companies
–Testing the underlying source information and mathematical accuracy of the calculations

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 14, 2025
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cornerstone Building Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022 (not presented herein), the related consolidated statements of (loss) income, comprehensive (loss) income, equity, and cash flows for the year ended December 31, 2023 (“Successor”), the periods from July 25, 2022 through December 31, 2022 (“Successor”), and January 1, 2022 through July 24, 2022 (“Predecessor”), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (“Successor”), and the results of its operations and its cash flows for the year ended December 31, 2023 (“Successor”), the periods from July 25, 2022 through December 31, 2022 (“Successor”), and January 1, 2022 through July 24, 2022 (“Predecessor”) in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor from 2018 to 2024.
Raleigh, North Carolina
February 23, 2024 (except for Note 18, as to which the date is March 14, 2025)

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Net sales	$5,297,529	$5,402,434	$2,744,148	$3,736,084
Cost of sales	4,200,856	4,197,442	2,232,049	2,929,699
Gross profit	1,096,673	1,204,992	512,099	806,385
Selling, general and administrative expenses	1,014,733	954,718	429,361	562,836
Impairment of goodwill, intangible assets and property, plant and equipment	934,729	—	—	—
Loss (gain) on divestiture	—	10,080	921	(401,413)
Gain on stockholder lawsuit settlement	—	—	—	(76,575)
Income (loss) from operations	(852,789)	240,194	81,817	721,537
Interest expense	(450,188)	(380,706)	(157,191)	(101,078)
Foreign exchange gain (loss)	(14,136)	6,768	(4,809)	686
Gain (loss) on extinguishment of debt	—	(184)	474	28,354
Other income, net	5,694	15,013	1,140	101
Income (loss) before income taxes	(1,311,419)	(118,915)	(78,569)	649,600
Income tax expense (benefit)	(122,009)	(43,390)	(15,073)	165,814
Net income (loss)	(1,189,410)	(75,525)	(63,496)	483,786
Net loss allocated to participating securities	—	—	—	(3,575)
Net income (loss) applicable to common shares	$(1,189,410)	$(75,525)	$(63,496)	$480,211

Income per common share:
Basic				$3.77
Diluted				$3.73

Weighted average number of common shares outstanding:
Basic				127,316
Diluted				128,894
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Net income (loss)	$(1,189,410)	$(75,525)	$(63,496)	$483,786
Other comprehensive income, net of tax:
Foreign exchange translation loss	(15,539)	(2,764)	(6,789)	(1,367)
Unrealized gain on derivative instruments, net of income tax of $3,100, $4,314, $(14,837), and $(16,432), respectively	27,085	18,615	41,786	62,462
Amount reclassified from Accumulated other comprehensive income into earnings	(37,237)	(32,977)	(824)	16,258
Unrecognized actuarial gains on pension obligation, net of income tax of $(17), $39, $58, and $—, respectively	560	484	336	—
Amortization and recognition of divested pension	—	—	—	(1,122)
Other comprehensive income (loss)	(25,131)	(16,642)	34,509	76,231
Comprehensive income (loss)	$(1,214,541)	$(92,167)	$(28,987)	$560,017
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$159,529	$468,877
Accounts receivable, net	563,916	596,621
Inventories, net	610,177	496,839
Other current assets	158,603	73,987
Total current assets	1,492,225	1,636,324
Property, plant and equipment, net	1,127,037	889,103
Lease right-of-use assets	506,827	365,292
Goodwill	1,105,732	1,681,764
Intangible assets, net	2,387,905	2,286,068
Other assets, net	65,420	74,790
Total assets	$6,685,146	$6,933,341
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,000	$29,000
Short-term borrowings	95,000	—
Current portion of lease liabilities	85,052	64,711
Accounts payable	252,004	255,227
Accrued income and other taxes	17,325	57,058
Employee-related liabilities	86,516	113,081
Rebates, warranties and other customer-related liabilities	147,280	151,990
Accrued interest	69,334	50,692
Other current liabilities	97,827	78,635
Total current liabilities	884,338	800,394
Long-term debt	4,421,528	3,382,550
Long-term lease liabilities	408,157	287,304
Deferred income tax liabilities	531,352	556,935
Other long-term liabilities	234,894	261,288
Total liabilities	6,480,269	5,288,471

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	1,540,572	1,766,024
Accumulated deficit	(1,328,431)	(139,021)
Accumulated other comprehensive income (loss)	(7,264)	17,867
Total equity	204,877	1,644,870
Total liabilities and equity	$6,685,146	$6,933,341
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity
	Shares	Amount				Shares	Amount
December 31, 2021 (Predecessor)	126,992,107	$1,270	$1,279,931	$(98,826)	$(5,612)	(21,071)	$(424)	$1,176,339
Treasury stock purchases	—	—	—	—	—	(192,773)	(4,627)	(4,627)
Retirement of treasury shares	(192,773)	(2)	(4,625)	—	—	192,773	4,627	—
Issuance of restricted stock	611,178	6	(6)	—	—	—	—	—
Stock options exercised	133,529	1	1,420	—	—	—	—	1,421
Other comprehensive income	—	—	—	—	76,231	—	—	76,231
Deferred compensation obligation	—	—	(424)	—	—	21,071	424	—
Share-based compensation	—	—	17,099	—	—	—	—	17,099
Net income	—	—	—	483,786	—	—	—	483,786
July 24, 2022 (Predecessor)	127,544,041	$1,275	$1,293,395	$384,960	$70,619	—	$—	$1,750,249

Pushdown fair value adjustments	—	—	1,978,011	(384,960)	(70,619)	—	—	1,522,432
Payments to public stockholders	(65,413,135)	(654)	(1,611,780)	—	—	—	—	(1,612,434)
Recapitalization of outstanding common shares	(62,129,906)	(621)	621	—	—	—	—	—
Contributions from parent	—	—	95,194	—	—	—	—	95,194
July 25, 2022 (Successor)	1,000	$—	$1,755,441	$—	$—	—	$—	$1,755,441
Other comprehensive income	—	—	—	—	34,509	—	—	34,509
Share-based compensation	—	—	2,323	—	—	—	—	2,323
Other	—	—	168	—	—	—	—	168
Net loss	—	—	—	(63,496)	—	—	—	(63,496)
December 31, 2022 (Successor)	1,000	$—	$1,757,932	$(63,496)	$34,509	—	$—	$1,728,945
Other comprehensive loss	—	—	—	—	(16,642)	—	—	(16,642)
Share-based compensation	—	—	8,262	—	—	—	—	8,262
Other	—	—	(170)	—	—	—	—	(170)
Net loss	—	—	—	(75,525)	—	—	—	(75,525)
December 31, 2023 (Successor)	1,000	$—	$1,766,024	$(139,021)	$17,867	—	$—	$1,644,870
Other comprehensive loss	—	—	—	—	(25,131)	—	—	(25,131)
Share-based compensation	—	—	6,173	—	—	—	—	6,173
Dividend to Parent	—	—	(231,625)	—	—	—	—	(231,625)
Net loss	—	—	—	(1,189,410)	—	—	—	(1,189,410)
December 31, 2024 (Successor)	1,000	$—	$1,540,572	$(1,328,431)	$(7,264)	—	$—	$204,877
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Cash flows from operating activities:
Net income (loss)	$(1,189,410)	$(75,525)	$(63,496)	$483,786
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	401,657	412,597	130,153	166,177
Amortization of debt issuance costs, debt discount and fair values	100,804	91,816	38,997	19,952
Impairment of goodwill, intangible assets and property, plant and equipment	934,729	—	—	—
Share-based compensation expense	6,173	8,262	2,323	17,099
Non-cash lease expense	6,591	6,346	—	—
(Gain) loss on extinguishment of debt	—	184	(474)	(28,354)
Unrealized (gain) loss on foreign currency exchange rates	14,136	(2,200)	6,970	—
(Gain) loss on divestitures	—	10,080	921	(401,413)
(Gain) loss on sale of assets	419	328	398	(2,670)
Change in fair value of contingent consideration	5,489	—	—	—
Amortization of inventory and other fair value step-ups	17,071	—	66,400	1,238
Provision for credit losses	8,337	8,195	2,053	3,811
Deferred income taxes	(142,555)	(133,752)	(36,956)	(26,686)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	49,238	73,476	128,564	(65,856)
Inventories	12,770	70,347	149,748	(12,956)
Income and other taxes	(73,643)	49,955	(166,316)	134,643
Other current assets	(35,203)	25,849	(9,920)	(4,717)
Accounts payable	(19,860)	(40,489)	(40,102)	44,446
Accrued expenses	(68,248)	(92,862)	7,813	1,757
Other, net	(12,737)	(12,423)	(38,029)	810
Net cash flows from operating activities	15,758	400,184	179,047	331,067
Cash flows from investing activities:
Acquisitions, net of cash acquired	(928,636)	(218,450)	—	4,252
Capital expenditures	(211,398)	(193,935)	(98,008)	(64,848)
Proceeds from divestitures, net of cash divested	—	(10,080)	—	510,883
Proceeds from sale of property, plant and equipment	5,567	596	12,370	6,070
Net cash flows from investing activities	(1,134,467)	(421,869)	(85,638)	456,357
Cash flows from financing activities:
Proceeds from short-term borrowings	1,334,949	—	—	—
Repayments of short-term borrowings	(1,239,949)	—	—	—
Proceeds from term loans	500,000	—	300,000	—
Payments on term loans	(30,250)	(29,000)	(13,000)	(13,000)
Payments to public stockholders	—	—	(1,612,434)	—
Proceeds from senior notes	500,000	—	710,000	—
Repurchases of senior notes	—	(33,885)	(23,180)	(70,560)
Payments of financing costs	(18,348)	—	(84,686)	—
Contributions from Parent, net	—	—	95,194	—
Dividend payment to Parent	(231,625)	—	—	—
Payments on derivative financing obligations	—	—	—	(7,321)
Other	—	—	165	(3,206)
Net cash from financing activities	814,777	(62,885)	(627,941)	(94,087)
Effect of exchange rate changes on cash and cash equivalents	(5,416)	(104)	304	(5)
Net increase (decrease) in cash and cash equivalents	(309,348)	(84,674)	(534,228)	693,332
Cash and cash equivalents at beginning of period	468,877	553,551	1,087,779	394,447
Cash and cash equivalents at end of period	$159,529	$468,877	$553,551	$1,087,779
See accompanying notes to consolidated financial statements.

 CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in the State of Delaware. The Company is a leading exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized in three reportable segments: Aperture Solutions, Surface Solutions and Shelter Solutions.

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
At the Effective Time, in accordance with the terms and conditions set forth in the Merger Agreement, each share of Company common stock outstanding immediately prior to the Effective Time of the Merger (other than (i) shares of Company common stock that were cancelled or converted into shares of common stock of the Surviving Corporation in accordance with the Merger Agreement and (ii) shares of Company common stock held by stockholders of the Company (other than CD&R, certain investment funds managed by CD&R and other affiliates of CD&R that held shares of Company common stock) who did not vote in favor of the Merger Agreement or the Merger and who had perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware), was converted into the right to receive cash in an amount equal to $24.65 in cash per share, without interest and subject to any required withholding taxes.
On July 25, 2022, the Company amended its Certificate of Incorporation to authorize 1,000 shares of common stock, par value of $0.01. Each share of common stock will have one vote and all shares of common stock vote together as a single class.
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying Consolidated Financial Statements include the accounts and operations of the Company and its majority-owned subsidiaries and all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows. All intercompany accounts and transactions have been eliminated in consolidation. Through application of pushdown accounting, the Company’s Consolidated Financial Statements are presented as Predecessor for periods prior to the Merger and Successor for subsequent periods. The years ended December 31, 2024 and December 31, 2023 and the period from July 25, 2022 through December 31, 2022, represent Successor periods and the period from January 1, 2022 through July 24, 2022, represent the Predecessor period. All references herein for the year “2024” represents the year ended December 31, 2024 and “2023” represent the year ended December 31, 2023. Certain items have been reclassified in the prior year disclosures to conform to the current year presentation.

Note 2 — Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, net sales and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for slow-moving and obsolete inventory; the impairment of goodwill; establishing useful lives for and evaluating the recovery of our finite-life, long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; determining the fair value of contingent considerations, accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties and accounting for income taxes. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.
Cash, Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking, money market funds with maturities of less than three months and other bank accounts.
The following table sets forth the components of cash and cash equivalents:

	December 31, 2024	December 31, 2023
Cash	$159,529	$228,975
Money market funds (Level 1 securities)	—	239,902
Total cash and cash equivalents	$159,529	$468,877
Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company’s allowance for expected credit losses was $26.3 million at December 31, 2024 and $9.6 million at December 31, 2023. The allowance was written off on July 25, 2022, in connection with the Merger and is presently being reestablished with an offset to gross receivables to accurately reflect the ongoing potential for future losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income (Loss). In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted or any legal action taken by the Company has concluded. The Company’s provision for expected credit losses was $8.3 million for 2024, $8.2 million for 2023, $2.1 million for the period from July 25, 2022 through December 31, 2022, and $3.8 million for the period from January 1, 2022 through July 24, 2022.

Inventories
Inventories are stated at the lower of cost or net realizable value less allowance for slow-moving and obsolete inventory using the first-in, first-out method. The Company reduces its inventory value for estimated slow-moving and obsolete inventory when evidence exists that the net realizable value of inventory is lower than its cost. The Company’s allowance for slow-moving and obsolete inventory was $34.3 million at December 31, 2024 and $0.4 million at December 31, 2023. The allowance was written off on July 25, 2022, in connection with the Merger and is presently being reestablished with an offset to gross inventory to accurately reflect the ongoing potential for future losses. The Company’s estimate is based upon multiple factors including, but not limited to: (i) historical write-offs and usage, (ii) sales of products at discounted or negative margins, (iii) discontinued products or designs, (iv) specific inventory quantities that are more than estimated future demand and (v) other market conditions. The Company’s provision for slow-moving and obsolete inventory was $10.4 million for 2024, $1.9 million for 2023, $3.8 million for the period from July 25, 2022 through December 31, 2022, and $7.2 million for the period from January 1, 2022 through July 24, 2022.

Interest Rate Swaps
The Company’s use of derivative instruments, principally interest rate swaps, is limited to non-trading purposes and is designed to partially manage exposure to changes in interest rates. The Company’s contracts are hedges for transactions with notional amounts and periods consistent with the related exposures and do not constitute investments independent of these exposures.
The changes in the fair value (i.e., gains or losses) of a derivative instrument are recorded as either assets or liabilities in our Consolidated Balance Sheets with an offset to net income (loss) or other comprehensive income (loss) depending on whether, for accounting purposes, it has been designated and qualifies as an accounting hedge and, if so, on the type of hedging relationship. The criteria used to determine if hedge accounting treatment is appropriate are: (a) formal designation and documentation of the hedging relationship, the risk management objective and hedging strategy at hedge inception; (b) eligibility of hedged items, transactions and corresponding hedging instrument; and (c) effectiveness of the hedging relationship both at inception of the hedge and on an ongoing basis in achieving the hedging objectives. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument either as a fair value hedge or as a cash flow hedge. The Company designates its interest rate contracts for forecasted interest payments as cash flow hedges. The Company had no hedging instruments designated as fair value hedges.
For interest rate swaps designated and qualifying as cash flow hedges, the Company recognizes gains or losses as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from hedging activities are classified as operating activities in the Consolidated Statement of Cash Flows.
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
Intangible Assets, Net
Intangible assets acquired separately are measured initially at cost. The cost of intangible assets acquired in a business combination is their fair value at the acquisition date. After initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses.
The Company’s intangible assets have finite useful lives and are amortized on a straight-line basis over their estimated useful lives. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at each financial year-end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the Company’s Consolidated Statement of (Loss) Income.
An intangible asset is derecognized on disposal or when no future economic benefits are expected from its use or disposal. Gains or losses arising from derecognition of an intangible asset, measured as the difference between the net disposal proceeds and the carrying amount of the asset, are recognized in profit (loss) when the asset is derecognized.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including, but not limited to, property, plant and equipment, lease right-of-use assets, and finite-lived intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected within other operating costs on the Consolidated Statements of Income (Loss). The Company recognized an impairment loss of $68.7 million related to long-lived assets in its Surface Solutions–U.S. Stone asset group. The impairment was included in the Impairment of goodwill, intangible assets and property, plant and equipment line item in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024, and was allocated to intangible assets of $32.7 million, property, plant and equipment of $24.2 million, and lease right-of-use assets of $11.8 million. There were no meaningful impairments prior to the year ended December 31, 2024.
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
We have six reporting units defined as “Aperture Solutions–U.S.,” “Aperture Solutions–Canada,” “Surface Solutions–U.S. Siding,” “Surface Solutions–Canada,” “Surface Solutions–U.S. Stone” and “Shelter Solutions.” Aperture Solutions–U.S. and Aperture Solutions–Canada reporting units are part of the Aperture Solutions reportable segment. Surface Solutions–U.S. Siding, Surface Solutions–Canada and Surface Solutions–U.S. Stone are part of the Surface Solutions reportable segment. Shelter Solutions is a reporting unit and a reportable segment.
The Company recorded impairments relating to goodwill of $866.1 million during 2024, related to its Aperture Solutions–U.S. reporting unit totaling $496.1 million, its Surface Solutions–U.S. Siding reporting unit of $329.1 million, and its Surface Solutions–U.S. Stone reporting unit of $40.8 million. The impairment was included in the Impairment of goodwill, intangible assets and property, plant and equipment line item in the Consolidated Statements of Income (Loss). The Company did not recognize any impairments of goodwill for any of the periods presented prior to the year ended December 31, 2024.
Product Warranties
The Company offers a number of warranties associated with the products it sells. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to ten years from the date of manufacture. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience and expectations regarding future costs to be incurred. Warranty costs are included within cost of sales.
Leases
The Company has leases for certain manufacturing sites; warehouse and distribution locations; offices; and vehicles and equipment. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of which are real estate agreements in which future increases in rent are based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company accounts for lease and non-lease components as a single lease component. The Company has elected to exclude leases with an initial term of 12 months or less from the Consolidated Balance Sheets and recognizes related lease payments in the Consolidated Statements of Income (Loss) on a straight-line basis over the lease term.
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

Revenue Recognition
The Company enters into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. Given the nature of the Company's sales arrangements, the Company is not required to exercise significant judgment in determining the timing for the satisfaction of performance obligations or the transaction price. Revenue is measured as the amount of consideration expected to be received in exchange for the Company’s products. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our products at a point in time. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome.
The Company’s net sales are adjusted for variable consideration, which includes customer volume rebates, special pricing discounts, prompt payment discounts, customer returns and other incentive programs. The Company measures variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Measurement of variable consideration is reviewed by management periodically and net sales are adjusted accordingly. The Company does not have significant financing components.
Shipping and handling activities billed to customers are treated as fulfillment costs. Shipping and handling activities performed before a customer obtains control of the product are not treated as a separate performance obligation and are included in net sales at the same point in time the related product revenue is recognized, while shipping and handling costs are expensed as incurred and recorded within in cost of sales in the Company’s Consolidated Statements of Income (Loss).

A portion of the Company’s net sales within the Shelters Solutions reportable segment includes the offering of extended warranties, which customers can purchase separately from the related products. These extended warranties are considered separate performance obligations, with warranty options available for 5, 10, 15 or 20 years. Revenue allocated to these warranties is recognized on a straight-line basis over the warranty period, reflecting the pattern in which the Company expects to satisfy the performance obligation.
For 2024, one customer accounted for 12.2% of the Company’s net sales. The sales attributed to this customer are included in all three of the Company’s reportable segments.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $18.2 million for 2024, $15.9 million for 2023, $11.3 million for the period from July 25, 2022 through December 31, 2022 and $11.1 million for the period from January 1, 2022 through July 24, 2022. These costs are included in selling, general and administrative expenses on the Consolidated Statements of Income (Loss).
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
Foreign Currency Remeasurement and Translation
Gains (losses) arising from transactions denominated in a currency other the functional currency of the entity that is party to the transaction are included in net (loss) income on the Company’s Consolidated Statements of Income (Loss), including the remeasurement of foreign denominated intercompany loans at current exchange rates.
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
Acquired intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of trade names. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, margins, percentage of revenue attributable to the trade name, contributory asset charges, customer attrition rate, market-participant discount rates, the assumed royalty rates and income tax rates.

The determination of the useful life of an intangible asset other than goodwill is based on factors including historical trade name performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing trade name support and promotion, customer attrition rate, and other relevant factors.

The initial purchase price allocation is based upon provisional information and is subject to revision during the measurement period (up to one year from the acquisition date) as additional information concerning valuations is obtained. As the Company obtains new information regarding facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation. These adjustments may include, but are not limited to, adjustments pertaining to intangible assets acquired, property, plant and equipment acquired, tax liabilities assumed and working capital. The associated acquisitions expenses are expensed as incurred in selling, general and administrative expenses within the Consolidated Statements of Income (Loss).

Contingencies
The Company’s contingent liabilities are related primarily to litigation and environmental matters and are based upon assumptions and estimates regarding the probable outcome of the matter. The Company records the probability by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). The Company records loss contingencies and unasserted claims when it believes a loss is probable and the amount of the loss can be reasonably estimated. The ultimate losses incurred upon final resolution of loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in the Consolidated Statements of Income (Loss) in the period in which such changes occur.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this policy as of January 1, 2024. See disclosures in Note 18 — Reportable Segment and Geographical Information.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, along with qualitative descriptions of certain other types of expenses. This change is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

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

The Merger was funded in part with proceeds from the following issuances:
•$300.0 million aggregate principal amount under the Side Car Term Loan Facility, due August 2028 (as defined in Note 9 — Debt);
•$710.0 million of 8.750% Senior Secured Notes (as defined in Note 9 — Debt) due August 2028;
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
During July 2023, the Company completed measurement period adjustments, which were mainly composed of a $291.5 million increase to property, plant and equipment and a $174.7 million decrease to intangible assets. The effect of measurement period adjustments on the estimated fair value elements were reflected as if the adjustments had been made as of the date of the Merger, including a $66.5 million cumulative catch-up to depreciation and amortization expense recorded during the three months ended July 1, 2023 resulting from the update in the fair market value of property, plant and equipment and intangible assets. The table below presents the Consolidated Statements of Income (Loss) line items impacted by the aforementioned adjustments for previously reported periods.

	Increase / (Decrease) due to Depreciation and Amortization
	Impact on Prior Periods		Cumulative Catch-Up Recorded During Three Months Ended July 1, 2023
Consolidated Statements of (Loss) Income Line Item	July 25, 2022 through December 31, 2022	Three Months Ended April 1, 2023
Cost of sales	$38,852	$26,303	$65,155
Gross profit	$(38,852)	$(26,303)	$(65,155)
Selling, general and administrative expenses	$(1,632)	$2,963	$1,331
Loss from operations	$(37,220)	$(29,266)	$(66,486)
Acquisitions Completed During the Current Year
Harvey Building Products Corp.
In April 2024, the Company completed the acquisition of Harvey Building Products Corp. (“Harvey”) for a purchase price of $460.7 million, subject to certain customary adjustments. Harvey is a manufacturer of high performing windows and doors, and its portfolio of industry leading brands include Harvey, Softlite and Thermo-Tech. Headquartered in Waltham, Massachusetts, Harvey has approximately 1,200 employees at four manufacturing facilities located throughout the Northeast and Midwest. Harvey specializes in premium, custom windows and doors primarily serving the Eastern U.S. This acquisition was funded through issuing long-term debt further discussed in Note 9, Debt. Harvey is included in the Company’s Aperture Solutions reportable segment.

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
The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalent	$10,423
Accounts receivable	27,325
Inventories	21,535
Property, plant and equipment	47,478
Lease right-of-use assets	124,418
Goodwill	172,662
Trade name and customer relationship intangibles	246,000
Other assets	16,530
Total assets acquired	666,371
Accounts payable and other liabilities assumed	36,072
Employee related liabilities	6,208
Lease liabilities	104,807
Deferred income tax liabilities	58,622
Total liabilities assumed	205,709
Net assets acquired	$460,662

During the year ended December 31, 2024, the Company made the following measurement period adjustments since the initial opening balance sheet estimates were recorded during the three and six months ended June 29, 2024. The Company recognized a $6.7 million increase in property, plant and equipment, and increase of $86.7 million in intangible assets, an increase of $15.0 million related to all other assets, a increase of $24.0 million in deferred tax liabilities and net decrease of $14.6 million in accounts payable and other liabilities assumed. Recognized goodwill decreased by $99.2 million as a result of these measurement period adjustments. The Company recorded these measurement price adjustments to update the allocation of the purchase price based upon further analysis of information subsequent to the acquisition date, inclusive of net working capital adjustments.
The provisional fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life in Years
Customer relationships	$200,000	12
Trade names and other	46,000	12
Total	$246,000
The acquisition of Harvey resulted in the recognition of $172.7 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition with our operations. Goodwill created as a result of the acquisition of Harvey is not expected to be deductible for tax purposes. A net deferred tax liability of $58.6 million was established as a result of the acquisition.
Mueller Supply Company, Inc.
In July 2024, the Company completed the acquisition of Mueller Supply Company, Inc. (“Mueller”) for a purchase price of $495.9 million, including a base purchase price of $475.0 million, in addition to closing date cash and working capital adjustments. Mueller is a leading manufacturer of residential metal roofing and components and steel buildings in Texas and the Southwest United States (“U.S.”). Mueller has approximately 900 employees and a comprehensive regional footprint including 38 retail branches and five manufacturing sites in Amarillo, Ballinger and Huntsville, Texas; Oak Grove, Louisiana; and Phoenix, Arizona. This acquisition was funded through issuing long-term debt further discussed in Note 9, Debt. Mueller is included in the Company’s Shelter Solutions reportable segment.

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

The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalent	$18,074
Accounts receivable	10,346
Inventories	126,516
Property, plant and equipment	207,912
Goodwill	107,543
Trade name and customer relationship intangibles	108,000
Equity investment	11,000
Other assets	5,803
Total assets acquired	595,194
Accounts payable and other liabilities assumed	5,693
Employee related liabilities	8,988
Rebates and customer related liabilities	16,698
Deferred income tax liabilities	67,924
Total liabilities assumed	99,303
Net assets acquired	$495,891
During the year ended December 31, 2024, the Company made the following measurement period adjustments since the initial opening balance sheet estimates were recorded during the three and nine months ended September 28, 2024. The Company recognized a $17.5 million increase in property, plant and equipment, a $20.0 million increase in intangible assets and an increase of $8.8 million in deferred tax liabilities. Recognized goodwill decreased by $29.9 million as a result of these measurement period adjustments. The Company recorded these measurement price adjustments to update the allocation of the purchase price based upon further analysis of information subsequent to the acquisition date, inclusive of net working capital adjustments.
As part of the Mueller transaction, the Company acquired a 33.33% interest in BDM Metal Coaters, LLC (“BDM”). The general purpose of BDM is the establishment and operation of a processing facility for the slitting and coating of hot roll steel coils. The Company does not exercise significant influence over BDM’s operating and financial activities; therefore, the Company accounts for the investment under the equity method of accounting. The carrying value of the investment of $11.1 million is recognized in other assets, net on our Consolidated Balance Sheets for the period ended December 31, 2024.
The provisional fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life in Years
Customer relationships	$30,000	11
Trade names and other	78,000	12
Total	$108,000
The acquisition of Mueller resulted in the recognition of $107.5 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition within our operations. Goodwill created as a result of the acquisition of Mueller is not expected to be deductible for tax purposes. A net deferred tax liability of $67.9 million was established as a result of the acquisition.

Acquisitions Completed During 2023
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
The total purchase price for these acquisitions was $235.5 million, comprised of upfront cash payments of $217.7 million and earn-out contingent consideration of $16.8 million related to the MAC Metal transaction. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed, which related primarily to inventory of $15.9 million, property, plant and equipment of $21.3 million, goodwill of $82.5 million, intangible assets such as, customer lists and trademarks, of $73.4 million and $34.3 million, contingent consideration of $16.8 million, warranty liabilities of $5.9 million and noncurrent deferred income tax liabilities of $12.3 million. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisitions with our operations. Purchase accounting for these acquisitions was finalized during the year ended December 31, 2024.
The MAC Metal acquisition earn-out is payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the applicable acquisition and payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. There was an increase of $3.8 million in contingent consideration in 2024, included the impact of exchange rates. The total of $21.1 million is recognized in other current liabilities on our Consolidated Balance Sheets at December 31, 2024.
Unaudited Pro Forma Financial Information
Pro Forma financial information has not been presented related to the Merger or subsequent acquisitions as this information was not and is not material to the Company’s overall consolidated financial statements during the periods presented.
Divestiture of Coil Coatings
In June 2022, the Company completed the sale of the coil coatings business to BlueScope Steel Limited for initial cash proceeds of $500.0 million, subject to working capital and other customary adjustments. In connection with the transaction, the Company entered into long-term supply agreements to secure a continued supply of light gauge coil coating and painted hot roll steel. For the period from January 1, 2022 through July 24, 2022, the Company recognized a pre-tax gain of $394.2 million for the coil coatings divestiture, which is included in gain on divestitures in the Consolidated Statements of Income (Loss). The Company incurred $9.6 million of divestiture-related costs for the period from January 1, 2022 through July 24, 2022, which are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income (Loss). During 2023 the Company recorded $10.1 million in expense resulting from a settlement to finalize working capital. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations. The coil coatings business results prior to the sale are reported within the Shelter Solutions reportable segment.
Note 4 — Inventories, net
The following table sets forth the components of inventories:

	December 31, 2024	December 31, 2023
Raw materials and work in process(1)	$402,294	$350,429
Finished goods	207,883	146,410
Total inventories, net	$610,177	$496,839
(1)    The Company's work in process inventory is not significant to our Consolidated Balance Sheet due to the nature of our production processes.

Note 5 — Property, Plant and Equipment, Net
The following sets forth the components of property, plant and equipment, net:

	Range of Useful Lives (in Years)
				December 31, 2024	December 31, 2023
Land				$97,759	$58,721
Buildings and improvements	10	–	40	366,187	271,770
Machinery and equipment	2	–	15	881,191	628,108
				1,345,137	958,599
Less: accumulated depreciation				(473,044)	(299,697)
Construction in progress				254,944	230,201
Total property, plant and equipment, net				$1,127,037	$889,103
Depreciation expense related to property, plant and equipment was $197.0 million for 2024, $241.3 million for 2023, $44.7 million for the period from July 25, 2022 through December 31, 2022 and $56.7 million for the period from January 1, 2022 through July 24, 2022.
The Company recorded an impairment charge related to property, plant and equipment of $24.2 million in its Surface Solutions–U.S. Stone asset group. The Company concluded that an impairment test was necessary given the lower than expected performance in the second half of 2024. The impairment was included in Impairment of goodwill, intangible assets and property, plant and equipment within the Consolidated Statements of Income (Loss) for the year ended December 31, 2024.

Note 6 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, December 31, 2022 (Successor)	$624,009	$790,452	$274,087	$1,688,548
Merger measurement period adjustments	90,385	(108,630)	(70,976)	(89,221)
Impact of acquisitions and related measurement period adjustments(2)	61,695	30,095	—	91,790
Currency translation	(1,781)	(464)	—	(2,245)
Other	(3,175)	(3,030)	(903)	(7,108)
Balance, December 31, 2023 (Successor)(1)	$771,133	$708,423	$202,208	$1,681,764
Impact of acquisitions and related measurement period adjustments(2)	172,794	1,479	107,543	281,816
Impairment	(496,149)	(369,903)	—	(866,052)
Currency translation	(1,441)	(5,238)	—	(6,679)
Other(3)	6,389	783	7,711	14,883
Balance, December 31, 2024 (Successor)	$452,726	$335,544	$317,462	$1,105,732

Goodwill	$948,875	$705,447	$317,462	$1,971,784
Accumulated impairment loss	(496,149)	(369,903)	—	(866,052)
Balance, December 31, 2024 (Successor)	$452,726	$335,544	$317,462	$1,105,732
(1)There were no impairment losses prior to the period ended December 31, 2023.
(2)Measurement period adjustments have been recorded in conjunction with the acquisition of MAC Metal, EAS, Harvey and Mueller during the period. See Note 3 — Mergers, Acquisitions and Divestitures.
(3)Other includes insignificant out-of-period corrections totaling $14.9 million, which related to matters that existed as of the date of the Merger.
Goodwill is comprised of five reporting units, which had an aggregate carrying amount of $1,105.7 million as of December 31, 2024. Under the Company’s policy, our assessment for impairment of these reporting units is conducted as of the first day of November each year. Additionally, the Company completes more frequent evaluations if events or circumstances suggest that there are indicators of potential impairment. Such events and circumstances encompass, among other potential items, sustained increases in competition, unexpected losses in market share, input costs surpassing projections, disposals of significant components of the business, unforeseen business disruptions (such as those caused by natural disasters or the loss of a customer, supplier, or other significant business relationships), unexpected significant declines in operating results, or substantial adverse changes in the markets in which the entity operates.
The Company determined that an interim goodwill impairment test was necessary in the third quarter of 2024. While there was no single determinative event or factor, the consideration in totality of several factors, including, among others: (i) the recessionary impacts on residential and commercial markets; (ii) elevated interest rates and home affordability concerns, (iii) the potential for new or modified tariffs on steel and aluminum, and (iv) the decline in home equity borrowings is anticipated to have a considerable effect on the repair and remodel market, led us to conclude that it was more likely than not that the fair values of three of our five reporting units were below their carrying amounts. Additionally, the Company completed its annual goodwill impairment test in the fourth quarter of 2024.
As a result of completing the impairment tests, the Company recognized non-cash impairment losses totaling $866.1 million in 2024, with $382.8 million in the quarter ended September 28, 2024 and $483.3 million in the quarter ended December 31, 2024. These impairment charges were recorded in the Impairment of goodwill, intangible assets and property, plant and equipment line in the Consolidated Statements of Income (Loss) and related to the following reporting units: (i) Aperture Solutions–U.S., totaling $496.1 million, (ii) Surface Solutions–U.S. Stone, totaling $40.8 million, and (iii) Surface Solutions–U.S. Siding, totaling $329.1 million, reporting units. After recording these impairment charges, there is no goodwill remaining at Surface Solutions–U.S. Stone. No goodwill impairment charges were recorded prior to or during 2023.

The Company employed a quantitative methodology to determine the fair value of its reporting units. This was achieved by assigning equal weight to the discounted cash flow method under the income approach, designated as a Level 3 measurement, and the market approach, designated as a Level 2 measurement. Under the market approach, the Company implemented both the guideline public company method and the guideline transaction method.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates change, or if management’s expectations or plans otherwise change, including as a result of the development of our five-year operating plan, then one or more of our reporting units might become impaired in the future. Our reporting units that were impaired in 2024 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of their latest 2024 impairment testing dates. Accordingly, our Aperture Solutions–U.S., Surface Solutions–U.S. Siding, and Shelter Solutions reporting units that have 20% or less excess fair value over carrying amount as of their latest testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with a heightened risk of future impairments had an aggregate goodwill carrying amount of $987.5 million as of December 31, 2024. If any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2024:
Customer lists and relationships	3	–	19	15	$2,100,469	$(351,129)	$1,749,340
Trademarks, trade names and other	12	–	15	12	740,113	(101,548)	638,565
Total intangible assets					$2,840,582	$(452,677)	$2,387,905

	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2023:
Customer lists and relationships	3	–	19	16	$1,883,757	$(192,473)	$1,691,284
Trademarks, trade names and other		15		14	653,992	(59,208)	594,784
Total intangible assets					$2,537,749	$(251,681)	$2,286,068
In September 2024, the Company recorded an impairment charge of $32.7 million to the intangible assets within the Surface Solutions–U.S. Stone reporting unit. The Company’s forecasted cash flows of Surface Solutions–U.S. Stone indicated the carrying value of the intangible assets were not recoverable. After recording the impairment charge, no intangible assets remain at Surface Solutions–U.S. Stone as of December 31, 2024.
No impairments were recorded prior to or during 2023.

Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Amortization expense	$204,610	$171,300	$85,400	$109,500
The expected amortization expense over the next five years and thereafter for acquired intangible assets recorded as of December 31, 2024 is as follows:

Amount
2025	$194,859
2026	169,387
2027	169,387
2028	165,472
2029	159,991
Thereafter	1,528,809
Total	$2,387,905

Note 7 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance, beginning of period	$194,237	$202,463
Warranties sold	—	1,385
Revenue recognized	—	(2,458)
Expense	17,793	33,245
Claims and settlements	(17,630)	(43,119)
Impact of acquisitions	18,613	2,721
Reclassification of deferred warranty revenue(1)	(24,717)	—
Balance, end of period	$188,296	$194,237
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$23,609	$23,029
Noncurrent liabilities – Other long-term liabilities	164,687	171,208
Total product warranty liability	$188,296	$194,237
(1)     Reclassification of deferred warranty revenue for the Shelter Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue is recorded in other current liabilities of $2.5 million and other long-term liabilities of $21.9 million within our Consolidated Balance Sheets for the year ended December 31, 2024.
Note 8 — Leases
The following sets forth weighted average information about the Company’s lease portfolio as of December 31, 2024:

Weighted-average remaining lease term	8.5 years
Weighted-average incremental borrowing rate	9.23%

The following table sets forth components of operating lease costs:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Fixed lease costs	$142,340	$109,870	$35,419	$54,910
Short-term lease costs	$24,669	$22,672	$19,221	$17,051
Variable lease costs	$73,557	$88,974	$49,251	$54,316
The following table sets forth cash and non-cash lease activities:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Operating cash flows for operating leases	$132,763	$98,987	$34,104	$42,069
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$256,099	$48,332	$277,724	$10,601
(1)    For the period July 25, 2022 through December 31, 2022, all leases that existing prior to the Merger were treated as new operating leases.
During the current year, the Company recorded an impairment charge related to its lease right-of-use assets of $11.8 million in its Surface Solutions–U.S. Stone asset group. The Company concluded that an impairment test was necessary given the lower than expected performance in the second half of 2024, The impairment was included in the Impairment of goodwill, intangible assets and property, plant and equipment line item in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024.
The Company renewed and terminated certain existing facility, transportation and equipment leases and received tenant improvement allowances, which resulted in a decrease of the net remeasurement of the existing lease right-of-use assets in the amount of $32.0 million for the year ended December 31, 2024 and an increase of the net remeasurement of the existing lease right-of-use assets in the amount of $4.4 million for the year ended December 31, 2023.
The following table sets forth future minimum lease payments under non-cancelable leases as of December 31, 2024:

Amount
2025	$121,465
2026	115,147
2027	77,283
2028	62,564
2029	50,183
Thereafter	263,649
Total future minimum lease payments	690,291
Less: interest	197,082
Less: short-term lease liability	85,052
Present value of future minimum lease payments	$408,157

Note 9 — Debt
The following table sets forth the components of long-term debt:

		December 31, 2024				December 31, 2023
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,502,500	$(231,851)	$—	$2,270,649	$2,528,500	$(292,442)	$—	$2,236,058
Term loan facility, due August 2028	9.69%	294,000	—	(14,926)	279,074	297,000	—	(18,370)	278,630
Term loan facility, due May 2031	10.05%	498,750	—	(5,089)	493,661	—	—	—	—
6.125% Senior Notes due January 2029	13.51%	318,699	(73,656)	—	245,043	318,699	(87,050)	—	231,649
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(36,099)	673,901	710,000	—	(44,787)	665,213
9.500% Senior Secured Notes, due August 2029	9.88%	500,000	—	(6,800)	493,200	—	—	—	—
Total long-term debt		$4,823,949	$(305,507)	$(62,914)	$4,455,528	$3,854,199	$(379,492)	$(63,157)	$3,411,550
Reflected as:
Current liabilities - Current portion of long-term debt					$34,000				$29,000
Non-current liabilities - Long-term debt					4,421,528				3,382,550
Total long-term debt					$4,455,528				$3,411,550
Fair value - Senior notes - Level 1					$1,429,999				$988,702
Fair value Term loans - Level 2					3,167,541				2,835,596
Total fair value					$4,597,540				$3,824,298
(1)In July 2022, as a result of the pushdown accounting related to the Merger, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
The following table sets forth the scheduled maturity of our long-term debt:

Amount
2025	$34,000
2026	34,000
2027	34,000
2028	3,424,500
2029	823,699
Thereafter	473,750
Total	$4,823,949

Short-Term Borrowings
The following table sets forth the Company’s availability under its credit facilities:

	December 31, 2024			December 31, 2023
	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$—	$51,374	$850,000	$—	$47,000
Cash flow revolver(2)	92,000	—	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	—	—
Total	$1,037,000	$95,000	$51,374	$1,037,000	$—	$47,000
(1)     As of December 31, 2024, borrowings on revolving credit facilities are included within short-term borrowings and classified as a current liability on the Consolidated Balance Sheets.
(2)     Cash flow revolver commitments of $23.0 million matured in April 2023 and $92.0 million will mature in May 2029.
In January 2025, the Company borrowed $90.0 million on the ABL Facility and during March 2025, the Company borrowed $80.0 million on the ABL Facility (as defined below).
Merger Transaction
In July 2022, in connection with the Merger, the Company:
•Incurred a new $300.0 million aggregate principal amount Side Car Term Loan Facility, due August 2028 (as defined below).
•Issued $710.0 million 8.750% Senior Secured Notes (as defined below) due August 2028.
•Increased the ABL Facility available under the ABL Credit Agreement (as defined below) from $611.0 million to $850.0 million and amended the ABL Credit Agreement to, among other things, extend the maturity of the ABL Facility to July 2027.
•Added the ABL FILO Facility (as defined below) of $95.0 million under the ABL Credit Agreement.
The proceeds totaling $1.0 billion, together with other sources, were used to purchase all remaining issued and outstanding shares of Cornerstone Building Brands and related fees to consummate the Merger.
Term Loan Facility, due April 2028, Term Loan Facility, due May 2031 and Cash Flow Revolver
In April 2018, Ply Gem Midco entered into a Cash Flow Agreement (as amended from time to time, the “Cash Flow Credit Agreement”); facilities provided thereunder, including the Term Loan Facility, due April 2028, the Term Loan Facility, due May 2031 and the Cash Flow Revolver (each as defined below), the “Cash Flow Facilities”), which provides for (i) a term loan facility (the “Term Loan Facility, due April 2028”) in the aggregate principal amount of $2,600.0 million, issued with a discount of 0.5% and (ii) a cash flow-based revolving credit facility (the “Cash Flow Revolver”) of up to $115.0 million. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Borrower (as defined in the Cash Flow Credit Agreement). On April 11, 2023, the Company amended the Cash Flow Credit Agreement to replace the adjusted LIBOR rate with the Secured Overnight Financing Rate (“SOFR”) rate. On May 15, 2024, the Company entered into a Fifth Amendment to the Cash Flow Credit Agreement (the “Cash Flow Fifth Amendment”) to, among other things, terminate the $92.0 million of commitments under the Cash Flow Revolver and replace such commitments with $92.0 million of extended cash flow-based revolving commitments, maturing on May 15, 2029 (subject to a springing maturity under certain circumstances) and (b) incur a new incremental term loan facility (the “Term Loan Facility, due May 2031”) in the aggregate principal amount of $500.0 million, maturing on May 15, 2031 (subject to a springing maturity under certain circumstances).

The Term Loan Facility, due April 2028 amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity. The Term Loan Facility, due April 2028 bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) a Term SOFR rate with a credit spread adjustment of 0.10% (subject to a floor of 0.50%) plus an applicable margin of 3.25% per annum or (ii) an alternate base rate plus an applicable margin of 2.25% per annum.

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
Subject to certain exceptions, the Term Loan Facility, due April and the Term Loan Facility due May 2031 are subject to mandatory prepayments in an amount equal to:
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
The Term Loan Facility, due April 2028, the Term Loan Facility, due May 2031 and the Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
ABL Facility, due May 2029
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
On May 15, 2024, the Company entered into Amendment No. 8 to the ABL Credit Agreement (“Amendment No. 8”), which amended the ABL Credit Agreement in order to terminate the existing revolving commitments under the ABL Facility and the ABL FILO Facility, originally maturing on July 25, 2027 (the “Existing ABL Commitments”), and replace such Existing ABL Commitments with an extended revolving commitment of $945.0 million maturing on May 15, 2029 (subject to a springing maturity under certain circumstances), subject to the outstanding aggregate principal amount.
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

Side Car Term Loan Facility, due August 2028

On July 25, 2022, the Company entered into a Term Loan Credit Agreement (as amended from time to time, the “Side Car Term Loan Credit Agreement”) which provides for a term loan facility (the “Side Car Term Loan Facility, due August 2028”) in an original aggregate principal amount of $300.0 million. The Side Car Term Loan Credit Agreement will mature on August 1, 2028.

Loans outstanding under the Side Car Term Loan Facility, due August 2028 bear interest at a floating rate measured by reference to, at the Company’s option, either (i) a term SOFR rate plus 5.625% (subject to a SOFR floor of 0.50%) or (ii) an alternate base rate plus 4.625%. Borrowings under the Side Term Loan Credit Agreement amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount.

The Side Car Term Loan Facility, due August 2028 may be prepaid at the Company’s option at any time, subject to certain prepayment premiums if prepaid prior to August 1, 2026.

6.125% Senior Notes due January 2029
On September 24, 2020, the Company issued $500.0 million in aggregate principal amount of 6.125% Senior Notes due January 2029 (the “6.125% Senior Notes”). The 6.125% Senior Notes bear interest at 6.125% per annum and will mature on January 15, 2029. Interest is payable semi-annually in arrears on January 15 and July 15.
The 6.125% Senior Notes are unsecured senior indebtedness and are effectively subordinated to all of the Company’s existing and future senior secured indebtedness, including indebtedness under the Term Loan Facility, due April 2028, the Term Loan Facility, due May 2031, the Cash Flow Revolver, the Side Car Term Loan Facility, due August 2028, the 8.750% Senior Secured Notes (as defined below) and the ABL Facilities, and are senior in right of payment to future subordinated indebtedness of the Company.
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
Issuance of 9.500% Senior Secured Notes due August 2029
On August 7, 2024, the Company issued $500.0 million in aggregate principal amount of 9.500% Senior Secured Notes (“9.500% Senior Notes”) due August 2029 (subject to a springing maturity under certain circumstances). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2025.
The 9.500% Senior Notes are secured senior indebtedness and rank equal in right of payment with all existing and future senior indebtedness of the Company, and are senior in right of payment to all existing and future subordinated indebtedness of the Company.

The Company may redeem the 9.500% Senior Notes in whole or in part, subject to certain prepayment premiums if the 9.500% Senior Secured Notes were to be redeemed prior to August 15, 2028.

Repurchase of 6.125% Senior Notes due January 2029
The Company repurchased an aggregate principal amount of $46.8 million for $33.9 million in cash during the year ended December 31, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a loss of $0.2 million during 2023 were recognized in the gain (loss) on extinguishment of debt in the Consolidated Statements of Income (Loss).
Other Information
The obligations under the Company’s debt agreements are generally guaranteed by each direct and indirect wholly-owned U.S. restricted subsidiary of the Company, subject to certain exceptions. In addition, the obligations of the Canadian borrowers under the ABL Facility are guaranteed by each direct and indirect wholly-owned Canadian restricted subsidiary of the Canadian borrowers, subject to certain exceptions. In addition, the obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement and the Company’s various secured notes are guaranteed by Camelot Parent, which guarantee is non-recourse and limited to the equity interests of the Company. The obligations under the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement and the Company’s various secured notes are also secured by a perfected security interest in substantially all tangible and intangible assets of the Company and each subsidiary guarantor and in the capital stock of the Company, subject to certain exceptions and subject to priority of security interests provided therein.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of December 31, 2024.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at December 31, 2024 - Other assets, net	$39,159
Fair value at December 31, 2023 - Other assets, net	$64,704
Level in fair value hierarchy(1)	Level 2
(1)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based SOFR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Note 10 — Employee Benefit Plans
Defined Benefit Plan
The Company has a defined benefit plan which is frozen with no further meaningful increases in benefits for participants.

The following table sets forth the weighted average actuarial assumptions used to determine benefit obligation:

	December 31, 2024	December 31, 2023
Discount rate	5.40%	5.70%
The following table sets forth the weighted average actuarial assumptions used to determine net periodic benefit cost (income):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Discount rate	5.70%	5.30%
Expected return on plan assets	5.00%	5.17%
The basis used to determine the expected long-term rate of return on assets assumptions for the defined benefit plan was recent market performance and historical returns. The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.

As of December 31, 2024, our defined pension plan had a projected benefit obligation in excess of the fair value of plan assets. The following table sets forth the changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on the Consolidated Balance Sheets:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Change in benefit obligation:
Beginning of period	$35,442	$63,464
Interest cost	1,927	2,486
Benefits paid	(2,865)	(3,360)
Settlements	—	(27,097)
Actuarial gains	(60)	(51)
End of period	$34,444	$35,442
Accumulated benefit obligation at end of period	$34,444	$35,442

Change in plan assets:
Beginning of period	$27,614	$56,737
Actual return on plan assets	3,030	1,335
Employer contributions	2,456	—
Benefits paid	(2,865)	(3,360)
Settlements	—	(27,098)
End of period	$30,235	$27,614

Funded status at end of period	$(4,209)	$(7,828)

	December 31, 2024	December 31, 2023
Amounts recognized on the Consolidated Balance Sheets - Other long-term liabilities	$(4,209)	$(7,828)
The following table sets forth the weighted average asset allocations by asset category for the defined benefit plan:

Investment type	December 31, 2024	December 31, 2023
Equity securities	35%	38%
Debt securities	60%	59%
Real estate	5%	3%
Total	100%	100%
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

The fair values of the assets of the defined benefit plan at December 31, 2024 and December 31, 2023, by asset category and by levels of fair value were as follows:

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$1	$—	$1	$17	$—	$17
Mutual funds:
Growth funds	3,014	—	3,014	2,195	—	2,195
Real estate funds	1,443	—	1,443	762	—	762
Equity income funds	1,773	—	1,773	1,994	—	1,994
Index funds	4,020	—	4,020	4,440	—	4,440
International equity funds	1,837	—	1,837	1,817	—	1,817
Fixed income funds	316	17,831	18,147	3,314	13,075	16,389
Total	$12,404	$17,831	$30,235	$14,539	$13,075	$27,614
The following table sets forth the components of the net periodic benefit income:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Service cost	$—	$—	$—	$23
Interest cost	1,927	2,486	1,254	1,529
Expected return on assets	(1,360)	(2,100)	(1,316)	(2,650)
Amortization of loss	—	—	—	117
Net periodic benefit cost (income)	$567	$386	$(62)	$(981)
The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive (loss) income:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Net unrecognized actuarial loss (gain)	$(1,291)	$439	$(278)	$9,966
Recognition of net actuarial loss due to settlement	—	(17)	—	—
Amortization of net actuarial gain (loss)	—	—	—	117
Total recognized in other comprehensive income (loss)	$(1,291)	$422	$(278)	$10,083

We expect to contribute $0.4 million to the defined benefit plan in 2025.
We expect the following benefit payments to be made:

Years ending	Amount
2025	$3,224
2026	3,173
2027	3,128
2028	3,071
2029	2,992
Thereafter	13,801
$29,389
Defined Contribution Plan
The Company has a 401(k) profit sharing plan that allows participation by all eligible employees. The Company’s contributions vary, but are based primarily on each participant’s level of contributions, which cannot exceed the maximum allowable for income tax purposes. The Company’s contribution expense for matching contributions to the plan was $19.5 million for 2024, $16.1 million for 2023, $6.6 million for the period from July 25, 2022 through December 31, 2022 and $10.2 million for the period from January 1, 2022 through July 24, 2022.
Note 11 — Share-based Compensation
Merger Transaction
In connection with the Merger in July 2022, under which Cornerstone Building Brands became a privately held company, unvested share-based compensation awards that were previously granted to key employees and executives were cancelled and converted into a contingent contractual right to receive a cash payment from the Company upon vesting. The Company had $0.6 million at December 31, 2024 and $27.6 million at December 31, 2023 classified as a current liability within employee-related liabilities and $1.2 million at December 31, 2023 classified as other long-term liabilities on its Consolidated Balance Sheets. The Company paid out $24.7 million of cash to settle Pre-Merger Awards in March 2024.
The Company recognized an expense of $1.4 million for the year ended December 31, 2024 and an expense of $16.6 million in the year ended December 31, 2023. For the period from July 25, 2022 through December 31, 2022, the amount of expense recognized was $21.9 million. These amounts are included in selling, general and administrative expense on the Consolidated Statements of Income (Loss). As of December 31, 2024 the Company estimates that unrecognized expense is expected to be recognized over a weighted-average period 0.6 years of totaling $0.2 million.
Incentive Units
Beginning in 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership” or “Camelot Parent”). The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. In 2024, 0.1 million incentive units were granted at an average grant date fair value of $43.46 per incentive unit and 0.1 million forfeitures during the period. In 2023, 0.2 million units were granted with 0.1 million in forfeitures. The Company recognized an expense from incentive units of $6.2 million in 2024, and $8.3 million in 2023. For the period from July 25, 2022 through December 31, 2022, the amount of expense recognized was $2.3 million. These amounts are included in selling, general and administrative expense on the Consolidated Statements of Income (Loss). The Company estimates that the unrecognized expense is expected to be recognized over a weighted-average period of 3.1 years totaling $22.5 million.

The Company will recognize compensation cost for the awards on a straight-line basis over a five-year vesting period based on the fair value of the award at the date of grant. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, and the following weighted average assumptions:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Underlying price	$95.28	$100.00
Volatility rate	41.6%	45.2%
Expected term (in years)	6.1	6.1
Risk-free interest rate	4.4%	4.1%
Upon a sale of the Partnership, vesting of incentive units will accelerate, subject to the participant’s continued employment through the consummation of such sale unless there is non-cash consideration and the incentive units are replaced with awards that have substantially equivalent or better rights.
Note 12 — Income Taxes
The following table sets forth the components of the provision for income taxes:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Current:
Federal	$4,220	$63,036	$14,096	$148,371
State	7,965	9,692	3,307	38,814
Foreign	8,361	17,634	4,480	5,315
Total current income tax expense	20,546	90,362	21,883	192,500
Deferred:
Federal	(122,352)	(94,580)	(31,529)	(23,867)
State	(13,880)	(33,605)	(5,632)	(4,637)
Foreign	(6,323)	(5,567)	205	1,818
Total deferred income tax benefit	(142,555)	(133,752)	(36,956)	(26,686)
Income tax expense (benefit)	$(122,009)	$(43,390)	$(15,073)	$165,814

The following table sets forth a reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	(0.6)%	6.1%	3.9%	4.0%
Non-deductible expenses	(0.2)%	0.7%	(1.1)%	0.6%
Foreign tax and other credits	0.3%	2.3%	8.9%	(0.2)%
Section 1245 recapture	(0.1)%	(2.1)%	—%	—%
Uncertain tax positions	1.1%	1.3%	—%	0.1%
Compensation related expenses	(0.4)%	(4.2)%	(3.5)%	0.1%
Goodwill impairment	(13.4)%	—%	—%	—%
Global intangible low-taxed income	—%	—%	(8.7)%	—%
State rate differential(1)	1.2%	10.9%	—%	—%
Foreign rate differential	—%	(2.2)%	(1.4)%	0.2%
Other	0.4%	2.7%	0.1%	(0.3)%
Effective tax rate	9.3%	36.5%	19.2%	25.5%
(1)Related to the Merger transaction and internal restructuring.

The net deferred income tax liability consists of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Inventory obsolescence	$8,555	$9,215
Allowance for credit losses	3,736	5,170
Accrued and deferred compensation	6,630	13,090
Accrued insurance liability	8,888	12,124
Net operating loss and tax credit carryover	19,767	15,102
Defined benefit plans	811	2,232
Leases	107,657	82,929
Section 163(j) interest	99,064	46,274
Section 174 costs	29,602	20,942
Warranty liabilities	45,818	39,860
Other	24,971	28,928
Total deferred income tax assets	355,499	275,866
Valuation allowance	(13,500)	(1,578)
Net deferred income tax assets	341,999	274,288

Deferred income tax liabilities:
Goodwill and intangible assets	511,480	491,948
Property-related items	138,445	124,826
Stock basis	16,220	15,197
Leases	111,411	87,964
Debt	68,940	82,866
Other	25,321	24,672
Total deferred income tax liabilities	871,817	827,473
Total deferred income tax liability, net	$529,818	$553,185
Reflected as:
Noncurrent assets – Other assets, net	$1,534	$3,750
Noncurrent liabilities – Deferred income tax liabilities	531,352	556,935
Total deferred income tax liability, net	$529,818	$553,185
The Company carries out its business operations mainly through legal entities in the U.S., Canada and Mexico where we are subject to U.S., state and foreign tax laws. We are subject to income tax audits in multiple jurisdictions.
As of December 31, 2024, the $19.8 million net operating loss carryforward included $10.8 million for U.S federal losses and $9.0 million for U.S. state losses. Federal net operating losses will begin to expire in 2030, if unused, and state operating losses began to expire in 2024, if unused. There are limitations on the utilization of certain net operating losses.

Valuation Allowance
The following table sets forth the changes in the valuation allowance on deferred taxes:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Beginning balance(1)	$1,578	$3,158	$3,006	$15,634
Additions (reductions)	11,922	(1,580)	152	(3,004)
Ending balance	$13,500	$1,578	$3,158	$12,630
(1)    In connection with the Merger, the beginning balance for the Successor period reflects acquisition-related adjustments of $9.6 million.
Uncertain Tax Positions
The following table sets forth the changes in unrecognized tax benefits (excluding interest and penalties):

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Beginning balance	$12,150	$14,756	$14,928	$14,845
Additions based on tax positions related to current year	14	245	232	—
Additions (reductions) for tax positions of prior years	(213)	(52)	5	83
Reductions resulting from expiration of statute of limitations	(10,739)	(2,799)	(409)	—
Ending balance	$1,212	$12,150	$14,756	$14,928
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
As of December 31, 2024, the reserve was $2.5 million, which includes interest and penalties of $1.3 million and is recorded in other long-term liabilities in the accompanying Consolidated Balance Sheets. Of this amount, $1.2 million, if recognized would have an impact on the Company's effective tax rate. Interest and penalties were $1.3 million for 2024, $1.4 million for 2023, $0.2 million for the period from July 25, 2022 through December 31, 2022 and $0.6 million for the period from January 1, 2022 through July 24, 2022. The Company has elected to treat interest and penalties on unrecognized tax benefits as income tax expense in its Consolidated Statement of (Loss) Income.
Note 13 — Fair Value of Financial Instruments and Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels of the fair value hierarchy are as follows:

•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs for the asset or liability, reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$39,159	$—	$39,159
Liabilities – Contingent consideration	$—	$—	$21,122	$21,122

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$64,704	$—	$64,704
Liabilities – Contingent consideration	$—	$—	$17,314	$17,314

The fair value for derivative instruments is determined using valuation models that incorporate observable market inputs, such as interest rates and currency exchange rates, and is classified within Level 2 of the fair value hierarchy.

The fair value of contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions.

Fair Value Measurement Disclosure

The fair value of the Company’s short-term debt is estimated using observable market inputs, including current interest rates for similar types of borrowings. The fair value of long-term debt is determined based on quoted prices for identical or similar instruments in active markets. The fair value of the senior notes are based on quoted prices in active markets for the identical liabilities. The fair value of the term loans are based on recent trading activities of comparable market instruments.

Non-Recurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a non-recurring basis. These include assets and liabilities that are measured at fair value in the event of impairment or for disclosure purposes. The discounted cash flow method under the income approach is generally employed to estimate the fair value of the reporting units or identified asset groups. For reporting units, the guideline public company method and the guideline transaction method are also utilized under the market approach. Significant assumptions inherent in estimating fair values include the projected future annual net cash flows for each reporting unit, encompassing net sales, cost of sales, selling, general and administrative expenses, depreciation and amortization, working capital, and capital expenditures. Other critical assumptions involve income tax rates, long-term growth rates, and a discount rate that appropriately reflects the risks inherent in each future cash flow stream.

Fair Value of Financial Instruments Not Measured at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these instruments.

Note 14 — Related Party Transactions
The Company had a related party receivable with CD&R of $5.7 million as of December 31, 2024, representing legal fees paid on their behalf as part of the ongoing stockholder litigation described in Note 15, Commitments and Contingencies. There was no receivable with CD&R for the year ended December 31, 2023.
The Company had a related party payable of $6.0 million to our indirect parent, Camelot Parent, as of December 31, 2024, representing monies paid by Company management for the purchase of incentive units in the Partnership. See Note 11, Share-based Compensation, for further discussion of the incentive units. For the year ended December 31, 2023, this payable was $3.0 million.
Note 15 — Commitments and Contingencies
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company may become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, including applicable benefit and pension plans, intellectual property, securities, personal injury, property damage, product liability, warranty and modification, adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company believes it is adequately reserved for all matters.
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
The Company believes it is in material compliance with all applicable environmental laws and regulations and has recorded a liability of $4.1 million at December 31, 2024 and $8.8 million at December 31, 2023.
Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In July 2022, and pursuant to an Agreement and Plan of Merger dated March 5, 2022, Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owner of Cornerstone Building Brands. In January 2023, purported former stockholders filed 2 separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024, and the case is ongoing. On June 26, 2024, the plaintiffs filed an amended complaint. On February 24, 2025, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation remains subject to court approval. The Stipulation provides for CD&R and the Company, on behalf of the defendants, to pay or cause their respective insurers to pay a total of $45.0 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the non-affiliated shareholders of the Company. The Company's portion of the proposed settlement relating to its indemnification of its former directors and officers is recoverable from insurance. The agreement is contingent upon final court approval, which is anticipated to occur later in 2025.

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorney’s fees, expenses and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay in litigation. On September 30, 2024, the court granted the defendants’ motion to dismiss without prejudice. On October 15, 2024, the plaintiffs filed an amended complaint, which the defendants again moved to dismiss or stay on November 26, 2024. The Company intends to vigorously defend against these claims. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss.
Note 16 — Equity Transactions
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
Note 17 — Accumulated Other Comprehensive (Loss) Income
The following tables set forth the change in accumulated other comprehensive (loss) income attributable to the Company by each component of accumulated other comprehensive (loss) income, net of applicable income taxes:

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Derivative Instruments	Unrecognized (Loss) Gain on Retirement Benefits	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022 (Successor)	$(6,789)	$40,962	$336	$34,509
Other comprehensive (loss) income	(2,764)	(14,362)	484	(16,642)
Balance, December 31, 2023 (Successor)	$(9,553)	$26,600	$820	$17,867
Other comprehensive (loss) income	(15,539)	(10,152)	560	(25,131)
Balance, December 31, 2024 (Successor)	$(25,092)	$16,448	$1,380	$(7,264)
Note 18 — Reportable Segment and Geographical Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, who is our Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company is organized in five operating segments aggregated into three reportable segments: Aperture Solutions (consisting of the Aperture Solutions–U.S. and Aperture Solutions–Canada operating segments), Surface Solutions (consisting of the Surface Solutions–U.S. and Surface Solutions–Canada operating segments) and Shelter Solutions, itself an operating segment. The aggregated reportable segments share similar economic characteristics with respect to product offerings, manufacturing processes, and customer demographics. We operate principally in the U.S. with limited operations in Canada.
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
•The Shelter Solutions reportable segment designs, engineers, manufactures and distributes extensive lines of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants, distribution centers and retail branches. The Company defines low-rise commercial construction as building applications of up to five stories.
Management monitors the operations results of its operating segments separately for purposes of making decisions about resources and evaluating performance. Management, including the Company’s chief operating decision maker, evaluates performance on the basis of segment earnings before interest, income taxes, depreciation and amortization (“Adjusted reportable segment EBITDA”).
Corporate operating expenses are not allocated to reportable segments. Corporate and Other consists specifically of corporate operating expenses that are generally not allocated to reportable segments, related-party management fees, and other items that are not assigned or allocated to reportable segments. Any intercompany net sales or expenses are eliminated in consolidation.

The following table sets forth financial data by reportable segments:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Net sales:
Aperture Solutions	$2,506,408	$2,477,731	$1,246,660	$1,643,977
Surface Solutions	1,260,848	1,270,906	596,537	841,811
Shelter Solutions	1,536,431	1,661,391	905,289	1,253,335
Eliminations	(6,158)	(7,594)	(4,338)	(3,039)
Total net sales	$5,297,529	$5,402,434	$2,744,148	$3,736,084
Adjusted reportable segment EBITDA:
Aperture Solutions	$297,250	$336,095	$149,433	$202,682
Surface Solutions	242,211	224,561	57,331	143,880
Shelter Solutions	178,765	322,874	177,537	209,156
Total reportable adjusted segment EBITDA	718,226	883,530	384,301	555,718
Corporate and Other	(1,169,358)	(230,739)	(172,331)	331,996
Depreciation and amortization	(401,657)	(412,597)	(130,153)	(166,177)
Interest expense	(450,188)	(380,706)	(157,191)	(101,078)
Foreign exchange (loss) gain	(14,136)	6,768	(4,809)	686
Gain (loss) on extinguishment of debt	—	(184)	474	28,354
Other income, net	5,694	15,013	1,140	101
Income (loss) before income taxes	$(1,311,419)	$(118,915)	$(78,569)	$649,600

Depreciation and amortization:
Aperture Solutions	$178,486	$179,611	$64,348	$79,816
Surface Solutions	103,214	88,597	52,621	65,225
Shelter Solutions	116,222	139,481	10,291	18,016
Corporate and Other	3,735	4,908	2,893	3,120
Total depreciation and amortization expense	$401,657	$412,597	$130,153	$166,177
Capital expenditures:
Aperture Solutions	$89,750	$57,327	$43,741	$22,935
Surface Solutions	56,064	49,926	13,470	17,304
Shelter Solutions	58,690	74,561	28,909	16,153
Corporate and Other	6,894	12,121	11,888	8,456
Total capital expenditures	$211,398	$193,935	$98,008	$64,848

			December 31, 2024	December 31, 2023
Property, plant and equipment, net:
Aperture Solutions			$377,786	$327,098
Surface Solutions			193,235	205,338
Shelter Solutions			538,725	345,207
Corporate and Other			17,291	11,460
Total property, plant and equipment, net			$1,127,037	$889,103
Total assets:
Aperture Solutions			$2,896,080	$2,934,102
Surface Solutions			1,810,815	2,268,443
Shelter Solutions			1,631,139	1,111,679
Corporate and Other			347,112	619,117
Total assets			$6,685,146	$6,933,341

The following table sets forth net sales, to third party customers, disaggregated by reportable segment:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Aperture Solutions – Principally vinyl windows	$2,505,748	$2,476,870	$1,246,411	$1,643,619

Surface Solutions:
Vinyl siding	$620,158	$611,749	$283,298	$415,534
Metal	351,928	329,363	136,851	185,097
Injection molded	55,047	58,517	25,153	41,841
Stone	66,172	74,326	42,706	51,904
Stone veneer installation and other	162,045	190,218	104,441	144,754
Total	$1,255,350	$1,264,173	$592,449	$839,130

Shelter Solutions – Metal Building Products	$1,536,431	$1,661,391	$905,288	$1,253,335

Total net sales	$5,297,529	$5,402,434	$2,744,148	$3,736,084

The following tables sets forth key expenses disaggregated by reportable segment for the year ended December 31, 2024:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Eliminations	Total
Net sales	$2,506,408	$1,260,848	$1,536,431	$(6,158)	$5,297,529
Segment cost of sales(1)	(1,969,378)	(908,667)	(1,143,098)	6,158	(4,014,985)
Segment selling, general and administrative expenses(2)	(239,780)	(109,970)	(214,568)	—	(564,318)
Reportable adjusted segment EBITDA	$297,250	$242,211	$178,765	$—	718,226
Depreciation and amortization					(401,657)
Corporate and Other					(1,169,358)
Interest expense					(450,188)
Foreign exchange loss					(14,136)
Other income, net					5,694
Loss before income taxes					$(1,311,419)
(1)Includes hourly and salaried labor for all manufacturing, delivery and related support activities as well as factory overhead, labor benefits, warranty, out-bound freight, utilities, lease and other manufacturing and delivery related-costs.
(2)Includes labor-related costs for the sales, marketing and functional organizations as well as marketing, selling expenses, bad debt and general administrative expenses. Functional organizations include, among others, information technology, finance and accounting, legal and executive office.

The following tables sets forth key expenses disaggregated by reportable segment for the year ended December 31, 2023:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Eliminations	Total
Net sales	$2,477,731	$1,270,906	$1,661,391	$(7,594)	$5,402,434
Segment cost of sales(1)	(1,932,361)	(936,024)	(1,143,553)	7,594	(4,004,344)
Segment selling, general and administrative expenses(2)	(209,275)	(110,321)	(194,964)	—	(514,560)
Reportable adjusted segment EBITDA	$336,095	$224,561	$322,874	$—	883,530
Depreciation and amortization					(412,597)
Corporate and Other					(230,739)
Interest expense					(380,706)
Foreign exchange gain					6,768
Loss on extinguishment of debt					(184)
Other income, net					15,013
Loss before income taxes					$(118,915)
(1)Includes hourly and salaried labor for all manufacturing, delivery and related support activities as well as factory overhead, labor benefits, warranty, out-bound freight, utilities, lease and other manufacturing and delivery related-costs.
(2)Includes labor-related costs for the sales, marketing and functional organizations as well as marketing, selling expenses, bad debt and general administrative expenses. Functional organizations include, among others, information technology, finance and accounting, legal and executive office.

The following tables sets forth key expenses disaggregated by reportable segment for the period July 25, 2022 through December 31, 2022:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Eliminations	Total
Net sales	$1,246,660	$596,537	$905,289	$(4,338)	$2,744,148
Segment cost of sales(1)	(1,005,097)	(492,458)	(635,513)	4,338	(2,128,730)
Segment selling, general and administrative expenses(2)	(92,130)	(46,748)	(92,239)	—	(231,117)
Reportable adjusted segment EBITDA	$149,433	$57,331	$177,537	$—	384,301
Depreciation and amortization					(130,153)
Corporate and Other					(172,331)
Interest expense					(157,191)
Foreign exchange loss					(4,809)
Gain on extinguishment of debt					474
Other income, net					1,140
Loss before income taxes					$(78,569)
(1)Includes hourly and salaried labor for all manufacturing, delivery and related support activities as well as factory overhead, labor benefits, warranty, out-bound freight, utilities, lease and other manufacturing and delivery related-costs.
(2)Includes labor-related costs for the sales, marketing and functional organizations as well as marketing, selling expenses, bad debt and general administrative expenses. Functional organizations include, among others, information technology, finance and accounting, legal and executive office.

The following tables sets forth key expenses disaggregated by reportable segment for the period January 1, 2022 through July 24, 2022:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Eliminations	Total
Net sales	$1,643,977	$841,811	$1,253,335	$(3,039)	$3,736,084
Segment cost of sales(1)	(1,324,401)	(635,542)	(926,401)	3,039	(2,883,305)
Segment selling, general and administrative expenses(2)	(116,894)	(62,389)	(117,778)	—	(297,061)
Reportable adjusted segment EBITDA	$202,682	$143,880	$209,156	$—	555,718
Depreciation and amortization					(166,177)
Corporate and Other					331,996
Interest expense					(101,078)
Foreign exchange gain					686
Gain on extinguishment of debt					28,354
Other income, net					101
Income before income taxes					$649,600
(1)Includes hourly and salaried labor for all manufacturing, delivery and related support activities as well as factory overhead, labor benefits, warranty, out-bound freight, utilities, lease and other manufacturing and delivery related-costs.
(2)Includes labor-related costs for the sales, marketing and functional organizations as well as marketing, selling expenses, bad debt and general administrative expenses. Functional organizations include, among others, information technology, finance and accounting, legal and executive office.

The following tables set forth financial data attributable to various geographic regions:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Total net sales:
U.S.	$4,917,231	$4,983,912	$2,537,101	$3,466,127
Canada	377,978	415,134	199,466	261,796
All other	2,320	3,388	7,581	8,161
Total net sales	$5,297,529	$5,402,434	$2,744,148	$3,736,084

Net sales are determined based on customers’ requested shipment location.

			December 31, 2024	December 31, 2023
Long-lived assets:
U.S.			$1,497,351	$1,130,197
Canada			115,047	104,960
All other			21,466	19,238
Total long-lived assets			$1,633,864	$1,254,395
Property, plant and equipment, net			$1,127,037	$889,103
Lease right-of-use assets			506,827	365,292
Total long-lived assets			$1,633,864	$1,254,395
Note 19 — Earnings Per Common Share
Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted income per common share is as follows:

Predecessor
January 1, 2022 through July 24, 2022
Numerator for Basic and Diluted Earnings Per Common Share - Net income (loss) applicable to common shares	$480,211
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	127,316
Employee stock options	1,578
Weighted average diluted number of common shares outstanding	128,894
Basic earnings (loss) per common share	$3.77
Diluted earnings (loss) per common share	$3.73
Incentive Plan securities excluded from dilution(1)	30
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
Note 20 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information and non-cash investing and financing activities:

			Year Ended December 31, 2022

	Successor			Predecessor
	Year Ended December 31, 2024	Year Ended December 31, 2023	July 25, 2022 through December 31, 2022	January 1, 2022 through July 24, 2022
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$330,846	$287,143	$73,726	$103,074
Income taxes paid (refunded)	$108,881	$36,316	$187,777	$56,243

Supplemental non-cash investing and financing activity:
Capital expenditures included within accounts payable	$5,283	$4,304	$5,779	$4,484
Pushdown fair value adjustments	$—	$—	$1,522,432	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On January 15, 2024, the Audit Committee of the Board of Directors of the Company approved the dismissal of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm effective upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and approved the selection of Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent registered public accounting firm, for the fiscal year ending December 31, 2024. In connection with our change in accountants, there were no disagreements or reportable events required to be disclosed pursuant to Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.
Notwithstanding the material weakness in our internal control over financial reporting, management has concluded that the audited consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
As permitted by the Securities and Exchange Commission, management excluded from its assessment of internal control over financial reporting as of December 31, 2024, the internal control over financial reporting of Harvey Building Products Corp. (“Harvey”) and Mueller Supply Company, Inc. (“Mueller”), which were acquired during April 2024 and July 2024, respectively. The total assets (excluding goodwill and intangible assets) and net sales of both Harvey and Mueller represented 8.6% and 7.6% of our consolidated total assets and consolidated net sales, respectively, at and for the year ended December 31, 2024. See a discussion of these acquisitions in Note 3, Mergers, Acquisitions and Divestitures, to our consolidated financial statements.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the COSO framework. Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

On April 1, 2024, we implemented an enterprise resource planning (“ERP”) system in our Shelter Solutions reportable segment. During the annual period ended December 31, 2024, we identified a material weakness in our internal control over financial reporting that arose from the ineffective application of the software development life cycle (“SDLC”) information technology general control. Specifically, the Company determined that the assigned team members lacked the requisite knowledge and experience to develop functional requirements, configure the system, and complete user acceptance tests sufficient to fully test the ERP system prior to going live.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the deficiency described above and developed a remediation plan designed to strengthen our SDLC processes across the organization, to ensure we have appropriate methodology for additional implementations. The remediation plan requires that: (i) functional business experts are identified, trained, and meet established requirements, (ii) business users have sufficient understanding of the underlying functionality being tested, and (iii) additional levels of review are established throughout the SDLC. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors.

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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Cornerstone Building Brands, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cornerstone Building Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 14, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Harvey Building Products Corp. and Mueller Supply Company, Inc., which were acquired during April 2024 and July 2024, respectively, and whose financial statements constitute approximately 8.6% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2024) and approximately 7.6% of consolidated net sales as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Harvey Building Products Corp. and Mueller Supply Company, Inc.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Management has identified a material weakness in internal control over financial reporting due to the ineffective application of the software development life cycle (“SDLC”) information technology general control. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 14, 2025

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and Amended and Restated By-Laws (the “Bylaws”) provide that the number of directors shall be fixed from time to time pursuant to a resolution adopted by a majority of the directors. Our Board of Directors currently consists of nine members. There are no vacancies on the Board.

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

The following table lists our current directors:

Directors and Executive Officers

Directors

Name	Age	Position
Marcia Avedon	63	Director
Jake Donnelly	32	Director
Wilbert James, Jr.	68	Director
Daniel Janki	56	Director
John Krenicki, Jr.	62	Chairman
Rose Lee	59	Director, President and Chief Executive Officer
Timothy O’Brien	61	Director
Nathan Sleeper	51	Director
Tyler Young	37	Director

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

Our Board recognizes that directors with diverse backgrounds, attributes, perspectives and experiences can positively enhance the performance and deliberations of the Board. Our Board values directors with diverse qualifications, geographic location, education, skills, expertise and professional and industry experience.

Marcia Avedon

Ms. Avedon, age 63, has served as a director since April 2024 and as Chair of the Compensation Committee of the Board since December 2024. Ms. Avedon currently serves as the Chief Executive Officer of Avedon Advisory, LLC, which she founded in 2022. From 2020 to 2022, Ms. Avedon served as Executive Vice President and Chief Human Resources, Marketing and Communications Officer for Trane Technologies, plc, where she was responsible for all global human resource and reputation management strategies and functions. From 2007 to 2020, Ms. Avedon held senior leadership positions at Ingersoll-Rand, plc, including serving as Executive Vice President, Human Resources, Communications and Corporate Affairs. Earlier in her career, Ms. Avedon held executive positions in human resources at Merck & Co., Inc., Honeywell International Inc., and Anheuser-Busch Companies. Since 2022, Ms. Avedon has served on the board of directors at Acuity Brands, Inc. including as a member of its compensation and management development committee. She has also served as a board member of Generac Holdings Inc. since 2019, including as chair of the human capital and compensation committee and member of the nominating and corporate governance committee. Ms. Avedon previously served on the board of directors of GCP Applied Technologies and Lincoln National Corporation.

Director Qualifications: Ms. Avedon's experience in large, multinational companies in general, as well as in the human resources field in particular, provides our Board with insight into the attraction, motivation and retention of personnel. Additionally, her service on the boards of public companies brings to our Board valuable insight into the strategic, financial and personnel challenges faced by companies similar to the Company.

Jake Donnelly

Mr. Donnelly, age 32, has served as director since October 2024. He serves on the Audit Committee. Mr. Donnelly has served as a Principal of CD&R since May 2023, where he is primarily engaged in evaluating industry opportunities in the industrials sector. Prior to joining CD&R, Mr. Donnelly served for five years in various capacities at Ares Management Corporation, including most recently as Vice President, Private Equity, and prior to that, Mr. Donnelly held various positions with Jefferies Financial Corp. He also currently serves as a director of SunSource Midco Holdings, LLC, SunSource Borrower, LLC, and SunSource Topco, LLC (formerly, CD&R Hydra Holdings, Inc.). He previously served as a director of White Cap Parent, LLC. Mr. Donnelly holds a bachelor of arts degree in economics from Bowdoin College.

Director Qualifications: Mr. Donnelly's experience in finance, accounting and economics provides our Board with insight into business strategy, financial decision-making and the macroeconomic environment in which we operate.

Wilbert James, Jr.

Mr. James, age 68, has served as a director since May 2019. Mr. James is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. James had a 30-year career with Toyota Motors, with his most recent role as President of Toyota Motor Manufacturing of Kentucky (July 2010 - December 2017). In that role, he led Toyota’s largest automotive manufacturing plant in the world and oversaw a nearly $6 billion operation, which employed over 7,500 people. Additionally, he championed quality initiatives for Toyota’s fourteen North American manufacturing plants. Mr. James currently serves as a director on the board of Atkore International. He also served as a director of Central Bank & Trust and Piston Group. Mr. James earned an associate degree in Applied Science from Old Dominion University, a bachelor of science degree in mechanical engineering technology from Old Dominion University, as well as an honorary doctorate degree in mechanical engineering technology from the University of Kentucky and an honorary degree from the University of Pikeville in 2015.

Director Qualifications: Mr. James’s leadership roles in global manufacturing bring to our Board an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing enterprises as well as corporate social responsibility, product development and supply chain matters.

Daniel Janki

Mr. Janki, age 56, has served as a director since May 2019. Mr. Janki is the Chair of the Audit Committee. Mr. Janki has served as the Executive Vice President and Chief Financial Officer of Delta Airlines since July 2021. Prior to joining Delta, Mr. Janki was the Senior Vice President - Chief Executive Officer (“CEO”) and President of Power Portfolio at General Electric Company. Mr. Janki is also a director of Wheels Up Experience, Inc., a national board member for BuildOn, and an advisory board member for the CFO RoundTable. Mr. Janki is a certified public accountant. Mr. Janki earned degrees in finance and accounting from The Ohio State University.

Director Qualifications: Mr. Janki’s leadership role for a large, multinational conglomerate brings to our Board an understanding of the global business environment, business strategy, and financial management. Further, Mr. Janki’s background as a certified public accountant provides the Audit Committee with valuable financial expertise.

John Krenicki, Jr.

Mr. Krenicki, age 62, has served as director since November 2018, and as Chair of the Board since July 2022. He serves on the Compensation Committee and is the Chair of the Nominating and Corporate Governance Committee. Mr. Krenicki is Vice Chair at CD&R and is Chair of Artera Services Holdco, LLC (formerly, PowerTeam Services, LLC). He is also a director at Brand Industrial Holdings, Inc. (parent entity of Brand Industrial Services, Inc.) and Devon Energy Corporation. Previously, Mr. Krenicki built a 29-year career at General Electric Co., where he served as Vice Chair as well as President and CEO of GE Energy, among other executive positions. He earned a bachelor of science degree in mechanical engineering from the University of Connecticut. He received a master of science degree in management from Purdue University.

Director Qualifications: Mr. Krenicki’s executive and director experience in diverse manufacturing and services enterprises bring to our Board an understanding of the global business environment, business strategy and valuable insight into the operations of large, complex manufacturing operations.

Rose Lee

Ms. Lee, age 59, has served as President and Chief Executive Officer since September 2021, joining the board of directors at the same time. She has served as the Interim President of our Aperture Solutions–U.S. business unit since June 2024. Prior to joining the Company, Ms. Lee was President of the DuPont Water & Protection reporting segment where she led a diverse business creating water, shelter and safety solutions for a more sustainable world. Ms. Lee also previously held senior leadership positions at Saint-Gobain in general management roles serving the construction, transportation, energy and defense sectors, and as Strategy Director and Chief Information Officer of the North America region. Prior to Saint-Gobain, she held various engineering and management positions at Pratt & Whitney, now part of Raytheon Technologies, and was a Senior Consultant at Booz Allen Hamilton. Ms. Lee is also an independent board member of Honeywell International Inc. and a former board member of Crown Holdings, Inc. and DSS+. In 2022, Ms. Lee was named to the National Association of Manufacturers’ board of directors, where she serves on its executive committee. She also served as the 2023 Chair for the Manufacturing Institute’s Women MAKE America initiative. Ms. Lee is a member of the Policy Advisory Board for Harvard’s Joint Center for Housing Studies and has served as a member of the Economic Advisory Council for the Federal Reserve Bank of Philadelphia. Ms. Lee earned a bachelor of science in aerospace engineering from Cornell University, a master of science in mechanical engineering from Rensselaer Polytechnic Institute and a master of business administration degree from the Massachusetts Institute of Technology.

Director Qualifications: Ms. Lee brings senior management experience to the Board from her role as president of a global business segment of an NYSE-listed international manufacturing company. She also has corporate governance, sustainability experience, and brings a deep knowledge of operations, engineering and technology matters that provides the Board with operational expertise.

Timothy O’Brien

Mr. O’Brien, age 61, has served as a director since November 2018. He currently serves on the Audit Committee and the Nominating and Corporate Governance Committee. From 2013 through 2024, Mr. O’Brien served as the President and Chief Executive Officer of Wilsonart International Holdings LLC. Prior to joining Wilsonart, Mr. O’Brien served as Vice President and General Manager of SABIC Innovative Plastic, responsible for the engineering resins business in the Americas and Europe. SABIC Innovative Plastics, a business unit of Saudi Basic Industries Corporation (“SABIC”), was founded in 2007 with the acquisition of GE Plastics. Mr. O’Brien began his career at General Electric as a Sales Representative for GE Lighting. Throughout his 24-year career at GE, he also held roles of increasing responsibility in sales, product management and general management, including Vice President of Sales and Distribution Operations for the Asia Pacific, based in Singapore. Prior to GE Plastics, Mr. O’Brien served as Senior Vice President for Commercial Finance with GE Capital until 2003, running a global computer leasing business. Mr. O’Brien earned his bachelor’s degree from Northeastern University in Massachusetts and his MBA from Baldwin Wallace College in Ohio.

Director Qualifications: Mr. O’Brien’s leadership roles in global manufacturing bring to our Board an understanding of the global manufacturing environment and valuable insight into businesses with large, complex manufacturing operations.

Nathan Sleeper

Mr. Sleeper, age 51, has served as a director since October 2009. Mr. Sleeper joined CD&R in 2000, and as of January 1, 2020, became the Chief Executive Officer of CD&R. Mr. Sleeper chairs its Executive Committee and is a member of its Investment, Operating Review and Compliance committees. He also leads the firm’s industrials investment vertical and is responsible for firm operations. Prior to joining CD&R, he worked in the investment banking division of Goldman Sachs & Co. LLC and at investment firm Tiger Management Corp. Mr. Sleeper also currently serves as a director of ASP Flag Holdings LP (parent entity of Foundation Building Materials, Inc.); Brand Industrial Holdings, Inc. (parent entity of Brand Industrial Services, Inc.); Artera Services Holdco, LLC (formerly, PowerTeam Services LLC); CD&R Hydra Buyer, Inc., CD&R Hydra Midco, Inc., and SunSource Topco, LLC (formerly, CD&R Hydra Holdings, Inc.) (parent entities of SunSource Holdings, Inc.); INDICOR Holdings, LLC; Multi-Color Corporation; Pursuit Aerospace; White Cap Parent, LLC; Veritiv Corporation, and Resideo Technologies. Mr. Sleeper previously served as a director of Core and Main, Inc., Beacon Roofing Supply, Inc., and Wilsonart International Holdings LLC. He is a member of the Business Council and the Madison Boys and Girls Club, serves on the Williams College Board of Trustees, as well as on the investment committee for the college’s endowment. Mr. Sleeper holds a bachelor of arts degree from Williams College and a master of business administration degree from Harvard Business School.

Director Qualifications: Mr. Sleeper’s broad experience in the financial and investing communities brings to our Board important insights into business strategy and areas to improve our financial performance. He also serves on a number of boards.

Tyler Young

Mr. Young, age 37, has served as a director since August 2022. He serves on the Compensation Committee. Mr. Young joined CD&R in 2011 and is principally engaged in evaluating investment opportunities in the industrials sector. Prior to joining CD&R, he held positions with PayPal and LinkedIn and worked in the investment banking division of Bank of America Merrill Lynch. He currently serves as a director of Wilsonart International Holdings LLC; CD&R Hydra Buyer, Inc., CD&R Hyrda Midco, Inc., and SunSource Topco, LLC (formerly, CD&R Hydra Holdings, Inc.) (parent entities of SunSource Holdings, Inc.); ASP Flag Holdings LP (parent entity of Foundation Building Materials, Inc.); and White Cap Parent, LLC. Mr. Young holds a bachelor of arts degree in economics from Dartmouth College and holds a master of business administration degree from Harvard Business School.

Director Qualifications: Mr. Young’s experience in the financial and investing community provides our Board with insight financial reporting and oversight and business strategy.

Executive Officers

Name	Age	Position
Rose Lee	59	President and Chief Executive Officer; Interim President Aperture Solutions–U.S.
Jeffrey Lee	56	Executive Vice President and Chief Financial Officer
Petar Andrich	54	Executive Vice President and Chief Human Resources Officer
Alena Brenner	48	Executive Vice President, General Counsel and Corporate Secretary
Matthew Ackley	44	President, Shelter Solutions
Melissa Jones	46	President, Surface Solutions–U.S.

Information concerning the business experience of Ms. Lee is provided under the section titled “Directors” above.

Jeffrey Lee

Mr. Lee, age 56, has served as Executive Vice President, Chief Financial Officer since June 2019. Mr. Lee also served as Chief Accounting Officer and Treasurer from July 2020 until July 2022. Prior to joining the Company, Mr. Lee was Senior Vice President and Chief Financial Officer of Wilsonart International Holdings LLC since 2014, a global manufacturer and distributor of decorative engineered surfaces for the commercial and residential markets. Prior to Wilsonart, Mr. Lee was the Executive Vice President and Corporate Chief Financial Officer for Contech LLC. Mr. Lee began his career at Eaton Corporation where he had a twelve-year career with various finance and operational roles of increasing responsibility. Mr. Lee currently serves on the board of Wilsonart International Holdings LLC. Mr. Lee holds a bachelor of science degree in accounting from the University of Utah and a master of business administration degree from Duke University. He is also a Six Sigma Champion and received Lean Training at the University of Tennessee.

Matthew Ackley

Mr. Ackley, age 44, has served as President of our Shelters Solutions business unit since November 2021. Prior to being promoted to his current responsibilities, Mr. Ackley served as President, Engineered Building Systems. Mr. Ackley has nearly twenty years of accomplished leadership in the building materials industry. Prior to joining the Company, he served as Vice President, Sales for USG Corporation, overseeing its Commercial Ceilings and Corporate Account teams, where he led strategic planning, sales execution and revenue and profit growth efforts. Mr. Ackley spent much of his career at USG Corporation holding roles of increasing responsibility, including: Vice President, Architectural Sales; Area Manager Central; Senior Manager, Investor Relations; Category Manager, Interior Walls - L&W Supply; and several other roles in sales and operations. He holds a bachelor of arts degree in economics and Spanish from the University of Redlands and a master of business administration degree from Pepperdine University.

Petar Andrich

Mr. Andrich, age 54, has served as our Executive Vice President, Chief Human Resources Officer since July 2023. Mr. Andrich has nearly thirty years of global leadership experience in the industrials sector. Previously, he was the Chief Human Resources Officer for Calumet Specialty Products Partners, L.P., a leading specialty petroleum products company. Prior to Calumet, Mr. Andrich held various roles of increasing responsibility at Amcor, ASR Group, British Petroleum, General Electric and PPG Industries. Mr. Andrich holds a bachelor’s degree from Purdue University and a master’s degree from the University of West Florida.

Alena Brenner

Ms. Brenner, age 48, has served as our Executive Vice President, General Counsel and Corporate Secretary since April 2021. Before joining the Company, Ms. Brenner served as Vice President and Deputy General Counsel of Ryder System, Inc., a transportation and logistics company, where she advanced through various leadership roles since January 2012, most recently serving as Vice President and Deputy General Counsel. Prior to her work with Ryder System, Inc., Ms. Brenner was the Director of Commercial Law and Mergers and Acquisitions (“M&A”) at the New York headquarters for Anheuser-Busch InBev. She previously spent over eight years at the New York City office of the law firm Hunton & Williams (now Hunton Andrews Kurth LLP) working in the Global Capital Markets and M&A group. Ms. Brenner earned a bachelor of science degree in industrial and labor relations from Cornell University and a juris doctorate degree from Fordham University School of Law.

Melissa Jones

Ms. Jones, age 46, serves as President of our Surface Solutions–U.S. business unit, having joined the Company in July 2022. Ms. Jones brings more than twenty years of leadership experience and demonstrated success delivering revenue and profit growth through customer-centric organic growth strategies, M&A integration, operational excellence, and commercial excellence in the industrial machinery and electrical manufacturing industries. Most recently, Ms. Jones served as Group President of Commercial Water Solutions at Pentair, a global water treatment and solutions company, where she also held other various roles of increasing responsibility. Prior to Pentair, Ms. Jones was Director of Product, Channel and Marketing at Generac Power Systems and Director of Marketing at Johnson Controls. She has also worked in corporate marketing functions at Abbott Laboratories, Milwaukee Tool and Stanley Black & Decker. Ms. Jones holds a bachelor of arts degree in economics from St. Mary’s Honors College of Maryland and a master of business administration degree from the University of Maryland.

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

Board and Committee Appointments

Below is a table disclosing our Board and current committee compositions:

Name	Board	Audit	Compensation	Nominating and Corporate Governance
Marcia Avedon(1)	Member		Chair
Jake Donnelly(1)	Member	Member
Wilbert James, Jr.	Member		Member	Member
Daniel Janki	Member	Chair
John Krenicki, Jr.	Chair		Member	Chair
Rose Lee	Member
Timothy O'Brien	Member	Member		Member
Nathan Sleeper	Member
Tyler Young	Member		Member

Meetings held during 2024	5	8	4	4
(1)    Ms. Avedon joined the Board in April 2024 and Mr. Donnelly joined in October 2024.

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

The Nominating and Corporate Governance Committee operates under a Nominating and Corporate Governance Committee Charter adopted by our Board.

In identifying and evaluating nominees for director, the Nominating and Corporate Governance Committee first looks at the overall size and structure of our Board to determine the need to add or remove directors and to determine if there are any specific qualities or skills that would complement the existing strengths of our Board, taking into account the overall experience and qualifications of the Board and its committees.

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
•No conflicts of interest that would interfere with the Board members’ ability to discharge their duties.

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

We have adopted insider trading policies and procedures that govern the purchase, sale and/or other dispositions of our securities by directors, officers, and employees, together with their immediate family members and other persons living in their households. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations. While we have not adopted formal policies and procedures with respect to the Company’s transactions in its own securities, it is our policy to comply with all insider trading laws.

The Board’s Role in Risk Oversight

The Board has ultimate responsibility for risk oversight. Management is responsible for the day-to-day management of the risks we face. The Board and its committees provide active oversight in connection with those efforts of the management, with a particular focus on ensuring that the Company’s risk management practices are appropriate and effective. Such risk management practices include, among others, monitoring the risk landscape, and designing or updating policies and controls with respect to operational and legal compliance, cybersecurity, data privacy, climate and succession planning. The Company maintains an enterprise risk management program that includes a multi-factor, qualitative and quantitative process designed to identify and to assess the likelihood, timing and impact of the most critical risks to achieving the Company’s strategic objectives. The Board exercises its risk oversight responsibilities through periodic briefing and informational sessions provided by management that cover the significant risks that the Company faces with a focus on how the Company is seeking to manage and mitigate risk. The Audit Committee oversees management’s implementation and maintenance of the Company’s enterprise-wide risk management process, as well as risks related to, among other things, financial reporting, internal controls, compliance, cybersecurity and data protection. The Compensation Committee oversees risk related to, among other things, the Company’s compensation policies and programs. The Nominating and Governance Committee oversees risk related to, among other things, the Company’s corporate governance structure, policies and practices, including sustainability and corporate social responsibility matters, the Board’s composition, succession planning and the Company’s culture.

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

Sustainability

During August 2024 we published our Environmental, Social & Governance Report to cover the 2023 calendar year. This report is informed by several reporting frameworks and is in accordance with the 2021 GRI Universal Standards, the Task Force on Climate-Related Financial Disclosure and in partial alignment with the SASB: Building Products & Furnishing Standards. The report documents our progress toward our sustainability objectives and outlines what we aspire to achieve in the future. We recognize our responsibility to increase our positive impact on sustainability issues affecting our environment, our society and the world.

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

We are mindful of the impacts of global climate change and the contributions to climate change from our manufacturing operations, the transportation and distribution of products, and the end-use of building construction products. In 2024, we analyzed utility provider data (i.e., electricity, natural gas, and water) to assist with energy procurement and analyze our greenhouse gas emissions, and assist with sustainability reporting. Based on this data, we selected specific sites to conduct third-party utility audits to help dictate sustainability initiatives.

In 2024, we continued our sustainability journey by establishing baselines for key sustainability metrics, implementing a SaaS application to operationalize our sustainability data, and engaging our supply chain with a Supplier Code of Conduct. We continue to engage with our stakeholders to regularly communicate progress, share meaningful sustainability achievements and stories, and outline future sustainability priorities and goals. Our Nominating and Corporate Governance Committee oversees our sustainability efforts, and we believe that our robust governance framework ensures that sustainability is an essential part of our Company’s culture and strategy.

Human Capital Management

Talent acquisition, engagement and retention are among our highest priorities because our employees design,support and build our exterior building products for our customers. Our core values guide us in creating the environment where we can all win together. This starts with our emphasis on occupational health, safety and employee well-being in our operations, which is one of our core values. To attract and retain the best employees, we focus on providing competitive pay and benefits. We provide benefit programs with the goal of improving the physical, mental and financial wellness of our employees throughout their lifetime. Some examples in the United States (“ U.S”). include base and variable pay, medical and dental coverage, paid time off and retirement saving plans with a Company match. We continually review wages to ensure we are fair, equitable, competitive and can attract and retain the best talent. We recruit our talent from a wide range of industries and use many different methods to attract a diverse pool of applicants including community job fairs, job boards, social media, and employee or community agency referrals. We aim to hire and train candidates using a process that is free from biases for or against any individual or group of candidates. We commit to creating a safe and inclusive work environment for our employees. Embracing all employees and applicants, no matter their background, race, age, sexual orientation and identity, and delivering a transparent, fair and engaging experience across the organization are both core to our talent management strategy.

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
Item 11. Executive Compensation.
Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides information regarding the Company’s compensation programs for the named executive officers of the Company (the “NEOs”) for year ended December 31, 2024 (“2024”). As such, our NEOs include:

•Rose Lee, President and Chief Executive Officer, Interim President, Aperture Solutions–U.S.
•Jeffrey Lee, Executive Vice President, Chief Financial Officer
•Alena Brenner, Executive Vice President, General Counsel and Corporate Secretary
•Melissa Jones, President, Surface Solutions–U.S.
•Matthew Ackley, President, Shelter Solutions
•Colleen Pritchett, Former President Aperture Solutions–U.S. (1)

(1)    In June 2024, Ms. Pritchett ceased to serve as President, Aperture Solutions–U.S. of the Company. Ms. Pritchett received the severance benefits pursuant to the Cornerstone Building Brands, Inc. Severance Plan effective December 2, 2021, as amended from time to time (“Severance Plan”) that are payable upon a non-change in control (“CIC”) Qualifying Termination (as defined in the

Severance Plan). Ms. Pritchett also provided consulting and advisory services through July 25, 2024 and her services during this period were treated as service for purposes of vesting in the value of her dividend awards that vested through July 25, 2024.

Summary and Highlights for 2024

Compensation Highlights for 2024

During 2023 and 2024, our indirect parent, Camelot Return Ultimate, LP, a Delaware limited partnership (the “Partnership” or “Camelot Parent”), granted equity awards to certain key employees considered critical to the success of our Company, including our NEOs, which consisted of interests in future profits of the Partnership. See “Executive Compensation – Long-Term Incentive Awards Granted to NEOs in 2022”.

Performance Highlights in 2024

Our 2024 financial results were below management’s expectations due to several factors, including lower than expected volumes, which have continued into fiscal 2025. We have maintained price discipline across all reportable segments and our work on cost-take-out initiatives, has allowed us to partially offset the impact of lower volumes.

We remain focused on enhancing long-term growth by taking actions to optimize our portfolio. During 2024, we acquired Harvey Buildings Products Corp. (“Harvey”) and Mueller Supply Company, Inc. (“Mueller”), which furthered growth in markets that are core to our operations and strengthened our ability to serve all customers and channels with a comprehensive portfolio of materials, products and brands.

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

Determination and Administration of Compensation Programs and Amounts

Decisions regarding executive compensation are based primarily on the assessment by the Compensation Committee of each NEO’s leadership and operational performance, and potential to enhance long-term value to the Company. Since February 2015, the Compensation Committee has retained a compensation consultant, FW Cook, to assist it in its comprehensive review of the Company’s executive compensation program. During 2024, FW Cook continued to advise the Compensation Committee regarding compensation packages for existing executives, new hires, and promotions and other governance related matters (see “Executive Compensation — Compensation of Directors”). The Compensation Committee also relies on its judgment, prior experience, and the judgment of our CEO, Ms. Lee, about each individual NEO in determining the amount and combination of compensation elements and whether each payment or award appropriately encourages and rewards performance. The Compensation Committee meets regularly in separate executive sessions without management personnel present and also requests periodically that our officers or employees attend meetings.

Based on (i) the benchmarking data prepared by FW Cook, (ii) discussions with and recommendations by Ms. Lee during 2024 and (iii) our pay-for-performance policies, the Compensation Committee determined to maintain our existing executive compensation programs during 2024.

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

Role of Management

During 2024, Ms. Lee, Mr. Lee, Ms. Brenner, Mr. Andrich and other senior executives attended certain Compensation Committee meetings at the Compensation Committee’s request to advise the Compensation Committee regarding our performance and to recommend compensation and benefits for our NEOs (other than the CEO). Our management, under the leadership of Ms. Lee, plays an important role in establishing and maintaining our compensation programs for our NEOs. Management’s role includes recommending plans and programs to the Compensation Committee, implementing the Compensation Committee’s decisions regarding the plans and programs and assisting and administering plans in support of the Compensation Committee. The Compensation Committee also relied to a certain extent on Ms. Lee’s evaluations of other NEOs whose day-to-day performance was not as visible to the Compensation Committee as it was to Ms. Lee.

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

Peer Group

In assessing compensation elements and making compensation decisions for our executive officers, our Compensation Committee considers the executive compensation practices of a peer group of companies of similar size to the Company in related industries. In 2024, our Compensation Committee adopted a revised compensation peer group with the assistance of FW Cook. The changes to the compensation peer group were made to include companies that better align with the Company’s operations and business model. The following peer group was used in making compensation decisions for our NEOs during 2024:

Acuity Brands, Inc.	Hubbell Inc.	Masco Corporation
Allegion plc	James Hardie Industries plc	MasterBrand, Inc.
Carlisle Companies Inc.	JELD-WEN Holding, Inc.	Mohawk Industries, Inc.
Fortune Brands Innovations, Inc.	Lennox International, Inc.	Owens Corning
Generac Holdings Inc.	Louisiana-Pacific Corporation	Simpson Manufacturing Co.

The Company’s net sales fall between the median and 75th percentile of the peer companies.

CEO Compensation

The Compensation Committee is directly responsible for determining the salary level of the CEO and all awards and grants to the CEO. In September 2021, the Company entered into an employment agreement with our current CEO, Ms. Lee, in connection with her appointment. Ms. Lee’s compensation has a strong performance orientation, with annual incentive payouts linked to financial results and Incentive Unit value, as defined in “Long-Term Incentive Awards under the Equity Plan” in this section, driven by Company value creation. Ms. Lee’s overall compensation package has also been set at a level that we believe provides appropriate differentiation between CEO compensation and the compensation of other executive officers hired from time to time.

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

Named Executive Officer	2024 Base Salary
Rose Lee	$1,150,000
Jeffrey Lee	$630,000
Alena Brenner	$486,000
Melissa Jones	$470,250
Matthew Ackley	$500,000
Colleen Pritchett	$500,000

Annual Bonus

Short-term annual cash incentive compensation is provided through our annual cash bonus program (the “Bonus Program”), under which annual cash bonuses may be paid to executives to reward their contributions to our business during the year.

2024 Criteria

The annual bonus plan is based on the plan measures, which include Pro Forma Company Adjusted EBITDA performance, Business Unit Adjusted EBITDA performance (together, “Pro Forma Adjusted EBITDA”), if applicable, and Pro Forma Company or Business Unit Primary Working Capital as a percentage of net sales.

EBITDA is defined as earnings before deducting interest expense, income taxes, depreciation, and amortization. Adjusted EBITDA,” represents EBITDA further adjusted for the impact of one-time, irregular, or non-recurring charges or income as identified by management. Management believes Adjusted EBITDA is a better measure of the Company’s performance than EBITDA or operating income. Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Non-GAAP Financial Measures” in this report, for a detailed calculation of the Company’s Adjusted EBITDA and to Part II, “Item 8. Note 18 — Reportable Segment and Geographical Information” for a detailed calculation of Business Unit Adjusted EBITDA. Pro Forma Adjusted EBITDA also reflects the impact of companies acquired during the year, adjusted for a full year of performance. “Pro Forma Primary Working Capital” consists of net trade accounts receivable, inventories and accounts payable, adjusted on a pro forma basis to include the impact of companies acquired during the year, adjusted for the full year.

Under the 2024 Bonus Program for Corporate employees including Mses. Lee and Brenner and Mr. Lee, the threshold, target and max of achievement of Pro Forma Company Adjusted EBITDA and Company Pro Forma Primary Working Capital as a

percentage of net sales metrics is set based on prior Company performance and anticipated market conditions. Under the 2024 Bonus Program for Business Unit executives including Mses. Jones and Pritchett and Mr. Ackley, the threshold of achievement of Pro Forma Company Adjusted EBITDA, Pro Forma Business Unit Adjusted EBITDA and Pro Forma Business Unit Primary Working Capital as a percentage of net sales metrics is based on prior Company performance and anticipated market conditions.

The payout for threshold levels of achievement, the beginning level at which payouts can be earned, was 50%, and the payout for maximum levels of achievement was 200%. However, payouts for the Pro Forma Primary Working Capital as a percentage of net sales metric were capped at target, 100%, if the Pro Forma Adjusted EBITDA threshold was not met. The Pro Forma Business Unit Adjusted EBITDA must exceed a minimum threshold for Business Unit executives to receive a payout for the Pro Forma Business Units Adjusted EBITDA metric. Our Company believes this plan design keeps employees focused on the most important performance measures and incentivizes achievement of our goals.

For performance at or above the threshold, potential payments under the Bonus Program were made as follows for corporate executives such as Mses. Lee and Brenner and Mr. Lee:

Metric	Weighting	Threshold (50% Earned)	Maximum (200% Earned)
Pro Forma Company Adjusted EBITDA	80%	90% of target	110% of target
Pro Forma Company Primary Working Capital as Percentage of Net Sales	20%	106% of target	94% of target

For performance at or above the threshold, potential payments under the Bonus Program were made as follows for business unit executives such as Mses. Jones and Pritchett and Mr. Ackley:

Metric	Weighting	Threshold (50% Earned)	Maximum (200% Earned)
Pro Forma Company Adjusted EBITDA	30%	90% of target	110% of target
Pro Forma Business Unit Adjusted EBITDA	50%	90% - 94% of target	106% - 110% of target
Pro Forma Business Unit Primary Working Capital as Percentage of Net Sales	20%	106% of target	94% of target

(1)    Surface Solutions–U.S. had a Pro Forma Business Unit Adjusted EBITDA target of $218.6 million, Shelter Solutions had a Pro Forma Business Unit Adjusted EBITDA target of $367.9 million and Aperture Solutions–U.S. had a Pro Forma Business Unit Adjusted EBITDA target of $382.5 million.

(2)    Surface Solutions–U.S. had a Pro Forma Business Unit Primary Working Capital as a percentage of net sales target of 21.1%, Shelter Solutions had a Pro Forma Business Unit Primary Working Capital as a percentage of net sales target of 16.5% and Aperture Solutions–U.S. had a Pro Forma Business Unit Primary Working Capital as a percentage of net sales target of 12.7%.

Adjusted Company and Business Unit EBITDA and Company and Business Unit Primary Working Capital as a percentage of net sales between these three levels is determined by linear interpolation.

2024 Bonus Earned

In 2024, each NEO was assigned a target annual bonus equal to a percentage of his or her base salary, as set forth in the table below. See “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

For corporate executives such as Mses. Lee and Brenner and Mr. Lee during 2024, the Company achieved Pro Forma Company Adjusted EBITDA of $626.1 million against target Company Pro Forma Adjusted EBITDA of $917.9 million and Company Primary Working Capital of 18.2% of net sales against a target working capital of 15.61% of net sales. This achievement level corresponded to a bonus payout at 0.0% of the portion of the target annual bonus based on Company Pro Forma Adjusted EBITDA, and a bonus payout at 0.0% of the portion of the target annual bonus based on Primary Working Capital, resulting in a total payout at 0.0% of target bonus levels. Mses. Jones and Pritchett and Mr. Ackley’s bonus also included a measure of business unit performance. Coupled with the Company achievement metrics noted above as part of the business unit bonus program, Ms. Jones achieved a total payout of 38.1% of target, Mr. Ackley achieved a payout at 0.0% of target and Ms. Pritchett achieved a total payout at 0.0% of target.

The Compensation Committee did not revise or reset performance goals during the year, nor did it exercise any discretion to increase or decrease these payout levels, resulting in the bonuses shown in the following table.

Named Executive Officer	2024 Target Bonus % Salary	2024 Target Bonus ($)	2024 % of Target Earned	2024 Bonus Earned ($)
Rose Lee	125	1,437,500	—	—
Jeffrey Lee	90	567,000	—	—
Alena Brenner	75	364,500	—	—
Melissa Jones	75	352,688	38	135,235
Matthew Ackley	75	375,000	—	—
Colleen Pritchett	75	184,426	—	—

Long-Term Incentive Compensation

In October 2022, our Parent Board adopted the Equity Plan, under which each of our NEOs received a one-time grant of equity interests that will allow them to receive a return based upon the appreciation of the Partnership’s equity value from the date of grant as described below.

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

Long-Term Incentive Awards under the Equity Plan

Our NEOs participate in the Equity Plan. The Equity Plan was adopted to promote the long-term growth and profitability of the Partnership and its subsidiaries, including the Company, by providing those persons who are involved with the growth of the Partnership and its subsidiaries a grant of Class B Profit Units (“Incentive Units”) in the Partnership, thereby encouraging such persons to contribute to and participate in the success of the Partnership and its subsidiaries, including the Company. Each Incentive Unit represents a conditional right to receive distributions from Camelot Parent in excess of the “participation threshold” of the Incentive Unit (as set forth in grant documentation). The Parent Board believed the best way to encourage NEOs to contribute and participate in the success of the Partnership and the Company was to provide a grant of Incentive Units to our NEOs with a significant vesting period and, at the same time, provide the opportunity to purchase Class A-2 Profit Units in the Partnership. Therefore, in October 2022, our NEOs were granted Incentive Units and were also offered the opportunity to purchase Class A-2 Profit Units in the Partnership under the Equity Plan.

At the end of 2024, the Parent Board was comprised of Ms. Lee and Messrs. Donnelly, Krenicki, Sleeper and Young. Ms. Lee did not participate in any discussions with the Parent Board related to the grant of Incentive Units to herself. All grants made under the Equity Plan have been and will in the future be in the form of Class A-2 Profit Units and Class B Profit Units in the Partnership.

None of the NEOs were granted Incentive Units during 2024.

Vesting Terms Applicable to Incentive Units

To incentivize retention, the Incentive Units vest in five equal annual installments over five years, subject, in each case, to the NEO’s continued employment or service with the Company through the applicable vesting date. The Incentive Units (both vested and unvested) are subject to forfeiture if the NEO’s employment is terminated with cause (as defined in the Equity Plan) or if the NEO fails to comply with confidentiality, non-competition, non-solicitation, non-disparagement, and other restrictive covenants under the Equity Plan, and unvested Incentive Units are subject to forfeiture in the event of the NEO’s termination of employment by the Company without cause or upon the NEO’s resignation for any reason. The Incentive Units also provide for accelerated vesting of any unvested portion of Incentive Units upon the consummation of a sale of the

Partnership in certain circumstances or in the case of the NEO’s death or disability. See “Executive Compensation – Potential Payments upon Termination or Change in Control – Equity Incentive Awards.”

Retirement Benefits

Our executive officers, including our NEOs, are eligible to participate in our tax-qualified 401(k) plan. Under the plan, the Company provides matching contributions up to 4% of the NEO’s contributions to the plan, subject to a limit of $345,000 per year in 2024.

In addition, we believe that benefit programs that address the unique circumstances of executives in light of limitations imposed on benefits payable from qualified welfare, profit-sharing and retirement plans are critical in attracting and retaining quality executives. Therefore, we have adopted a Deferred Compensation Plan that allows key employees to elect to defer a portion of their annual salary and annual cash bonus, subject to certain specified maximum deferral amounts. As of December 31, 2024, none of our NEOs elected to participate. See “Compensation — Nonqualified Deferred Compensation.”

Other Compensation

Employment Agreements, Separation Agreement and Termination Benefits

The Company has entered into employment agreements with certain NEOs. The descriptions herein pertain to their employment agreements as in effect during 2024. The initial terms of Mses. Lee’s and Brenner’s and Mr. Lee’s employment agreements have expired, and each such agreement has been automatically extended for a period of one year. The employment agreements generally provide for a base salary, target annual bonus and long-term incentive opportunities. In addition, the employment agreements include restrictive covenants, including confidentiality, non-competition, non-solicitation and non-disparagement covenants. See “Executive Compensation – Potential Payments upon Termination or Change in Control – Employee Agreements.”

The employment agreements, Severance Plan, and certain other compensation arrangements of the Company include provisions providing for special payments or benefits upon specified termination events or in connection with the occurrence of a change in control of the Company. However, these arrangements do not include “gross-ups” for golden parachute excise taxes or other taxes. We believe that these termination and change in control benefits provide covered NEOs an incentive to act in the Company’s best interest during a change-in-control transaction despite the risk of losing their jobs or a significant change in the nature of their benefits and responsibilities. We also believe that, in some cases, our termination and change in control benefits are necessary to attract and retain certain executives. For a description of the terms of the employment agreements, consulting agreements, Severance Plan and severance agreements and the termination-related provisions of our equity awards, see “Executive Compensation — Potential Payments upon Termination or Change in Control.”

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

Compensation Committee Interlocks and Insider Participation

During 2024, no member of the Compensation Committee served as an executive officer of the Company, and, except as described in “Transactions with Related Persons” below, no such person had any relationship with the Company requiring disclosure herein. During 2024, there were no Compensation Committee interlocks with other companies.

In 2024, the Company did not grant stock options, stock appreciation rights, or similar instruments and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report.
MARCIA AVEDON, Chair
WILBERT JAMES, JR.
JOHN KRENICKI, JR.
TYLER YOUNG

Executive Compensation

2024 Summary Compensation Table

The following table shows information regarding the total compensation paid to the NEOs for each of our last three completed fiscal years. The compensation reflected for each individual was for their services provided in all capacities to us.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Rose Lee	2024	1,150,000	4,296,266	—	—	—	35,213	5,481,479
President and Chief Executive Officer	2023	1,051,923	2,135,617	—	—	13,182,745	162,395	16,532,680
	2022	1,000,000	2,135,610	—	9,952,000	1,920,000	27,281	15,034,891
Jeffrey Lee	2024	630,000	1,860,487	—	—	—	35,511	2,525,998
Executive Vice President and Chief Financial Officer	2023	625,385	3,633,506	—	—	4,452,053	30,590	8,741,534
	2022	600,000	1,778,321	—	4,976,000	10,749,171	29,572	18,133,064
Alena Brenner	2024	477,000	726,668	—	—	—	41,296	1,244,964
Executive Vice President, General Counsel and Corporate Secretary	2023	450,000	438,624	—	242,955	1,442,263	30,482	2,604,324
	2022	415,385	—	—	1,244,000	540,000	33,221	2,232,606
Melissa Jones	2024	465,188	668,944	—	—	135,235	33,005	1,302,372
President, Surface Solutions–U.S.		—	—	—	—	—	—	—
Matthew Ackley	2024	487,500	516,807	—	—	—	32,806	1,037,113
President, Shelter Solutions	2023	442,308	84,747	—	—	804,082	32,717	1,363,854
Colleen Pritchett	2024	250,000	484,404	—	—	—	650,157	1,384,561
Former President, Aperture Solutions–U.S.		—	—	—	—	—	—	—

(1)    For 2024, for Mses. Lee and Brenner and Messrs. Lee and Ackley, the amounts in the column represent time-vesting cash-based amounts received in exchange for options and restricted stock unit ("RSU") awards granted under our prior equity incentive plan that vested during the year, as set forth in the table below. These awards are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Named Executive Officer	Replacement Option Awards ($)	Replacement RSU Awards ($)	Dividends on Incentive Unit Awards	Non-Performance Bonus Awards ($)	Total ($)
Rose Lee	629,921	1,506,164	2,160,181	—	4,296,266
Jeffrey Lee	321,795	229,492	1,309,200	—	1,860,487
Alena Brenner	131,061	307,583	288,024	—	726,668
Melissa Jones	—	—	418,944	250,000	668,944
Matthew Ackley	—	84,771	432,036	—	516,807
Colleen Pritchett	—	—	484,404	—	484,404

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

(3)    The items comprising “Non-Equity Incentive Plan Compensation” for 2024 are:

Named Executive Officer	Bonus Program ($)	Total ($)
Rose Lee	—	—
Jeffrey Lee	—	—
Alena Brenner	—	—
Melissa Jones	135,235	135,235
Matthew Ackley	—	—
Colleen Pritchett	—	—
Any amounts under the Bonus Program will be paid out in 2025. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”

(4)    The items comprising “All Other Compensation” for 2024 are:

Named Executive Officer	Perquisites and Other Personal Benefits ($)(a)	Tax Reimbursements ($)(b)	Contributions to Defined Contribution Plans ($)(c)	Insurance Premiums ($)(d)
Rose Lee	15,737	—	13,800	5,676
Jeffrey Lee	18,718	—	13,800	2,993
Alena Brenner	24,799	2,733	13,044	720
Melissa Jones	18,485	—	13,800	720
Matthew Ackley	18,526	—	13,800	480
Colleen Pritchett	635,681	55	13,800	621
(a)    Ms. Lee and Mr. Lee received financial planning services. For Ms. Brenner, the amount in this column reflects and receipt of financial planning services and relocation services. Ms. Jones and Mr. Ackley’s amounts primarily reflects financial planning services. For Ms. Pritchett, the amount in this column reflects severance and relocation services.
(b)    Amount in this column reflects a tax gross-up in connection with Mses. Brenner and Pritchett’s relocation expenses.
(c)    Amounts in this column reflects Company 401(k) matching contributions.
(d)    Amounts in this column reflects the taxable value of a life insurance benefit.

2024 Grants of Plan-Based Awards Table
The following table sets forth information concerning grants of awards to each of the Named Executive Officers during 2024.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Named Executive Officer	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)
Ms. Lee		Bonus Program(1)	718,750	1,437,500	2,875,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Mr. Lee		Bonus Program(1)	283,500	567,000	1,134,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Ms. Brenner		Bonus Program(1)	182,250	364,500	729,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Ms. Jones		Bonus Program(1)	176,344	352,688	705,376	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Mr. Ackley		Bonus Program(1)	187,500	375,000	750,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Ms. Pritchett		Bonus Program(1)	93,750	187,500	375,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—

(1)    Represents threshold, target and maximum amounts potentially payable under the Company’s Bonus Program for 2024. Amounts reflect pro-rated adjustments for separation date for Ms. Pritchett. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”

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

Long-Term Incentive Awards

As described above, the Company did not make grants of long-term incentives to our NEOs in 2024. See “Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Awards under the Equity Plan.”

Outstanding Equity Awards at Year-End

The following table sets forth information concerning unvested awards for each NEO as of December 31, 2024.

	Option Awards(1)
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Award Date
Ms. Lee	80,000	120,000	100.00	N/A	10/7/2022
Mr. Lee	40,000	60,000	100.00	N//A	10/7/2022
Ms. Brenner	10,000	15,000	100.00	N/A	10/7/2022
	1,000	4,000	100.00	N/A	2/22/2023
Ms. Jones	16,000	24,000	100.00	N/A	10/7/2022
Mr. Ackley	16,000	24,000	100.00	N/A	10/7/2022

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

Nonqualified Deferred Compensation

Certain employees and non-employee directors of the Company selected by the Compensation Committee are eligible to participate in the Company’s nonqualified deferred compensation plan (“DCP”). The DCP is a nonqualified retirement plan created to provide specified benefits to our highly compensated employees and directors. The DCP allows employees to defer up to 80% of their annual salaries and up to 90% of their annual cash bonuses, and allows the Company’s non-employee directors to defer up to 100% of their annual retainer fees, until a specified date in the future, including at or after retirement. None of our NEOs participated in the DCP during 2024.

Potential Payments upon Termination or Change in Control

We describe below certain payments and benefits that would be received by our NEOs upon specified terminations of their employment, and upon a change in control of the Company, under the employment agreements to which we and our NEOs are parties and under the Severance Plan, as well as under our Incentive Plan and the outstanding equity awards as of the end of 2024. Certain NEOs that do not have employment agreements participate in the Severance Plan, which has similar terms relating to potential payments upon termination or change of control, as described below.

Employment Agreements and Severance Plan

Pursuant to terms of an employment agreement with the Company or in the Severance Plan, each of our NEOs is eligible for severance payments and termination benefits upon a future termination of an NEO’s employment that is a qualifying termination (i.e., upon termination by the Company without “cause” or by the employee with “good reason”), both prior to and following a change in control of the Company. Severance payments and termination benefits are also payable upon a qualifying termination of an NEO that does not occur during a potential change in control period or within two years following a change in control of the Company.

Where a qualifying termination occurs, other than during a potential change in control period and other than within two years following a change in control of the Company, each employment agreement or, where applicable, the severance plan, provides (or provided) for (i) payment of one times (two times, in the case of Ms. Lee) the NEO’s then-current base salary, payable in equal installments on regular payroll dates over the course of the one-year period (two-year period, in the case of Ms. Lee) immediately following the date of termination, (ii) a prorated annual bonus based on actual performance in the year of termination, (iii) a maximum of twelve months of continued medical and dental coverage (under COBRA at the active-employee rate and at the coverage levels in effect as of the date of termination) in the case of Ms. Lee, a lump sum cash payment equal to eighteen months of the premium cost of family medical and dental coverage at the active-employee rate) and (iv) in the case of Ms. Lee, payment of two times their target annual bonus payable in equal installments over two years (each, a “Qualifying Termination Severance Package”).

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

In April 2024, we amended the Severance Plan and each of the employment agreements to revise the definition of “change in control.” Prior to the amendment, a change in control would occur if: (A) any person becomes the beneficial owner of 25% or more of the combined voting power of Cornerstone Building Brands, (B) as a result of, or in connection with, a tender or exchange offer, merger or other business combination, persons who were directors immediately before the transaction cease to constitute the majority of the Board, (C) the Company is merged or consolidated with another company or transfers substantially all of its assets to another company and, as a result, either (i) less than 50% of the outstanding voting securities of the resulting company are owned in the aggregate by former Cornerstone Building Brands stockholders or (ii) 50% or more of the outstanding voting securities of the resulting company continue to be owned in the aggregate by former Cornerstone Building Brands stockholders but other than in substantially the same relative proportions as immediately prior to the transaction, or (D) a tender or exchange offer is made for 25% or more of the combined voting power of the Company. The April 2024 amendment increased the thresholds in parts (A) and (D) of this definition from 25% to 50%. In connection with this amendment, we implemented a transition period under the Severance Plan and employment agreements, providing for an additional three months of base salary if a participant’s termination of employment occurs within the first year following the amendment.

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

Ms. Pritchett’s Separation

In June 2024, Colleen Pritchett, Former President, Aperture Solution–U.S, separated from the Company.

Ms. Pritchett received the severance benefits pursuant Severance Plan that are payable upon a non-change in control (“CIC”) Qualifying Termination (as defined in the Severance Plan). See “Employment Agreements and Severance Plan.”

In connection with her departure, Ms. Pritchett also provided consulting and advisory services through July 25, 2024, and her services during this period were treated as service for purposes of vesting in the value of her dividend awards that vested through July 25, 2024.

Equity Incentive Awards

Upon a sale of the Partnership, all outstanding and unvested Incentive Units will become fully vested and participate in proceeds from such sale unless certain conditions specified in the Equity Plan are met, including the replacement of such Incentive Units with alternative awards having substantially equivalent or better terms.

Termination Payments

The following table estimates the value of the payments and benefits that each of our NEOs would receive their employment terminated on December 31, 2024 under the circumstances shown and making the following assumptions. The table excludes (i) amounts accrued through the end of 2024 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and (ii) benefits generally available to all of our salaried employees.

Named Executive Officer	Benefit	Termination for Cause ($)	Termination Without Good Reason by Executive (including Retirement)(1) ($)	Termination Without Cause or by Executive for Good Reason(2) ($)	Change in Control ($)	Change in Control followed by Termination Without Cause or by Executive for Good Reason(3) ($)	Disability(4) ($)	Death(4) ($)
Ms. Lee	Non-CIC Severance	—	—	5,205,528	—	5,493,028	—	—
	Life Insurance	—	—	—	—	—	—	1,150,000
Mr. Lee	Non-CIC Severance	—	—	807,852	—	2,582,028	—	—
	Life Insurance	—	—	—	—	—	—	630,000
Ms. Brenner	Non-CIC Severance	—	—	620,451	—	1,841,926	—	—
	Life Insurance	—	—	—	—	—	—	486,000
Ms. Jones	Non-CIC Severance	—	135,235	743,400	—	1,929,201	135,235	135,235
	Life Insurance	—	—	—	—	—	—	470,250
Mr. Ackley	Non-CIC Severance	—	—	641,058	—	1,899,087	—	—
	Life Insurance	—	—	—	—	—	—	500,000
Ms. Pritchett(5)	Non-CIC Severance	—	—	645,352	—	1,905,528	—	—
	Life Insurance	—	—	—	—	—	—	500,000

(1)    Amounts reflect prorated annual bonus based on actual performance. Refer to section titled “2024 Bonus Earned” for additional information.
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
(5)     Ms. Pritchett departed from the Company on June 28, 2024. Ms. Pritchett received the severance benefits that are payable upon termination of Ms. Pritchett for “Good Reason” which included a base salary of $500,000, prorated annual cash bonus through the separation date of June 28, 2024, and COBRA continuation coverage for 12 months valued at $20,352.

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

In accordance with SEC requirements, we determined that there have been no changes to our employee population or compensation arrangements in 2024 that we believe would significantly affect our pay ratio disclosure.

We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of a determination date of December 31, 2024. The median was identified using base pay, overtime and bonuses. International employees’ pay was converted to U.S. dollar equivalents using exchange rates as of the determination date.

The total compensation earned by Ms. Lee during 2024, as determined under Item 402 of Regulation S-K, was $5,481,479. The total compensation earned during the same period by our median employee, as determined under Item 402 of Regulation S-K, was $52,552. The ratio of Ms. Lee’s total compensation to our median employee’s total compensation for 2024 is 104:1.

Director Compensation

Directors of the Company who are also employees of the Company do not receive additional compensation for their service as directors. Non-employee directors of the Company receive compensation in addition to reimbursement for expenses incurred to attend and/or participate in meetings. In 2024, each non-employee director received an annual retainer fee, and certain non-employee directors receive additional annual retainer fees for their service as committee chairs, as set forth in the following table:

Role	Annual Retainer Fee ($)
All Non-Employee Directors	110,000
Audit Committee Chair	22,500
Compensation Committee Chair	17,000

In addition, in August 2024, each non-employee director received Incentive Units having an aggregate fair market value of $50,255. These Incentive Units will vest on the earlier of (a) July 25, 2025 and (b) the date the relevant director is unable to stand for re-election due to mandatory retirement under our Corporate Governance Guidelines.

As a result of their affiliation with CD&R, Messrs. Donnelly, Krenicki, Sleeper and Young did not receive any of the compensation offered to other non-employee directors, except for reimbursement of expenses incurred to attend or participate in meetings.

Our non-employee directors are also eligible to participate in our DCP and may elect to defer a portion of their annual retainer fees, subject to certain specified maximum deferral amounts. None of our directors participated in the DCP during 2024. See “Executive Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

2024 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors during 2024.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)	Incentive Unit Awards ($)(3)	Dividends on Incentive Unit Awards	Total ($)
Marcia Avedon	82,500	—	50,255	—	132,755
Jake Donnelly		—	—	—	—
Wilbert James, Jr.	110,000	—	50,255	109,973	270,228
Daniel Janki	132,500	—	50,255	57,605	240,360
John Krenicki		—	—	—	—
Timothy O’Brien	110,000	—	50,255	57,605	217,860
Nathan Sleeper		—	—	—	—
Tyler Young		—	—	—	—

(1)    Includes amounts earned during 2024 with respect to annual retainer fees and supplemental retainer fees for Committee Chairs.
(2)    Messrs. Donnelly, Krenicki, Sleeper and Young are not eligible to receive this compensation as employees or partners of CD&R.
(3)    The Company believes that, despite the fact that the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock appreciation rights or stock options, and as such, they are properly classified as “options” under the definition provided in Item 402 of Regulation S-K as an instrument with an “option-like feature.” The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with FASB ASC Topic 718 under U.S. GAAP.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence

At the closing of the Merger, the Company delisted its common stock on the NYSE. As a result, the Company is no longer required to comply with the NYSE’s corporate governance requirements, including the requirement that a majority of its Board be comprised of independent directors. Following the Merger and the removal of our common stock from listing on the NYSE, the Company is no longer subject to the independence requirements for its Board or Board committees. If the Company were subject to the listing standards of the NYSE, we believe that each of Ms. Avedon and Messrs. James, Janki and O’Brien could be determined to be “independent” as defined by the listing standards of the NYSE.

Our Board met five times during 2024. Each of our directors attended 75% or more of the aggregate of the total number of meetings of our Board held during the period in which they were a director and the total number of meetings held by all board committees on which they served during the periods that they served.

Our non-management directors meet without the presence of management at regularly scheduled executive sessions. These executive sessions typically occur before or after regularly scheduled meetings of our Board. The presiding director of these executive sessions is the Chair of the Board.

Transactions with Related Persons

Policies and Procedures

The Nominating and Corporate Governance Committee has approved and adopted a written statement of policy and procedures with respect to related party transactions. This policy covers the review, approval or ratification of transactions between us and “related parties” (generally, directors, executive officers and their immediate family members, beneficial owners of 5% or more of any class of our securities, and any entity in which any such persons are employed, are principals, partners or hold a similar position or in which they have a beneficial interest of 5% or more). The policy generally requires that any related party transaction be approved by the Nominating and Corporate Governance Committee or its Chair in advance of the consummation or material amendment of the transaction, subject to exceptions. Under the policy, prior to entering into a related party transaction, a related party must make full written disclosure of all of the facts and circumstances relating to the transaction to our Chief Financial Officer or General Counsel, who must assess this information and decide whether it is a related party transaction. If either of the Chief Financial Officer or General Counsel makes this determination, they must submit the transaction to the Nominating and Corporate Governance Committee or to its Chair for approval in advance of the transaction or for ratification on a periodic basis, in each case at the discretion of the Chief Financial Officer or General Counsel.

Item 14. Principal Accounting Fees and Services.
Our Independent Registered Public Accounting Firm and Audit Fees

In January 2024, the Audit Committee approved the appointment of Deloitte & Touche LLP as our independent registered public accountant. Grant Thornton LLP was the auditor in 2023.

The following is a description of the professional services performed and the fees billed by Deloitte & Touche LLP and Grant Thornton LLP (in thousands):

	Deloitte & Touche LLP	Grant Thornton LLP
	December 31, 2024	December 31, 2023
Audit fees(1)	$2,753	$2,634
Audit-related fees(2)	2	—
Tax fees(3)	880	—
Total	$3,635	$2,634
(1)    Audit fees consisted of fees and expenses billed by Deloitte associated with the annual audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. In addition, the audit fees billed in 2024 included incremental fees for audit procedures that resulted from the Company’s acquisitions.
(2)    Fees for audit-related services billed in 2024 consisted of procedures relating to the Company’s debt.
(3)    Tax fees encompass a variety of permissible tax services, primarily including tax advice related to federal, state and international income tax compliance.

Deloitte & Touche LLP and Grant Thornton LLP did not perform any tax or other services that impaired their independence in 2024 or 2023, respectively.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee has developed policies and procedures concerning its pre-approval of the performance of audit and non-audit services for us by Deloitte & Touche LLP. These policies and procedures provide that the Audit Committee shall have the sole authority to pre-approve all audit, audit-related and non-audit or tax services (including the fees and terms thereof) to be performed for us by Deloitte & Touche LLP, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee before the completion of the audit. In pre-approving all audit services and permitted non-audit services, the Audit Committee or a delegated member must consider whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche LLP and its status as our independent auditors.

The Audit Committee must specifically preapprove the terms of Deloitte & Touche LLP’s annual audit services engagement. The Audit Committee may, pursuant to its pre-approval policy and Section 10(i)(3) of the Exchange Act, delegate to one or more of its members the authority to consider and pre-approve between quarterly meetings of the Audit Committee management proposals for the engagement of Deloitte & Touche LLP to perform audit and non-audit services for annual fees of up to an aggregate of $100,000 (or such greater amount as authorized by the Audit Committee), provided that those pre-approvals are presented to the entire Audit Committee at its next regularly scheduled meeting. Management proposals arising between quarterly Audit Committee meetings are presented for pre-approval to the Chair of the Audit Committee, and in the event of the Chair’s unavailability, to another member of the Audit Committee.

All of the services performed by Deloitte & Touche LLP in 2024 were approved in advance by the Audit Committee pursuant to the foregoing pre-approval policy and procedures. Additionally, during 2024, Deloitte & Touche LLP did not provide any services prohibited by the Sarbanes-Oxley Act of 2002.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)List of documents filed as part of this Annual Report:
1.Financial Statements
The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.
3.Exhibits
See the list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K.
(b) Index to Exhibits

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
4.1
Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.2
First Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.3
Second Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.4
Third Supplemental Indenture, dated as of April 13, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.5
Fourth Supplemental Indenture, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.6
Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.7
Sixth Supplemental Indenture, dated as of February 20, 2019, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20,2019 and incorporated by reference herein)

4.8
Seventh Supplemental Indenture, dated as of May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Quarterly report on Form 10-Q for the quarter ended July 4, 2020 and incorporated by reference herein)

4.9
Eighth Supplemental Indenture, dated as of September 24, 2020, among the Company, the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current report on Form 8-K dated September 24, 2020 and incorporated by reference herein)

4.10
Ninth Supplemental Indenture, dated as of June 29, 2021, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

4.11
Tenth Supplemental Indenture, dated as of January 6, 2022, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

4.12
Eleventh Supplemental Indenture, dated as of April 22, 2022, among Metal Coaters, LLC, the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.13
Twelfth Supplemental Indenture, dated as of July 25, 2022, among the subsidiary listed on Schedule 1 thereto, the Company, each then-existing subsidiary guarantor under the Indenture referred to therein, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.14
Thirteenth Supplemental Indenture, dated as of December 21, 2022, among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.15
Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.16
First Supplemental Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.17
Second Supplemental Indenture, dated as of July 25, 2022, by and among Camelot Return Intermediate Holdings, LLC., the subsidiary guarantors party thereto, the Company and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.18
Third Supplemental Indenture, dated as of December 21, 2022, by and among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.19
Fourth Supplemental Indenture, dated as of May 15, 2024, by and among the Company, the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 29, 2024 and incorporated by reference herein)

4.20
Fifth Supplemental Indenture, dated as of August 7, 2024, by and among the Company, the subsidiary guarantors party thereto, Camelot Return Intermediate Holdings, LLC and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 7, 2024 and incorporated by reference herein)

4.21
Notes Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Wilmington Trust, National Association as note collateral agent and trustee (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

*†10.1	Cornerstone Building Brands, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2021)
†10.2
Camelot Return Ultimate, LP 2022 Equity Incentive Plan, effective as of October 5, 2022 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

10.3
Cash Flow Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as borrower, Camelot return Intermediate Holdings, LLC, the several banks and other financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.4
First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.)., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.5
Second Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.6
Third Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.7
Increase Supplement to Cash Flow Credit Agreement, dated as of April 15, 2021, between the Company and the increasing lender party thereto (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.8
Fourth Amendment to Cash Flow Credit Agreement, dated as of April 11, 2023, by and among the Company, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 and incorporated by reference herein)

10.9
Fifth Amendment to Cash Flow Credit Agreement, dated as of May 15, 2024, by and among the Company, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as the resigning administrative agent, the resigning collateral agent, and the resigning swing line lender and Deutsche Bank AG New York Branch, as the successor administrative agent and the successor collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2024 and incorporated by reference herein)

10.10
Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.11
Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.12
Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.13
Term Loan Credit Agreement, dated as of July 25, 2022, by and among the Company, the several banks and other financial institutions party thereto party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

10.14
Term Loan Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

10.15
ABL Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as parent borrower, Camelot Return Intermediate Holdings, LLC, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.16
Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.17
Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.18
Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.19
Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.20
Amendment No. 5 to ABL Credit Agreement, dated as of September 4, 2020, by and among the Company, the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.21
Amendment No. 6 to ABL Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.22
Amendment No. 7 to ABL Credit Agreement, dated as of July 25, 2022, by and among the Company., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

10.23
Amendment No. 8 to ABL Credit Agreement, dated as of May 15, 2024, by and among Cornerstone Building Brands, Inc., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2024 and incorporated by reference herein)

10.24
ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.25
ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.26
ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

†10.27
Employment Agreement by and between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Jeffrey S. Lee, dated June 17, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 and incorporated by reference herein)

†10.28
Employment Agreement entered into as of February 25, 2021, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Alena S. Brenner (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 and incorporated by reference herein)

†10.29
Employment Agreement between Cornerstone Building Brands, Inc, and Rose Lee, dated August 3, 2021 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 and incorporated by reference herein)

†10.30	Form of Amendment to Employment Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 and incorporated by reference herein)
†10.31	Form of Executive Officer Offer Letter (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated by reference herein)
10.32
Membership Interest Purchase Agreement, dated April 10, 2022, by and between Cornerstone Building Brands, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 and incorporated by reference herein)

†10.33
Cornerstone Building Brands, Inc. Severance Plan dated December 2, 2021 (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated by reference herein)

†10.34
Form of Notice of Amendment to the Cornerstone, Inc. Severance Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 and incorporated by reference herein)

*†10.35	Separation Agreement between Cornerstone Building Brands, Inc. and Colleen Pritchett, dated July 1, 2024
*†10.36	Cornerstone Building Brands, Inc. Short-Term Incentive Plan dated January 1, 2025
*19.1	Insider Trading Policies and Procedures
*21.1	List of Subsidiaries
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: March 14, 2025	By:	/s/ Rose Lee
Rose Lee
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date

/s/ Rose Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2025
Rose Lee
/s/ Jeffrey S. Lee	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2025
Jeffrey S. Lee
/s/ Wayne F. Irmiter	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2025
Wayne F. Irmiter
*	Director	March 14, 2025
Marcia Avedon
*	Director	March 14, 2025
Jake Donnelly
*	Director	March 14, 2025
Wilbert W. James, Jr.
*	Director	March 14, 2025
Daniel C. Janki
*	Director	March 14, 2025
John Krenicki, Jr.
*	Director	March 14, 2025
Timothy J. O’Brien
*	Director	March 14, 2025
Nathan K. Sleeper
*	Director	March 14, 2025
Tyler Young

*By:	/s/ Rose Lee
Rose Lee, Attorney-in-Fact