Form 10-Q
period 2025-03-29
Cornerstone Building Brands, Inc.
filed 2025-05-13
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$1,175,334	$1,145,687
Cost of sales	938,799	912,131
Gross profit	236,535	233,556
Selling, general and administrative expenses	255,382	240,845
(Loss) from operations	(18,847)	(7,289)
Interest expense	(117,681)	(94,820)
Foreign exchange (loss)	(313)	(4,013)
Other income, net	427	2,883
(Loss) before income taxes	(136,414)	(103,239)
Income tax expense (benefit)	(25,790)	15,334
Net loss	$(110,624)	$(118,573)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net loss	$(110,624)	$(118,573)
Other comprehensive income (loss), net of income tax
Foreign exchange translation gain (loss)	1,708	(2,181)
Unrealized gain (loss) on derivative instruments, net of income tax of $238 and $(4,674)	(690)	17,833
Amount reclassified from accumulated other comprehensive loss into earnings, from derivative instruments, net of income tax of $1,329 and $2,190	(4,411)	(9,519)
Other comprehensive income (loss)	(3,393)	6,133
Comprehensive loss	$(114,017)	$(112,440)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 29, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$162,414	$159,529
Accounts receivable, net	622,518	563,916
Inventories, net	677,384	610,177
Other current assets	97,128	158,603
Total current assets	1,559,444	1,492,225
Property, plant and equipment, net	1,119,026	1,127,037
Lease right-of-use assets	485,821	506,827
Goodwill	1,106,724	1,105,732
Intangible assets, net	2,335,387	2,387,905
Other assets, net	55,079	65,420
Total assets	$6,661,481	$6,685,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$42,500	$34,000
Short-term borrowings	—	95,000
Current portion of lease liabilities	85,660	85,052
Accounts payable	313,182	252,004
Accrued income and other taxes	39,407	17,325
Employee-related liabilities	86,336	86,516
Rebates, warranties and other customer-related liabilities	131,429	147,280
Accrued interest	33,774	69,334
Other current liabilities	95,040	97,827
Total current liabilities	827,328	884,338
Long-term debt	4,700,775	4,421,528
Long-term lease liabilities	390,142	408,157
Deferred income tax liabilities	427,085	531,352
Other long-term liabilities	229,038	234,894
Total liabilities	$6,574,368	$6,480,269

Commitments and contingencies (Note 14)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at March 29, 2025 and December 31, 2024	$—	$—
Additional paid-in capital	1,536,825	1,540,572
Accumulated deficit	(1,439,055)	(1,328,431)
Accumulated other comprehensive loss	(10,657)	(7,264)
Total equity	87,113	204,877
Total liabilities and equity	$6,661,481	$6,685,146
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2024	1,000	$—	$1,540,572	$(1,328,431)	$(7,264)	$204,877
Other comprehensive loss	—	—	—	—	(3,393)	(3,393)
Share-based compensation	—	—	(3,747)	—	—	(3,747)
Net loss	—	—	—	(110,624)	—	(110,624)
Balance, March 29, 2025	1,000	$—	$1,536,825	$(1,439,055)	$(10,657)	$87,113

Balance, December 31, 2023	1,000	$—	$1,766,024	$(139,021)	$17,867	$1,644,870
Other comprehensive income	—	—	—	—	6,133	6,133
Share-based compensation	—	—	1,592	—	—	1,592
Dividend to Parent			(231,625)			(231,625)
Net loss	—	—	—	(118,573)	—	(118,573)
Balance, March 30, 2024	1,000	$—	$1,535,991	$(257,594)	$24,000	$1,302,397

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net loss	$(110,624)	$(118,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,751	94,317
Amortization of debt issuance costs, debt discount and fair values	26,171	23,876
Share-based compensation expense	(3,747)	1,592
Amortization of acquisition related step-up adjustments	1,843	1,046
(Gain) loss on disposal of assets	(490)	2,452
Change in fair value of contingent consideration	814	—
Unrealized loss on foreign currency exchange rates	313	—
Provision for credit losses	1,746	1,208
Deferred income taxes	(93,559)	(92,479)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(60,514)	(28,679)
Inventories	(66,992)	(54,213)
Income taxes	64,510	110,502
Prepaid expenses and other current assets	9,933	(9,568)
Accounts payable	55,305	(17,983)
Accrued expenses	(64,703)	(76,363)
Other, net	115	(832)
Net cash flows from operating activities	(136,128)	(163,697)
Cash flows from investing activities:
Capital expenditures	(37,088)	(52,444)
Proceeds from sale of property, plant and equipment	819	2,776
Net cash flows from investing activities	(36,269)	(49,668)
Cash flows from financing activities:
Proceeds from short-term borrowings	170,000	100,000
Payments on term loans	—	(7,250)
Dividend payment to parent	—	(231,625)
Net cash flows from financing activities	170,000	(138,875)
Effect of exchange rate changes on cash and cash equivalents	5,282	662
Net increase (decrease) in cash and cash equivalents	2,885	(351,578)
Cash and cash equivalents at beginning of period	159,529	468,877
Cash and cash equivalents at end of period	$162,414	$117,299
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

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. Certain disclosures normally included in the Company’s Consolidated Financial Statements prepared in accordance with U.S. GAAP have been omitted on a basis consistent with the rules and regulations of the SEC. Certain items have been reclassified in the prior year disclosures to conform to the current year presentation.
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
Note 2 — Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, net sales and expenses and related disclosures of contingent assets and liabilities in the Condensed Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; allowance for slow moving and obsolete inventory; the valuation of goodwill; establishing useful lives for and evaluating the recovery of our finite-life, long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; determining the fair value of contingent consideration; accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties; and accounting for income taxes. Actual results may differ from the estimates used in preparing the Condensed Consolidated Financial Statements.
Cash and Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking, money market funds with original maturities of less than three months and other bank accounts.

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted or any legal action taken by the Company has concluded. The Company’s allowance for expected credit losses was $20.0 million and $26.3 million at March 29, 2025 and December 31, 2024, respectively.
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

Note 3 — Acquisitions
All purchase price allocations for acquired entities are based upon provisional information and are subject to revision during the measurement period (up to one year from the acquisition date) as additional information is obtained.

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
The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalent	$18,074
Accounts receivable	10,346
Inventories	126,516
Property, plant and equipment	207,912
Goodwill	107,543
Trade name and customer relationship intangibles	108,000
Equity investment	11,000
Other assets	5,803
Total assets acquired	595,194
Accounts payable and other liabilities assumed	8,805
Employee related liabilities	5,876
Rebates and customer related liabilities	16,698
Deferred income tax liabilities	67,924
Total liabilities assumed	99,303
Net assets acquired	$495,891
During the three months ended March 29, 2025, the Company recognized a $3.1 million increase in accounts payable and other liabilities assumed and a corresponding decrease of $3.1 million in employee related liabilities. The Company recorded these measurement period adjustments to update the allocation of the purchase price based upon further analysis of information subsequent to the acquisition date. These adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Loss for the three months ended March 29, 2025.
As part of the Mueller transaction, the Company acquired a 33.33% interest in BDM Metal Coaters, LLC (“BDM”). The general purpose of BDM is the establishment and operation of a processing facility for the slitting and coating of hot roll steel coils. The Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of BDM; therefore, the Company accounts for the investment under the equity method of accounting. The carrying value of the investment was $10.7 million as of March 29, 2025 and $11.1 million as of December 31, 2024. The investment in BDM is recognized in other assets, net on our Condensed Consolidated Balance Sheets for both comparable periods.

The fair value and expected useful life of identifiable intangible assets consists of the following:

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
The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalent	$10,423
Accounts receivable	27,325
Inventories	21,535
Property, plant and equipment	47,478
Lease right-of-use assets	123,801
Goodwill	173,204
Trade name and customer relationship intangibles	246,000
Other assets	7,375
Total assets acquired	657,141
Accounts payable and other liabilities assumed	36,080
Employee related liabilities	6,208
Lease liabilities	104,807
Deferred income tax liabilities	49,384
Total liabilities assumed	196,479
Net assets acquired	$460,662
During the three months ended March 29, 2025, the Company recognized a $0.6 million decrease in lease right-of-use assets, a $9.2 million decrease in other assets, $9.2 million decrease in deferred income tax liabilities and a $0.6 million increase in goodwill as a result of these measurement period adjustments. The Company recorded these measurement period adjustments to update the allocation of the purchase price based upon further analysis of information subsequent to the acquisition date. These adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Loss for the three months ended March 29, 2025.

The fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life in Years
Customer relationships	$200,000	12
Trade names and other	46,000	12
Total	$246,000
The acquisition of Harvey resulted in the recognition of $173.2 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition with our operations. Goodwill created as a result of the acquisition of Harvey is not expected to be deductible for tax purposes. A net deferred tax liability of $49.4 million was established as a result of the acquisition.
Contingent Consideration for Acquisition Completed during 2023
In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal is included in the Company’s Surface Solutions reportable segment. The total purchase price included earn-out contingent consideration of $16.8 million payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the acquisition and payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. There was an increase of $1.0 million in contingent consideration in the three months ended March 29, 2025, including the impact of exchange rates. Total contingent consideration of $22.1 million as of March 29, 2025 and $21.1 million as of December 31, 2024 is recognized in other current liabilities on our Condensed Consolidated Balance Sheets.
Note 4 — Inventories
The following table sets forth the components of inventories:

	March 29, 2025	December 31, 2024
Raw materials and work in process(1)	$433,185	$402,294
Finished goods	244,199	207,883
Total inventories	$677,384	$610,177
(1)    The Company's work in process inventory is not significant to our Consolidated Balance Sheet due to the nature of our production processes.
Note 5— Goodwill and Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill by reportable segment and the accumulated impact of impairment loss:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, as of December 31, 2024	$452,726	$335,544	$317,462	$1,105,732
Impact of acquisitions and related measurement period adjustments (1)	542	—	—	542
Currency translation	94	356	—	450
Balance, March 29, 2025	$453,362	$335,900	$317,462	$1,106,724

Goodwill	$949,511	$705,803	$317,462	$1,972,776
Accumulated impairment loss	(496,149)	(369,903)	—	(866,052)
Balance, March 29, 2025	$453,362	$335,900	$317,462	$1,106,724
(1) A measurement period adjustment has been recorded in conjunction with the Harvey acquisition during the period. See Note 3 for additional information.

Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of March 29, 2025 (1)
Customer lists and relationships	3	–	19	15	$2,101,129	$(391,731)	$1,709,398
Trademarks, trade names and other	12	–	15	12	740,444	(114,455)	625,989
Total intangible assets					$2,841,573	$(506,186)	$2,335,387

	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2024 (1)
Customer lists and relationships	3	–	19	15	$2,100,469	$(351,129)	$1,749,340
Trademarks, trade names and other	12	–	15	12	740,113	(101,548)	638,565
Total intangible assets					$2,840,582	$(452,677)	$2,387,905

(1) Net of accumulated impairment loss of $32.7 million as of March 29, 2025 and December 31, 2024 .
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended
	March 29, 2025	March 30, 2024
Amortization expense	$53,274	$47,234
Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance, beginning of period	$188,296	$194,235
Expense	3,242	3,860
Claims and settlements	(3,645)	(4,218)
Reclassification of deferred warranty revenue(1)	—	(24,717)
Balance, end of period	$187,893	$169,160
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$23,744	$20,083
Noncurrent liabilities – Other long-term liabilities	164,149	149,077
Total product warranty liability	$187,893	$169,160
(1)     Reclassification of deferred warranty revenue for the Shelter Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue is recorded in other current liabilities of $2.5 million and other long-term liabilities of $21.9 million within our Consolidated Balance Sheets for year ended December 31, 2024.

Note 7 — Debt
The following table sets forth the components of long-term debt:

		March 29, 2025				December 31, 2024
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,502,500	$(216,277)	$—	$2,286,223	$2,502,500	$(231,851)	$—	$2,270,649
Term loan facility, due August 2028	9.69%	294,000	—	(14,035)	279,965	294,000	—	(14,926)	279,074
Term loan facility, due May 2031	10.05%	498,750	—	(4,939)	493,811	498,750	—	(5,089)	493,661
6.125% senior notes, due January 2029	13.51%	318,699	(70,173)	—	248,526	318,699	(73,656)	—	245,043
8.750% senior secured notes, due August 2028	10.61%	710,000	—	(33,753)	676,247	710,000	—	(36,099)	673,901
9.500% senior secured notes, due August 2029	9.88%	500,000	—	(6,497)	493,503	500,000	—	(6,800)	493,200
Total long-term debt		$4,823,949	$(286,450)	$(59,224)	$4,478,275	$4,823,949	$(305,507)	$(62,914)	$4,455,528
Reflected as:
Current liabilities - Current portion of long-term debt					$42,500				$34,000
Non-current liabilities - Long-term debt					4,435,775				4,421,528
Total long-term debt					$4,478,275				$4,455,528
Fair value - Senior notes - Level 1					$1,217,705				$1,429,999
Fair value - Term loans - Level 2					2,834,976				3,167,541
Total fair value					$4,052,681				$4,597,540
(1)    As a result of pushdown accounting in connection with the merger in July 2022, pursuant to which Cornerstone Building Brands became a privately-held company (the “Merger”), the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
Revolving Credit Facilities
The following table sets forth the Company’s availability under its revolving credit facilities:

	March 29, 2025			December 31, 2024
	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$170,000	$51,518	$850,000	$—	$51,374
Cash flow revolver(2)	92,000	—	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	95,000	—
Total	$1,037,000	$265,000	$51,518	$1,037,000	$95,000	$51,374
(1) As of December 31, 2024, these borrowings are included in short-term borrowings on the Consolidated Balance Sheets based on the Company’s intention and ability to repay on a short-term basis.
(2)     Cash flow revolver commitment of $92.0 million will mature in May 2029.

The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates.
Issuance of 9.500% Senior Secured Notes due August 2029
On August 7, 2024, the Company issued $500.0 million in aggregate principal amount of 9.500% Senior Secured Notes (“9.500% Senior Secured Notes”) due August 2029 (subject to springing maturity under certain circumstances). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2025.
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
Subject to certain exceptions, the Term Loan Facility, due April 2028 and the Term Loan Facility due May 2031 are subject to mandatory prepayments in an amount equal to:
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
On May 15, 2024, the Company entered into Amendment No. 8 to the ABL Credit Agreement (“Amendment No. 8”), which amended the ABL Credit Agreement in order to terminate the existing revolving commitments under the ABL Facility and the ABL FILO Facility originally maturing on July 25, 2027 (the “Existing ABL Commitments”), and replace such Existing ABL Commitments with an extended revolving commitment of $945.0 million maturing on May 15, 2029 (subject to a springing maturity under certain circumstances), subject to the outstanding aggregate principal amount.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of March 29, 2025.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at March 29, 2025 - Other assets, net	$29,427
Fair value at December 31, 2024 - Other assets, net	$39,159
Level in fair value hierarchy(1)	Level 2
(1)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market based SOFR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Note 8— Accumulated Other Comprehensive Income (Loss)
The following tables set forth the change in accumulated other comprehensive income (loss) attributable to the Company by each component of accumulated other comprehensive income (loss), net of applicable income taxes:

	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(25,092)	$16,448	$1,380	$(7,264)
Other comprehensive income (loss)	1,708	(5,101)	—	(3,393)
Balance, March 29, 2025	$(23,384)	$11,347	$1,380	$(10,657)

Balance, December 31, 2023	$(9,553)	$26,600	$820	$17,867
Other comprehensive income (loss)	(2,181)	8,314	—	6,133
Balance, March 30, 2024	$(11,734)	$34,914	$820	$24,000
Note 9 — Share-Based Compensation
Incentive Unit Awards
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership” or “Camelot Return Ultimate”), an indirect parent of the Company. The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the three months ended March 29, 2025, 10,400 incentive units were granted at an average grant date fair value of $40.71 per incentive unit. The Company recognized a gain from incentive units of $3.7 million in the three months ended March 29, 2025, due to the reversal of prior expense from terminations, and expense of $1.6 million for the three months ended March 30, 2024. The Company estimates that the unrecognized expense is expected to be recognized over a weighted-average period of 3.0 years totaling $16.0 million.
Note 10 — Equity Transactions
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

Note 11 — Income Taxes
The Company’s effective tax rate includes state income taxes, foreign tax rate differentials and changes in the valuation allowance. The following table sets forth the effective tax rate for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
	March 29, 2025	March 30, 2024
Effective tax rate	(18.9)%	14.9%
The Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, foreign tax rate differentials and changes in the valuation allowance. The change in the effective tax rate for the three months ended March 29, 2025 compared to the three months ended March 30, 2024 is primarily due to the increase in pre-tax book losses and a decrease in long term-compensation related expenses.
Note 12 — Fair Value of Financial Instruments and Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels of the fair value hierarchy are as follows:

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2025:

	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$29,427	$—	$29,427
Liabilities – Contingent consideration	$—	$—	$22,100	$22,100

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$39,159	$—	$39,159
Liabilities – Contingent consideration	$—	$—	$21,122	$21,122

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

Fair Value Measurement Disclosure

The fair value of the Company’s short-term debt is estimated using observable market inputs, including current interest rates for similar types of borrowings. The fair value of long-term debt is determined based on quoted prices for identical or similar instruments in active markets. The fair value of the senior notes is based on quoted prices in active markets for the identical liabilities. The fair value of the term loans is based on recent trading activities of comparable market instruments.

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
Note 13 — Related Party Transactions
The Company had a related party receivable with CD&R of $6.8 million as of March 29, 2025 and $5.7 million as of December 31, 2024, representing legal fees paid on their behalf as part of the ongoing stockholder litigation described in Note 14.
The Company had a related party payable of $6.0 million to our indirect parent, Camelot Return Ultimate, as of March 29, 2025 and December 31, 2024, representing monies paid by Company management for the purchase of incentive units in the Partnership. See Note 9 for further discussion of the incentive units.
Note 14 — Commitments and Contingencies
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $4.1 million as of March 29, 2025 and December 31, 2024 for certain subsurface investigation and remedial matters.

Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In July 2022, and pursuant to an Agreement and Plan of Merger dated March 5, 2022 Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owner of Cornerstone Building Brands (the “Merger”). In January 2023, purported former stockholders filed 2 separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024, and the case is ongoing. On June 26, 2024, the plaintiffs filed an amended complaint. On February 24, 2025, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation remains subject to court approval. The Stipulation provides for CD&R and the Company, on behalf of the defendants, to pay or cause their respective insurers to pay a total of $45.0 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the non-affiliated shareholders of the Company. The Company's portion of the proposed settlement relating to its indemnification of its former directors and officers is recoverable from insurance. The agreement is contingent upon final court approval, for which a hearing is scheduled on May 29, 2025.

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
Note 15 — Reportable Segment and Geographical Information
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
The following table sets forth reportable segment net sales, adjusted reportable segment EBITDA and a reconciliation to loss before income taxes:

	Three Months Ended
	March 29, 2025	March 30, 2024
Reportable segment net sales:
Aperture Solutions	$557,746	$529,949
Surface Solutions	240,679	275,403
Shelter Solutions	378,068	341,511
Total reportable segment net sales	1,176,493	1,146,863
Intersegment sales	(1,159)	(1,176)
Total net sales	$1,175,334	$1,145,687
Adjusted reportable segment EBITDA:
Aperture Solutions	$42,367	$44,880
Surface Solutions	31,495	43,235
Shelter Solutions	51,835	56,077
Total adjusted reportable segment EBITDA	125,697	144,192
Corporate and Other	(40,793)	(57,164)
Depreciation and amortization	(103,751)	(94,317)
Interest expense	(117,681)	(94,820)
Foreign exchange gain (loss)	(313)	(4,013)
Other income, net	427	2,883
Loss before income taxes	$(136,414)	$(103,239)

The following table sets forth net sales, to third party customers, disaggregated by reportable segment:

	Three Months Ended
	March 29, 2025	March 30, 2024
Aperture Solutions – Principally vinyl windows	$557,610	$529,840
Surface Solutions:
Vinyl siding	108,710	134,464
Metal siding	71,969	76,017
Injection molded siding	9,791	11,696
Stone	27,726	14,122
Stone veneer installation and other	21,460	38,037
Total	239,656	274,336
Shelter Solutions – Metal building products	378,068	341,511
Total net sales	$1,175,334	$1,145,687
The following table sets forth other financial data by reportable segment:

	Three Months Ended
	March 29, 2025	March 30, 2024
Depreciation and amortization:
Apertures	$43,959	$41,438
Surfaces	23,920	26,530
Shelters	34,684	25,638
Depreciation and amortization for reportable segments	102,563	93,606
Corporate	1,188	711
Total depreciation and amortization	$103,751	$94,317

Capital expenditures:
Apertures	$17,039	$18,515
Surfaces	5,510	12,088
Shelters	8,729	18,457
Capital expenditures for reportable segments	31,278	49,060
Corporate	5,810	3,384
Total capital expenditures	$37,088	$52,444

The following tables sets forth key expenses disaggregated by reportable segment for the year ended March 29, 2025:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Net sales	$557,610	$239,656	$378,068	$1,175,334
Intersegment sales	136	1,023	—	1,159
Reportable segment net sales	557,746	240,679	378,068	1,176,493
Segment cost of sales(1)	(452,648)	(182,063)	(262,859)	(897,570)
Segment selling, general and administrative expenses(2)	(62,731)	(27,121)	(63,374)	(153,226)
Reportable adjusted segment EBITDA	$42,367	$31,495	$51,835	$125,697
Depreciation and amortization				(103,751)
Corporate and Other				(40,793)
Interest expense				(117,681)
Foreign exchange loss				(313)
Other income, net				427
Loss before income taxes				$(136,414)
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
The following tables sets forth key expenses disaggregated by reportable segment for the year ended March 30, 2024:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Net sales	$529,840	$274,336	$341,511	$1,145,687
Intersegment sales	109	1,067	—	1,176
Reportable segment net sales	529,949	275,403	341,511	1,146,863
Segment cost of sales(1)	(429,952)	(203,441)	(238,526)	(871,919)
Segment selling, general and administrative expenses(2)	(55,117)	(28,727)	(46,908)	(130,752)
Reportable adjusted segment EBITDA	$44,880	$43,235	$56,077	$144,192
Depreciation and amortization				(94,317)
Corporate and Other				(57,164)
Interest expense				(94,820)
Foreign exchange loss				(4,013)
Other income, net				2,883
Loss before income taxes				$(103,239)
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

The following table sets forth property, plant and equipment, net, and total assets disaggregated by reportable segment:

	March 29, 2025	December 31, 2024
Property, plant and equipment, net:
Aperture Solutions	$376,679	$377,786
Surface Solutions	193,120	193,235
Shelter Solutions	527,368	538,725
Property, plant and equipment, net by reportable segments	1,097,167	1,109,746
Corporate	21,859	17,291
Total property, plant and equipment, net	$1,119,026	$1,127,037

Total assets:
Aperture Solutions	$2,967,363	$2,896,080
Surface Solutions	1,771,642	1,810,815
Shelter Solutions	1,613,867	1,631,139
Total assets by reportable segment	6,352,872	6,338,034
Corporate	308,609	347,112
Total assets	$6,661,481	$6,685,146

Note 16 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Three Months Ended
	March 29, 2025	March 30, 2024
Supplemental cash flow information:
Interest paid	$126,422	$92,289
Income taxes paid	$904	$(4,223)

Supplemental non-cash investing and financing activity:
Capital expenditures included within accounts payable	$5,256	$5,233

CORNERSTONE BUILDING BRANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods presented (the “MD&A”). This information should be read in conjunction with the Condensed Consolidated Financial Statements included herein “Item 1. Condensed Consolidated Financial Statements” and the Condensed Consolidated Financial Statements and the Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).
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
•Commodity price volatility or limited availability of raw materials, including steel, polyvinyl chloride (“PVC”) resin, aluminum, and glass due to supply chain disruptions; including the impact of recently imposed tariffs;
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
•Increases in tariffs or import and trade restrictions, including recently imposed tariffs by the Trump administration;
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
•Exchange rate fluctuations;
•Downgrades of our credit ratings;
•The effect of increased interest rates on our ability to service our debt; and
•Other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A in the 2024 Form 10-K and other filings we make with the Securities Exchange Commission.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in Item 1A in this Quarterly Report on Form 10-Q and in Part I, Item 1A in the 2024 Form 10-K and other filings we make with the Securities and Exchange Commission. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
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
Tariffs
We are navigating through several external factors that create uncertainty and volatility in our operating environment, including, but not limited to, new tariffs and evolving trade policy. These rapidly changing policies and dynamics pose a risk to our supply chain and cost structure. Any new tariffs and trade restrictions that may be implemented could result in reduced overall economic activity and increased costs in operating our business, which, if unmitigated, could have a material adverse effect on our business, financial condition and results of operations. See Risk Factor “Price volatility and supply constraints for raw materials could prevent us from meeting delivery schedules to our customers or reduce our profit margins” in in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated and the changes between periods:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Net sales	$1,175,334	$1,145,687
Gross profit	236,535	233,556
% of net sales	20.1%	20.4%
Selling, general and administrative expenses	255,382	240,845
% of net sales	21.7%	21.0%
Loss from operations	(18,847)	(7,289)
% of net sales	(1.6)%	(0.6)%
Interest expense	(117,681)	(94,820)
Foreign exchange loss	(313)	(4,013)
Other income, net	427	2,883
Loss before income taxes	(136,414)	(103,239)
Income tax expense (benefit)	(25,790)	15,334
Net loss	$(110,624)	$(118,573)
Non-GAAP financial measure – Adjusted EBITDA*	$91,883	$106,941
% of net sales	7.8%	9.3%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales increased $29.6 million, or 2.6%, for the three months ended March 29, 2025, compared to the comparable prior year period, mainly due to the strategic acquisitions of Harvey Building Products Corp. (“Harvey”) in April 2024 and Mueller Supply Company, Inc. (“Mueller”) in July 2024, partially offset by lower volumes across all reportable segments.
Gross profit as a percentage of net sales was 20.1% for the three months ended March 29, 2025, compared to 20.4% for the comparable prior year period, primarily due to lower average selling price and higher materials costs due to inflation.
Selling, general and administrative expenses increased $14.5 million, for the three months ended March 29, 2025 compared to the comparable prior year period. The Company incurred higher employee related expenses and depreciation and amortization during the current year primarily due to the acquisitions of Harvey and Mueller during 2024. These increases are partially offset by sales and incentive compensation related expenses due to reduced volumes, excluding acquisition impacts.

Interest expense increased $22.9 million for the three months ended March 29, 2025, compared to the comparable prior year period. The following table sets forth the components of interest expense:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Interest on outstanding borrowings	$99,712	$83,928
Cash impact of interest rate swaps	(8,850)	(13,019)
Amortization of interest rate swap fair value(1)	2,962	2,962
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	23,209	20,914
Other	648	35
Total interest expense	$117,681	$94,820
(1)The fair value adjustments were made in connection with the Merger in July 2022.
Foreign exchange loss was $0.3 million of losses for the three months ended March 29, 2025 compared to $4.0 million of losses for the three months ended March 30, 2024. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Other income, net, decreased $2.5 million for the three months ended March 29, 2025, compared to the comparable prior year period, mainly due to less interest income earned on our cash and cash equivalents year over year.
Income tax expense (benefit) was $(25.8) million for the three-month period ended March 29, 2025 compared to $15.3 million for the three-month period ended March 30, 2024. The change was mainly due to an increase in pre-tax book losses during the three months ended March 29, 2025 compared to the three months ended March 30, 2024, in addition to a tax benefit related to deferred compensation during the three months ended March 29, 2025.
Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Reportable segment net sales:
Aperture Solutions	$557,746	$529,949
Surface Solutions	240,679	275,403
Shelter Solutions	378,068	341,511
Intersegment net sales	(1,159)	(1,176)
Total net sales	$1,175,334	$1,145,687

Net sales, third party customers:
Aperture Solutions	$557,610	$529,840
Surface Solutions	239,656	274,336
Shelter Solutions	378,068	341,511
Total net sales	$1,175,334	$1,145,687

Adjusted reportable segment EBITDA*
Aperture Solutions	$42,367	$44,880
Surface Solutions	31,495	43,235
Shelter Solutions	51,835	56,077
Corporate and Other	(40,793)	(57,164)
Depreciation and amortization	(103,751)	(94,317)
Loss from operations	$(18,847)	$(7,289)
* Refer to Non-GAAP Financial Measures for further discussion.

Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Reportable segment net sales:	$557,746	$529,949
Net sales, third party customers:	$557,610	$529,840
Adjusted reportable segment EBITDA*	$42,367	$44,880
% of net sales	7.6%	8.5%
Depreciation and amortization	$43,959	$41,438
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended March 29, 2025 increased $27.8 million, or 5.2%, mainly driven by the strategic acquisition of Harvey in April 2024, partially offset by lower volumes.
Adjusted reportable segment EBITDA for the three months ended March 29, 2025 decreased $2.5 million, mainly driven by lower volumes and an unfavorable price net of inflation, partially offset by favorable product mix, manufacturing net efficiencies and the strategic acquisition of Harvey in April 2024.
Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Reportable segment net sales:	$240,679	$275,403
Net sales, third party customers:	$239,656	$274,336
Adjusted reportable segment EBITDA*	$31,495	$43,235
% of net sales	13.1%	15.8%
Depreciation and amortization	$23,920	$26,530
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended March 29, 2025 decreased $34.7 million, or 12.6%, primarily driven by lower volumes.
Adjusted reportable segment EBITDA for the three months ended March 29, 2025 decreased $11.7 million, mainly driven by lower volumes and material inflation, partially offset by manufacturing net efficiencies and decreased selling, general and administrative expenses.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Reportable segment net sales:	$378,068	$341,511
Net sales, third party customers:	$378,068	$341,511
Adjusted reportable segment EBITDA*	$51,835	$56,077
% of net sales	13.7%	16.4%
Depreciation and amortization	$34,684	$25,638
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment sales for the three months ended March 29, 2025 increased $36.6 million, or 10.7%, mainly driven by the strategic acquisition of Mueller in July 2024, partially offset by lower volumes and lower average selling prices.

Adjusted reportable segment EBITDA for the three months ended March 29, 2025 decreased $4.2 million, mainly due to lower volumes and unfavorable price net of inflation, partially offset by manufacturing net efficiencies and the acquisition of Mueller in July 2024.
Corporate and Other
The following table sets forth the continuing operations for Corporate:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Corporate costs	$33,814	$37,251
Long-term incentive plan compensation (1)	(3,543)	10,514
Strategic development and acquisition related costs (2)	5,283	4,074
Amortization of acquisition related step-up adjustments (3)	1,843	1,453
Facility closure charges and employee separation (4)	1,062	1,526
Other(5)	2,334	2,346
Total Corporate and Other	$40,793	$57,164
(1)Represents charges related to the Company’s equity-based compensation plans, including the effects of employee terminations.
(2)Costs related to strategic projects, acquisitions and merger activity.
(3)Costs associated with non-cash purchase accounting valuations for lease right-of-use assets and inventory.
(4)Represents charges related to the Company’s manufacturing footprint and certain employee separation costs.
(5)Represents charges related to legal fees and settlements and a fair value adjustment related to contingent consideration on the MAC Metal acquisition.
Corporate costs decreased $3.4 million for the three months ended March 29, 2025, mainly due to an increase in Company-wide shared service expenses allocated to the reportable segments.
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Depreciation:
Cost of sales	$38,903	$40,932
Selling, general and administrative expenses	11,574	6,151
Total depreciation	50,477	47,083
Amortization — Selling, general and administrative expenses	53,274	47,234
Total depreciation and amortization	$103,751	$94,317
Depreciation and amortization increased $9.4 million for the three months ended March 29, 2025 mainly due to the acquisitions of Harvey in April 2024 and Mueller in July 2024.
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
The following table sets forth our total net liquidity position as of March 29, 2025:

(Amounts in thousands)	Amount
Cash and cash equivalents	$162,414
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	265,000
Letters of credit outstanding and priority payables	51,518
Net credit facility	720,482
Net liquidity	$882,896
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
In April 2025, the Company borrowed $25.0 million on the ABL Facility.
Cash Flows

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Cash flows from operating activities	$(136,128)	$(163,697)
Cash flows from investing activities	$(36,269)	$(49,668)
Cash flows from financing activities	$170,000	$(138,875)
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
Net cash from operating activities was $(136.1) million for the three months ended March 29, 2025, an increase from the $(163.7) million from operations in the prior year. Lower volumes, higher core working capital, consisting of accounts receivable, inventories and accounts payables, were offset by favorable long-term incentive compensation plan adjustments.
Cash Flows From Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash from investing activities was $(36.3) million for the three months ended March 29, 2025 compared to $(49.7) million from investing activities for the nine months ended March 30, 2024. The $13.4 million increase is mainly driven by reduced spending on capital expenditures during the current year compared to the prior year.

Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash from financing activities was $170.0 million for the three months ended March 29, 2025 compared to $(138.9) million from financing activities for the three months ended March 30, 2024. The increase of $308.9 million is mainly driven by $70.0 million in additional short-term borrowings during the current year, offset by the dividend payment of $231.6 million made to Camelot Parent during the prior year.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of March 29, 2025 the Company had total future lease payments of $678.3 million, with $85.7 million payable within 12 months.
Debt
We have certain debt instruments outstanding. As of March 29, 2025 the Company had total future payments of $5.1 billion, with $42.5 million payable within 12 months. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information.
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

Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended
(Amounts in thousands)	March 29, 2025	March 30, 2024
Net loss	$(110,624)	$(118,573)
Interest expense	117,681	94,820
Foreign exchange loss	313	4,013
Other income, net	(427)	(2,883)
Income tax expense (benefit)	(25,790)	15,334
Loss from operations	(18,847)	(7,289)
Depreciation and amortization	103,751	94,317
Long-term incentive plan compensation(1)	(3,543)	10,514
Strategic development and acquisition related costs (2)	5,283	4,074
Amortization of acquisition related step-up adjustments(3)	1,843	1,453
Facility closure charges and employee separation(4)	1,062	1,526
Other(5)	2,334	2,346
Adjusted EBITDA	$91,883	$106,941
(1)Represents charges related to the Company’s equity-based compensation plans.
(2)Costs related to strategic projects, acquisitions and merger activity.
(3)Costs associated with non-cash purchase accounting valuations for lease right-of-use assets and inventory.
(4)Represents charges related to the Company’s manufacturing footprint and certain employee separation costs.
(5)Represents charges related to legal fees and settlements and a fair value adjustment related to contingent consideration on the MAC Metal acquisition.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 15 included herein, for the reconciliation of adjusted reportable segment EBITDA to loss before income taxes. Adjusted reportable segment EBITDA is the only measure of segment profit used by our chief operating decision maker.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 29, 2025. Refer to the 2024 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the three months ended March 29, 2025. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2025. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of March 29, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.
Notwithstanding the material weakness in our internal control over financial reporting, management has concluded that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Details on Previously Reported Material Weakness

In our Form 10-Q for the period ended September 28, 2024, management identified a material weakness in our internal control over financial reporting that arose from the ineffective application of the software development life cycle (“SDLC”) information technology general control. Specifically, the Company determined that the assigned team members lacked the requisite knowledge and experience to develop functional requirements, configure the system, and complete user acceptance tests sufficient to fully test the enterprise resource planning system prior to going live.

Remediation Efforts to Address the Material Weakness

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

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 29, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceeding.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 14 — Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). The risks disclosed in the 2024 Form 10-K, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition or results of operations. We believe there have been no other material changes in our risk factors from those disclosed in the 2024 Form 10-K.

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

CORNERSTONE BUILDING BRANDS, INC.

Date: May 13, 2025	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: May 13, 2025	By:	/s/ Tina Beskid
Tina Beskid
Senior Vice President and Chief Accounting Officer