Form 10-Q
period 2025-06-28
Cornerstone Building Brands, Inc.
filed 2025-08-05
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,427,905	$1,364,302	$2,603,239	$2,509,989
Cost of sales	1,115,590	1,047,171	2,054,389	1,959,302
Gross profit	312,315	317,131	548,850	550,687
Selling, general and administrative expenses	269,954	247,029	525,336	487,874
Income from operations	42,361	70,102	23,514	62,813
Interest expense	(121,845)	(106,747)	(239,526)	(201,567)
Foreign exchange gain (loss)	4,053	(2,773)	3,740	(6,786)
Other income, net	1,043	673	1,470	3,556
(Loss) before income taxes	(74,388)	(38,745)	(210,802)	(141,984)
Income tax (benefit)	(14,420)	(31,524)	(40,210)	(16,190)
Net loss	$(59,968)	$(7,221)	$(170,592)	$(125,794)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(59,968)	$(7,221)	$(170,592)	$(125,794)
Other comprehensive income (loss), net of income tax
Foreign exchange translation gain (loss)	10,753	(89)	12,461	(2,270)
Unrealized gain on derivative instruments, net of income tax of $(521), $(1,659), $(283) and $(6,333)	3,095	7,669	2,405	25,502
Amount reclassified from accumulated other comprehensive loss into earnings, from derivative instruments, net of income tax of $1,299, $2,251, $2,628 and $4,441	(7,282)	(9,689)	(11,693)	(19,208)
Other comprehensive income (loss)	6,566	(2,109)	3,173	4,024
Comprehensive loss	$(53,402)	$(9,330)	$(167,419)	$(121,770)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$171,331	$159,529
Accounts receivable, net	701,814	563,916
Inventories, net	702,635	610,177
Other current assets	96,451	158,603
Total current assets	1,672,231	1,492,225
Property, plant and equipment, net	1,082,174	1,127,037
Lease right-of-use assets	478,602	506,827
Goodwill	1,111,525	1,105,732
Intangible assets, net	2,287,934	2,387,905
Other assets, net	52,252	65,420
Total assets	$6,684,718	$6,685,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$42,500	$34,000
Short-term borrowings	—	95,000
Current portion of lease liabilities	89,142	85,052
Accounts payable	292,821	252,004
Accrued income and other taxes	28,219	17,325
Employee-related liabilities	92,328	86,516
Rebates, warranties and other customer-related liabilities	154,633	147,280
Accrued interest	65,803	69,334
Other current liabilities	63,093	97,827
Total current liabilities	828,539	884,338
Long-term debt	4,775,586	4,421,528
Long-term lease liabilities	381,187	408,157
Deferred income tax liabilities	434,774	531,352
Other long-term liabilities	229,591	234,894
Total liabilities	$6,649,677	$6,480,269

Commitments and contingencies (Note 14)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at June 28, 2025 and December 31, 2024	$—	$—
Additional paid-in capital	1,538,155	1,540,572
Accumulated deficit	(1,499,023)	(1,328,431)
Accumulated other comprehensive loss	(4,091)	(7,264)
Total equity	35,041	204,877
Total liabilities and equity	$6,684,718	$6,685,146
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, March 29, 2025	1,000	$—	$1,536,825	$(1,439,055)	$(10,657)	$87,113
Other comprehensive income	—	—	—	—	6,566	6,566
Share-based compensation	—	—	1,330	—	—	1,330
Net loss	—	—	—	(59,968)	—	(59,968)
Balance, June 28, 2025	1,000	$—	$1,538,155	$(1,499,023)	$(4,091)	$35,041

Balance, March 30, 2024	1,000	$—	$1,535,991	$(257,594)	$24,000	$1,302,397
Other comprehensive loss	—	—	—	—	(2,109)	(2,109)
Share-based compensation	—	—	1,185	—	—	1,185
Net loss	—	—	—	(7,221)	—	(7,221)
Balance, June 29, 2024	1,000	$—	$1,537,176	$(264,815)	$21,891	$1,294,252
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2024	1,000	$—	$1,540,572	$(1,328,431)	$(7,264)	$204,877
Other comprehensive income	—	—	—	—	3,173	3,173
Share-based compensation	—		(2,417)	—	—	(2,417)
Net loss	—	—	—	(170,592)	—	(170,592)
Balance, June 28, 2025	1,000	$—	$1,538,155	$(1,499,023)	$(4,091)	$35,041

Balance, December 31, 2023	1,000	$—	$1,766,024	$(139,021)	$17,867	$1,644,870
Other comprehensive income	—	—	—	—	4,024	4,024
Share-based compensation	—	—	2,777	—	—	2,777
Dividend to Parent	—	—	(231,625)	—	—	(231,625)
Net loss	—	—	—	(125,794)	—	(125,794)
Balance, June 29, 2024	1,000	$—	$1,537,176	$(264,815)	$21,891	$1,294,252
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows used in operating activities:
Net loss	$(170,592)	$(125,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,903	192,855
Amortization of debt issuance costs, debt discount and fair values	52,836	48,369
Share-based compensation expense	(2,417)	2,777
Amortization of acquisition related step-up adjustments	3,603	4,137
Loss on disposal of assets	284	2,242
Change in fair value of contingent consideration	701	1,443
Unrealized (gain) loss on foreign currency exchange rates	(3,740)	6,786
Provision for credit losses	4,725	3,024
Deferred income taxes	(89,195)	(98,410)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(140,435)	(88,509)
Inventories, net	(90,445)	(106,718)
Income taxes	49,573	15,011
Prepaid expenses and other current assets	13,754	(5,318)
Accounts payable	34,659	(8,258)
Accrued expenses	(22,787)	(41,120)
Other, net	367	(8,977)
Net cash flows used in operating activities	(132,206)	(206,460)
Cash flows used in investing activities:
Acquisitions, net of cash acquired	—	(450,995)
Capital expenditures	(68,174)	(102,076)
Proceeds from sale of property, plant and equipment	664	3,075
Net cash flows used in investing activities	(67,510)	(549,996)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	650,000
Repayments of short-term borrowings	—	(490,000)
Proceeds from term loans	230,000	500,000
Payments on term loans	(8,500)	(14,500)
Payments of financing costs	—	(5,312)
Payment of contingent consideration	(11,488)	—
Dividend payment to parent	—	(231,625)
Net cash flows from financing activities	210,012	408,563
Effect of exchange rate changes on cash and cash equivalents	1,506	1,315
Net increase (decrease) in cash and cash equivalents	11,802	(346,578)
Cash and cash equivalents at beginning of period	159,529	468,877
Cash and cash equivalents at end of period	$171,331	$122,299
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
Note 2 — Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, net sales and expenses and related disclosures of contingent assets and liabilities in the Condensed Consolidated Financial Statements and accompanying notes. These estimates include, but are not limited to: establishing the allowance for expected credit losses; the allowance for slow moving and obsolete inventory; the valuation of goodwill; establishing useful lives for and evaluating the recovery of our finite-life, long-lived assets; recognizing the fair value of assets acquired and liabilities assumed in business combinations; determining the fair value of contingent consideration; accounting for rebates and product warranties; the valuation and expensing for share-based compensation; certain assumptions made in accounting for pension benefits; accounting for contingencies and uncertainties; and accounting for income taxes. Actual results may differ from the estimates used in preparing the Condensed Consolidated Financial Statements.
Cash and Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking, money market funds with original maturities of less than three months and other bank accounts.

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted, or any legal action taken by the Company has concluded. The Company’s allowance for expected credit losses was $20.9 million and $26.3 million at June 28, 2025 and December 31, 2024, respectively.
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

The initial purchase price allocation is based upon provisional information and is subject to revision during the measurement period (up to one year from the acquisition date) as additional information concerning valuations is obtained. As the Company obtains new information regarding facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation. These adjustments may include, but are not limited to, adjustments pertaining to intangible assets acquired, property, plant and equipment acquired, and tax liabilities assumed.

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. This change is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company evaluated the impact of adopting ASU 2023-09 and expects it to result in additional disclosures, upon adoption.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This change is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

Note 3 — Acquisitions
Acquisition of Mueller Supply Company, Inc.
In July 2024, the Company completed the acquisition of Mueller Supply Company, Inc. (“Mueller”) for a purchase price of $495.9 million, including a base purchase price of $475.0 million, in addition to closing date cash and working capital adjustments. Mueller is a leading manufacturer of residential metal roofing and components and steel buildings in Texas and the Southwest United States (“U.S.”). Mueller has approximately 900 employees and a comprehensive regional footprint including 38 retail branches and five manufacturing sites in Amarillo, Ballinger and Huntsville, Texas; Oak Grove, Louisiana; and Phoenix, Arizona. This acquisition was funded by issuing long-term debt further discussed in Note 7. Mueller is included in the Company’s Shelter Solutions reportable segment.
The following table summarizes the provisional fair value of net assets acquired:

Fair Value
Cash and cash equivalents	$18,074
Accounts receivable	10,346
Inventories	126,516
Property, plant and equipment	207,912
Goodwill	107,901
Trade name and customer relationship intangibles	108,000
Equity investment	11,000
Other assets	5,803
Total assets acquired	595,552
Accounts payable and other liabilities assumed	8,805
Employee related liabilities	6,234
Rebates and customer related liabilities	16,698
Deferred income tax liabilities	67,924
Total liabilities assumed	99,661
Net assets acquired	$495,891
During the three months ended June 28, 2025, the Company recognized an increase of $0.4 million in employee related liabilities and an increase of $0.4 million in goodwill. The Company recorded these measurement period adjustments to update the purchase price allocation based upon further analysis of information subsequent to the acquisition date. These adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Loss for the period ended June 28, 2025.
As part of the Mueller transaction, the Company acquired a 33.33% interest in BDM Metal Coaters, LLC (“BDM”). The general purpose of BDM is the establishment and operation of a processing facility for the slitting and coating of hot roll steel coils. The Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of BDM; therefore, the Company accounts for the investment under the equity method of accounting. The carrying value of the investment was $11.3 million as of June 28, 2025 and $11.1 million as of December 31, 2024. The investment in BDM is recognized in other assets, net on our Condensed Consolidated Balance Sheets for both comparable periods.
The fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life in Years
Customer relationships	$30,000	11
Trade names and other	78,000	12
Total	$108,000
The acquisition of Mueller resulted in the recognition of $107.9 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition within our operations. Goodwill created as a result of the acquisition of Mueller is not expected to be deductible for tax purposes. A net deferred tax liability of $67.9 million was established as a result of the acquisition.

Acquisition of Harvey Building Products Corp.
In April 2024, the Company completed the acquisition of Harvey Building Products Corp. (“Harvey”) for a purchase price of $460.7 million. Harvey is a manufacturer of high performing windows and doors, and its portfolio of industry leading brands include Harvey, Softlite and Thermo-Tech. Headquartered in Waltham, Massachusetts, Harvey has approximately 1,200 employees at four manufacturing facilities located throughout the Northeast and Midwest. Harvey specializes in premium, custom windows and doors primarily serving the Eastern U.S. This acquisition was funded by issuing long-term debt further discussed in Note 7. Harvey is included in the Company’s Aperture Solutions reportable segment.
The following table summarizes the fair value of net assets acquired:

Fair Value
Cash and cash equivalents	$10,423
Accounts receivable	27,223
Inventories	21,084
Property, plant and equipment	47,478
Lease right-of-use assets	123,801
Goodwill	174,002
Trade name and customer relationship intangibles	246,000
Other assets	7,375
Total assets acquired	657,386
Accounts payable and other liabilities assumed	35,943
Employee related liabilities	6,793
Lease liabilities	104,737
Deferred income tax liabilities	49,251
Total liabilities assumed	196,724
Net assets acquired	$460,662
During the three months ended June 28, 2025, the Company recognized a decrease of $0.1 million in accounts receivable, a decrease of $0.5 million in inventories, an increase of $0.6 million in employee related liabilities, a decrease of $0.1 million in accounts payable and other liabilities assumed, a decrease of $0.1 million in deferred income tax liabilities, a decrease of $0.1 million in lease liabilities, and an increase of $0.8 million in goodwill as a result of these measurement period adjustments. The Company recorded these measurement period adjustments to finalize the purchase price allocation based upon further analysis of information subsequent to the acquisition date. These adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Loss for the period ended June 28, 2025.
The fair value and expected useful life of identifiable intangible assets consists of the following:

	Fair Value	Useful Life in Years
Customer relationships	$200,000	12
Trade names and other	46,000	12
Total	$246,000
The acquisition of Harvey resulted in the recognition of $174.0 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition with our operations. Goodwill created as a result of the acquisition of Harvey is not expected to be deductible for tax purposes. A net deferred tax liability of $49.3 million was established as a result of the acquisition.

Contingent Consideration for Acquisition Completed during 2023
In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal is included in the Company’s Surface Solutions reportable segment. The total purchase price included earn-out contingent consideration of $16.8 million payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the acquisition; payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. There was an increase of $0.7 million in contingent consideration in the six months ended June 28, 2025, including the impact of exchange rates. During the three months ended June 28, 2025, the Company made a payment of $11.5 million to satisfy the first earn-out period. Total contingent consideration of $10.4 million as of June 28, 2025 and $21.1 million as of December 31, 2024 is recognized in other current liabilities on our Condensed Consolidated Balance Sheets.
Note 4 — Inventories, net
The following table sets forth the components of inventories:

	June 28, 2025	December 31, 2024
Raw materials and work in process(1)	$454,796	$402,294
Finished goods	247,839	207,883
Total inventories, net	$702,635	$610,177
(1)    The Company's work in process inventory is not significant to our Consolidated Balance Sheet due to the nature of our production processes.
Note 5— Goodwill and Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill by reportable segment and the accumulated impact of impairment loss:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Balance, as of December 31, 2024	$452,726	$335,544	$317,462	$1,105,732
Impact of acquisitions and related measurement period adjustments (1)	1,340	—	358	1,698
Currency translation	853	3,242	—	4,095
Balance, June 28, 2025	$454,919	$338,786	$317,820	$1,111,525

Goodwill	$951,068	$708,689	$317,820	$1,977,577
Accumulated impairment loss	(496,149)	(369,903)	—	(866,052)
Balance, June 28, 2025	$454,919	$338,786	$317,820	$1,111,525
(1) Measurement period adjustments have been recorded in conjunction with the Harvey and Mueller acquisitions during the period. See Note 3 for additional information.
During the year ended December 31, 2024, we recorded impairment losses totaling $866.1 million at our Aperture Solutions and Surface Solutions operating segments, specifically in the following reporting units: (i) Aperture Solutions–U.S., totaling $496.1 million, (ii) Surface Solutions–U.S. Stone, totaling $40.8 million, and (iii) Surface Solutions–U.S. Siding, totaling $329.1 million, reporting units. After recording these impairment charges, there is no goodwill remaining at the Surface Solutions–U.S. Stone reporting unit. The reporting units that were impaired in 2024 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of their latest 2024 impairment testing dates.
These and other individual reporting units have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. We have not identified any triggering events in the current year. See Risk Factor, “Any impairment of our goodwill, intangible or other long-lived assets could negatively impact our results of operations and financial condition,” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).

Intangible Assets, Net
The following table sets forth the major components of intangible assets:

	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of June 28, 2025 (1)
Customer lists and relationships	3	–	19	15	$2,106,468	$(433,863)	$1,672,605
Trademarks, trade names and other	12	–	15	12	743,132	(127,803)	615,329
Total intangible assets					$2,849,600	$(561,666)	$2,287,934

	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2024 (1)
Customer lists and relationships	3	–	19	15	$2,100,469	$(351,129)	$1,749,340
Trademarks, trade names and other	12	–	15	12	740,113	(101,548)	638,565
Total intangible assets					$2,840,582	$(452,677)	$2,387,905

(1) Net of accumulated impairment loss of $32.7 million as of June 28, 2025 and December 31, 2024.
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization expense	$53,423	$48,965	$106,697	$96,199
Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Six Months Ended
	June 28, 2025	June 29, 2024
Balance, beginning of period	$188,296	$194,235
Expense	8,633	4,569
Claims and settlements	(8,464)	(4,715)
Impact of acquisitions	—	11,898
Reclassification of deferred warranty revenue(1)	—	(24,717)
Balance, end of period	$188,465	$181,270
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$23,894	$21,557
Noncurrent liabilities – Other long-term liabilities	164,571	159,713
Total product warranty liability	$188,465	$181,270

(1)     Reclassification of deferred warranty revenue for the Shelter Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue of $2.5 million and $21.9 million is recorded in other current liabilities and other long-term liabilities, respectively, within our Consolidated Balance Sheets for year ended December 31, 2024.

Note 7 — Debt
The following table sets forth the components of long-term debt:

		June 28, 2025				December 31, 2024
	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,496,000	$(200,251)	$—	$2,295,749	$2,502,500	$(231,851)	$—	$2,270,649
Term loan facility, due August 2028	9.69%	293,250	—	(13,117)	280,133	294,000	—	(14,926)	279,074
Term loan facility, due May 2031	10.05%	497,500	—	(4,784)	492,716	498,750	—	(5,089)	493,661
6.125% senior notes, due January 2029	13.51%	318,699	(66,609)	—	252,090	318,699	(73,656)	—	245,043
8.750% senior secured notes, due August 2028	10.61%	710,000	—	(31,407)	678,593	710,000	—	(36,099)	673,901
9.500% senior secured notes, due August 2029	9.88%	500,000	—	(6,195)	493,805	500,000	—	(6,800)	493,200
Total long-term debt		$4,815,449	$(266,860)	$(55,503)	$4,493,086	$4,823,949	$(305,507)	$(62,914)	$4,455,528
Reflected as:
Current liabilities - Current portion of long-term debt					$42,500				$34,000
Non-current liabilities - Long-term debt					4,450,586				4,421,528
Total long-term debt					$4,493,086				$4,455,528
Fair value - Senior notes - Level 1					$1,339,747				$1,429,999
Fair value - Term loans - Level 2					2,902,989				3,167,541
Total fair value					$4,242,736				$4,597,540
(1)    As a result of pushdown accounting in connection with the merger in July 2022, pursuant to which Cornerstone Building Brands became a privately-held company (the “Merger”), the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
Revolving Credit Facilities
The following table sets forth the Company’s availability under its revolving credit facilities:

	June 28, 2025			December 31, 2024
	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$230,000	$67,919	$850,000	$—	$51,374
Cash flow revolver(2)	92,000	—	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	95,000	—
Total	$1,037,000	$325,000	$67,919	$1,037,000	$95,000	$51,374
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
The 9.500% Senior Secured Notes are secured senior indebtedness. The 9.500% Senior Secured Notes rank equal in right of payment with all existing and future senior indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company.

The Company may redeem the 9.500% Senior Secured Notes in whole or in part, subject to certain prepayment premiums if the 9.500% Senior Secured Notes were to be redeemed prior to August 15, 2028.
Term Loan Facility, due April 2028, Term Loan Facility, due May 2031 and Cash Flow Revolver
In April 2018, Ply Gem Midco entered into a Cash Flow Agreement (as amended from time to time, the “Cash Flow Credit Agreement”); facilities provided thereunder, including the Term Loan Facility, due April 2028, the Term Loan Facility, due May 2031 and the Cash Flow Revolver (each as defined below), the “Cash Flow Facilities”), which provides for (i) a term loan facility (the “Term Loan Facility, due April 2028”) in the aggregate principal amount of $2,600.0 million, issued with a discount of 0.5% and (ii) a cash flow-based revolving credit facility (the “Cash Flow Revolver”) of up to $115.0 million. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Borrower (as defined in the Cash Flow Credit Agreement) under the Cash Flow Credit Agreement. On April 11, 2023, the Company amended the Cash Flow Credit Agreement to replace the adjusted LIBOR rate with the Secured Overnight Financing Rate (“SOFR”) rate. On May 15, 2024, the Company entered into a Fifth Amendment to the Cash Flow Credit Agreement (the “Cash Flow Fifth Amendment”) to, among other things, (a) terminate the $92.0 million of commitments under the Cash Flow Revolver and replace such commitments with $92.0 million of extended cash flow-based revolving commitments, maturing on May 15, 2029 (subject to a springing maturity under certain circumstances) and (b) incur a new incremental term loan facility (the “Term Loan Facility, due May 2031”) in the aggregate principal amount of $500.0 million, maturing on May 15, 2031 (subject to a springing maturity under certain circumstances).

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
Subject to certain exceptions, the Term Loan Facility, due April 2028 and the Term Loan Facility, due May 2031 are subject to mandatory prepayments in an amount equal to:
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

The Term Loan Facility, due April 2028, the Term Loan Facility, due May 2031, and the Cash Flow Revolver may be prepaid at the Company’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.
ABL Facility, due May 2029
On April 12, 2018, Ply Gem Midco entered into an ABL Credit Agreement (as amended from time to time, the “ABL Credit Agreement”), consisting of: (a) an asset-based revolving credit facility of up to $850.0 million (as amended from time to time the “ABL Facility”), a portion of which is available to (i) U.S. borrowers and (ii) U.S. and Canadian borrowers. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Parent Borrower (as defined in the ABL Credit Agreement) under the ABL Facility, and (b) a first-in-last-out tranche asset-based revolving credit facility of up to $95.0 million (the “ABL FILO Facility”) available to U.S. borrowers.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of June 28, 2025.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at June 28, 2025 - Other assets, net	$23,177
Fair value at December 31, 2024 - Other assets, net	$39,159
Level in fair value hierarchy(1)	Level 2
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
Note 8— Accumulated Other Comprehensive Income (Loss)
The following tables set forth the change in accumulated other comprehensive income (loss) attributable to the Company by each component of accumulated other comprehensive income (loss), net of applicable income taxes:

	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 29, 2025	$(23,384)	$11,347	$1,380	$(10,657)
Other comprehensive income (loss)	10,753	(4,187)	—	6,566
Balance, June 28, 2025	$(12,631)	$7,160	$1,380	$(4,091)

Balance, March 30, 2024	$(11,734)	$34,914	$820	$24,000
Other comprehensive (loss)	(89)	(2,020)	—	(2,109)
Balance, June 29, 2024	$(11,823)	$32,894	$820	$21,891

	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2024	$(25,092)	$16,448	$1,380	$(7,264)
Other comprehensive income (loss)	12,461	(9,288)	—	3,173
Balance, June 28, 2025	$(12,631)	$7,160	$1,380	$(4,091)

Balance, December 31, 2023	$(9,553)	$26,600	$820	$17,867
Other comprehensive (loss) income	(2,270)	6,294	—	4,024
Balance, June 29, 2024	$(11,823)	$32,894	$820	$21,891

Note 9 — Share-Based Compensation
Incentive Unit Awards
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership” or “Camelot Return Ultimate”), an indirect parent of the Company. The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the six months ended June 28, 2025, 15,750 incentive units were granted at an average grant date fair value of $40.99 per incentive unit. The Company recognized expense from incentive units of $1.3 million in the three months ended June 28, 2025, and $1.2 million for the three months ended June 29, 2024. The Company recognized a gain from incentive units of $2.4 million in the six months ended June 28, 2025 and expense from incentive units of $2.8 million in the six months ended June 29, 2024. The gain during the six months ended June 28, 2025 is due to the reversal of prior expense from terminations. The Company estimates that the unrecognized expense is expected to be recognized over a weighted-average period of 2.8 years totaling $15.0 million.
Note 10 — Equity Transactions
In January 2024, the Company paid a dividend on our common stock in the aggregate amount of $231.6 million, which was received by our direct parent, Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”), and further distributed to Camelot Return Parent, LLC (“Camelot Return Parent”), an indirect parent of the Company. Camelot Return Parent used the funds received to redeem all 1,950,000 preferred units of Camelot Return Parent held by CD&R Pisces Holdings, L.P.
Note 11 — Income Taxes
The Company’s effective tax rate includes state income taxes, foreign tax rate differentials, and changes in the valuation allowance. The following table sets forth the effective tax rate for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Effective tax rate	19.4%	81.4%	19.1%	11.4%
The Company’s effective tax rate varied from the statutory tax rate primarily due to state income taxes, foreign tax rate differentials, and changes in the valuation allowance. The change in the effective tax rate for the three and six months ended June 28, 2025 compared to the three and six months ended June 29, 2024 is primarily due to the increase in pre-tax book losses and a decrease in executive compensation related expenses. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4,2025 and the Company continues to evaluate the impact on its financial condition and results of operations.
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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2025:

	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$23,177	$—	$23,177
Liabilities – Contingent consideration	$—	$—	$10,400	$10,400

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$39,159	$—	$39,159
Liabilities – Contingent consideration	$—	$—	$21,122	$21,122

The fair value for derivative instruments is determined using valuation models that incorporate observable market inputs, such as interest rates and currency exchange rates, and is classified within Level 2 of the fair value hierarchy.

The fair value of contingent consideration is estimated as of the date of the acquisition, is recorded as part of the purchase price, and is subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflects the uncertainty of the expected outcomes, which the Company believes is appropriate and representative of market participant assumptions.

Fair Value Measurement Disclosure

The fair value of the Company’s short-term debt is estimated using observable market inputs, including current interest rates for similar types of borrowings. The fair value of long-term debt is determined based on quoted prices for identical or similar instruments in active markets. The fair value of the senior notes is based on quoted prices in active markets for identical liabilities. The fair value of the term loans is based on recent trading activities of comparable market instruments.

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

Fair Value of Financial Instruments Not Measured at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.
Note 13 — Related Party Transactions
The Company had a related party receivable with CD&R of $1.3 million as of June 28, 2025 and $5.7 million as of December 31, 2024, representing legal fees paid on their behalf as part of the ongoing stockholder litigation described in Note 14.
The Company had a related party payable of $6.0 million to our indirect parent, Camelot Return Ultimate, as of June 28, 2025 and December 31, 2024, representing monies paid by Company management for the purchase of incentive units in the Partnership. See Note 9 for further discussion of the incentive units.

Note 14 — Commitments and Contingencies
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company may become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, including applicable benefit and pension plans, intellectual property, securities, personal injury, property damage, product liability, warranty and modification, and adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company believes it is adequately reserved for all matters.
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $4.1 million as of June 28, 2025 and December 31, 2024 for certain subsurface investigation and remedial matters.
Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In July 2022, and pursuant to an Agreement and Plan of Merger dated March 5, 2022 Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owner of Cornerstone Building Brands (the “Merger”). In January 2023, purported former stockholders filed 2 separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs allege that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs seek unspecified monetary damages, attorneys’ fees, expenses and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024, and the case is ongoing. On June 26, 2024, the plaintiffs filed an amended complaint. On February 24, 2025, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation provides for CD&R and the Company, on behalf of the defendants, to pay or cause their respective insurers to pay a total of $45.0 million into an escrow account that will be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the non-affiliated shareholders of the Company. The Company's portion of the proposed settlement relating to its indemnification of its former directors and officers is recoverable from insurance. On May 29, 2025, the court held a hearing to consider the Stipulation, approved the Stipulation, and entered a final order approving the settlement and dismissing the plaintiff’s claims with prejudice.

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleges that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the Merger at an unfair price. The plaintiff seeks unspecified monetary damages, interest, attorney’s fees, expenses and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay in litigation. On September 30, 2024, the court granted the defendants’ motion to dismiss without prejudice. On October 15, 2024, the plaintiffs filed an amended complaint, which the defendants again moved to dismiss or stay on November 26, 2024. On June 23, 2025, the parties filed a stipulation and proposed order of dismissal. On June 24, 2025, the court entered the parties’ stipulation to dismiss the plaintiffs’ claims with prejudice.
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
Management monitors the results of its operating segments separately to make decisions about resources and evaluate performance. Management, including the Company’s chief operating decision maker, evaluates performance on the basis of segment earnings before interest, income taxes, depreciation and amortization (“Reportable segment adjusted EBITDA”).
Corporate operating expenses are not allocated to reportable segments. Corporate and Other consists specifically of corporate operating expenses that are generally not allocated to reportable segments, related-party management fees, and other items that are not assigned or allocated to reportable segments. Any intercompany net sales or expenses are eliminated in consolidation.

The following table sets forth reportable segment net sales, reportable segment adjusted EBITDA and a reconciliation to loss before income taxes:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reportable segment net sales:
Aperture Solutions	$665,800	$673,190	$1,223,545	$1,203,139
Surface Solutions	325,155	337,414	565,833	612,816
Shelter Solutions	438,577	355,236	816,645	696,747
Total reportable segment net sales	1,429,532	1,365,840	2,606,023	2,512,702
Intersegment sales	(1,627)	(1,538)	(2,784)	(2,713)
Total net sales	$1,427,905	$1,364,302	$2,603,239	$2,509,989
Reportable segment adjusted EBITDA:
Aperture Solutions	$79,920	$99,624	$122,287	$144,504
Surface Solutions	67,727	74,440	99,222	117,675
Shelter Solutions	66,229	54,721	118,064	110,798
Total reportable segment adjusted EBITDA	213,876	228,785	339,573	372,977
Corporate and Other	(48,363)	(60,145)	(89,156)	(117,309)
Depreciation and amortization	(123,152)	(98,538)	(226,903)	(192,855)
Interest expense	(121,845)	(106,747)	(239,526)	(201,567)
Foreign exchange gain (loss)	4,053	(2,773)	3,740	(6,786)
Other income, net	1,043	673	1,470	3,556
Loss before income taxes	$(74,388)	$(38,745)	$(210,802)	$(141,984)
The following table sets forth net sales to third party customers, disaggregated by reportable segment:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Aperture Solutions – Principally vinyl windows	$665,577	$673,010	$1,223,187	$1,202,850
Surface Solutions:
Vinyl siding	167,432	166,159	276,142	300,623
Metal siding	90,420	91,919	162,389	167,936
Injection molded siding	14,726	15,331	24,517	27,027
Stone	35,173	18,514	62,899	32,636
Stone veneer installation and other	16,000	44,133	37,460	82,170
Total	323,751	336,056	563,407	610,392
Shelter Solutions – Metal building products	438,577	355,236	816,645	696,747
Total net sales	$1,427,905	$1,364,302	$2,603,239	$2,509,989

The following table sets forth other financial data by reportable segment:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and amortization:
Apertures	$60,239	$44,826	$104,198	$86,264
Surfaces	27,039	25,423	50,959	51,953
Shelters	34,443	27,510	69,127	53,148
Depreciation and amortization for reportable segments	121,721	97,759	224,284	191,365
Corporate	1,431	779	2,619	1,490
Total depreciation and amortization	$123,152	$98,538	$226,903	$192,855

Capital expenditures:
Apertures			$25,007	$40,361
Surfaces			14,614	27,615
Shelters			21,403	29,389
Capital expenditures for reportable segments			61,024	97,365
Corporate			7,150	4,711
Total capital expenditures			$68,174	$102,076
The following table sets forth key expenses disaggregated by reportable segment for the three months ended June 28, 2025:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Net sales	$665,577	$323,751	$438,577	$1,427,905
Intersegment sales	223	1,404	—	1,627
Reportable segment net sales	665,800	325,155	438,577	1,429,532
Segment cost of sales(1)	(521,642)	(230,464)	(306,946)	(1,059,052)
Segment selling, general and administrative expenses(2)	(64,238)	(26,964)	(65,402)	(156,604)
Reportable segment adjusted EBITDA	$79,920	$67,727	$66,229	$213,876
Depreciation and amortization				(123,152)
Corporate and Other				(48,363)
Interest expense				(121,845)
Foreign exchange gain				4,053
Other income, net				1,043
Loss before income taxes				$(74,388)
(1)Includes hourly and salaried labor for all manufacturing, delivery and related support activities as well as factory overhead, labor benefits, warranty, out-bound freight, utilities, lease and other manufacturing and delivery related-costs.
(2)Includes labor-related costs for the sales, marketing and functional organizations, as well as marketing, selling expenses, bad debt and general administrative expenses. Functional organizations include, among others, information technology, finance and accounting, legal and executive office.

The following table sets forth key expenses disaggregated by reportable segment for the three months ended June 29, 2024:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Net sales	$673,010	$336,056	$355,236	$1,364,302
Intersegment sales	180	1,358	—	1,538
Reportable segment net sales	673,190	337,414	355,236	1,365,840
Segment cost of sales(1)	(513,445)	(234,771)	(258,145)	(1,006,361)
Segment selling, general and administrative expenses(2)	(60,121)	(28,203)	(42,370)	(130,694)
Reportable segment adjusted EBITDA	$99,624	$74,440	$54,721	$228,785
Depreciation and amortization				(98,538)
Corporate and Other				(60,145)
Interest expense				(106,747)
Foreign exchange loss				(2,773)
Other income, net				673
Loss before income taxes				$(38,745)
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
The following table sets forth key expenses disaggregated by reportable segment for the six months ended June 28, 2025:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Net sales	$1,223,187	$563,407	$816,645	$2,603,239
Intersegment sales	358	2,426	—	2,784
Reportable segment net sales	1,223,545	565,833	816,645	2,606,023
Segment cost of sales(1)	(974,290)	(412,526)	(569,804)	(1,956,620)
Segment selling, general and administrative expenses(2)	(126,968)	(54,085)	(128,777)	(309,830)
Reportable segment adjusted EBITDA	$122,287	$99,222	$118,064	$339,573
Depreciation and amortization				(226,903)
Corporate and Other				(89,156)
Interest expense				(239,526)
Foreign exchange gain				3,740
Other income, net				1,470
Loss before income taxes				$(210,802)
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

The following table sets forth key expenses disaggregated by reportable segment for the six months ended June 29, 2024:

	Aperture Solutions	Surface Solutions	Shelter Solutions	Total
Net sales	$1,202,850	$610,392	$696,747	$2,509,989
Intersegment sales	289	2,424	—	2,713
Reportable segment net sales	1,203,139	612,816	696,747	2,512,702
Segment cost of sales(1)	(943,396)	(438,212)	(496,671)	(1,878,279)
Segment selling, general and administrative expenses(2)	(115,239)	(56,929)	(89,278)	(261,446)
Reportable segment adjusted EBITDA	$144,504	$117,675	$110,798	$372,977
Depreciation and amortization				(192,855)
Corporate and Other				(117,309)
Interest expense				(201,567)
Foreign exchange loss				(6,786)
Other income, net				3,556
Loss before income taxes				$(141,984)
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
The following table sets forth property, plant and equipment, net, and total assets disaggregated by reportable segment:

	June 28, 2025	December 31, 2024
Property, plant and equipment, net:
Aperture Solutions	$357,230	$377,786
Surface Solutions	190,781	193,235
Shelter Solutions	513,152	538,725
Property, plant and equipment, net by reportable segments	1,061,163	1,109,746
Corporate	21,011	17,291
Total property, plant and equipment, net	$1,082,174	$1,127,037

Total assets:
Aperture Solutions	$2,965,205	$2,896,080
Surface Solutions	1,783,245	1,810,815
Shelter Solutions	1,630,167	1,631,139
Total assets by reportable segment	6,378,617	6,338,034
Corporate	306,101	347,112
Total assets	$6,684,718	$6,685,146

Note 16 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Six Months Ended
	June 28, 2025	June 29, 2024
Supplemental cash flow information:
Interest paid, net of interest rate swaps	$189,374	$154,870
Income taxes paid	$1,787	$63,981
Capital expenditures included within accounts payable	$4,022	$3,630

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. Our forward-looking statements are based on management’s beliefs and assumptions, which are made using information available at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:
•Challenging macroeconomic conditions affecting the residential new construction and the repair and remodel end markets and the commercial construction market, including high interest rates;
•Commodity price volatility or limited availability of raw materials, including steel, polyvinyl chloride (“PVC”) resin, aluminum, and glass due to supply chain disruptions, including the impact of recently imposed tariffs;
•Increases in the macroeconomic inflationary environment and the impact on demand for our products and services;
•Our ability to identify and develop relationships with a sufficient number of qualified suppliers to mitigate risk in the event a significant supplier experiences a significant production or supply chain interruption, or the supplier undergoes quality and sourcing issues;
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
•Challenges resulting from import and trade restrictions, including recently imposed tariffs by the Trump administration, which may have varying impacts on our business or results of operations;
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

We are mindful of the harmful effects of global climate change, the contributions to climate change from manufacturing operations and the end-use of building construction products. We have made and continue to make progress on our work related to sustainability matters.
Tariffs
We are navigating through several external factors that create uncertainty and volatility in our operating environment, including, but not limited to, new tariffs and evolving trade policy. These rapidly changing policies and dynamics pose a risk to our supply chain and cost structure. Any new tariffs and/or trade restrictions that may be implemented could result in reduced overall economic activity and increased costs in operating our business, which, if unmitigated, could have a material adverse effect on our business, financial condition, and results of operations.
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated and the changes between periods:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,427,905	$1,364,302	$2,603,239	$2,509,989
Gross profit	312,315	317,131	548,850	550,687
% of net sales	21.9%	23.2%	21.1%	21.9%
Selling, general and administrative expenses	269,954	247,029	525,336	487,874
% of net sales	18.9%	18.1%	20.2%	19.4%
Income from operations	42,361	70,102	23,514	62,813
% of net sales	3.0%	5.1%	0.9%	2.5%
Interest expense	(121,845)	(106,747)	(239,526)	(201,567)
Foreign exchange gain (loss)	4,053	(2,773)	3,740	(6,786)
Other income, net	1,043	673	1,470	3,556
Loss before income taxes	(74,388)	(38,745)	(210,802)	(141,984)
Income tax (benefit)	(14,420)	(31,524)	(40,210)	(16,190)
Net loss	$(59,968)	$(7,221)	$(170,592)	$(125,794)
Non-GAAP financial measure – Adjusted EBITDA*	$178,466	$197,857	$270,349	$304,798
% of net sales	12.5%	14.5%	10.4%	12.1%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales increased $63.6 million, or 4.7%, for the three months ended June 28, 2025, compared to the comparable prior year period, and increased $93.3 million, or 3.7%, for the six months ended June 28, 2025 compared to the comparable prior year period, mainly due to the strategic acquisitions of Harvey Building Products Corp. (“Harvey”) in April 2024 and Mueller Supply Company, Inc. (“Mueller”) in July 2024. For the three months ended June 28, 2025, the increase from the Mueller acquisition is partially offset by lower volumes across the Aperture Solutions and Surface Solutions reportable segments and across all reportable segments for the six months ended June 28, 2025.
Gross profit as a percentage of net sales was 21.9% for the three months ended June 28, 2025, compared to 23.2% for the comparable prior year period, and 21.1% for the six months ended June 28, 2025 compared to 21.9% for the comparable prior year period. The decrease in margin was primarily driven by lower average selling price, higher manufacturing input costs due to inflation, and reduced operating leverage resulting from lower sales volume.
Selling, general and administrative expenses increased $22.9 million, for the three months ended June 28, 2025, compared to the comparable prior year period, and increased $37.5 million for the six months ended June 28, 2025 compared to the comparable prior year period. The Company incurred higher employee related expenses and depreciation and amortization during the current year primarily due to the acquisitions of Harvey and Mueller during 2024. These increases are partially offset by sales and incentive compensation related expenses due to reduced volumes, excluding acquisition impacts.

Interest expense increased $15.1 million for the three months ended June 28, 2025, compared to the comparable prior year period and increased $38.0 million for the six months ended June 28, 2025 compared to the comparable prior period. The following table sets forth the components of interest expense:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest on outstanding borrowings	$103,889	$95,170	$203,601	$179,098
Cash impact of interest rate swaps	(8,796)	(12,992)	(17,646)	(26,011)
Amortization of interest rate swap fair value(1)	2,893	3,028	5,855	5,990
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	23,772	21,465	46,981	42,379
Other	87	76	735	111
Total interest expense	$121,845	$106,747	$239,526	$201,567
(1)The fair value adjustments were made in connection with the Merger in July 2022.
Foreign exchange gain (loss) was $4.1 million of gains for the three months ended June 28, 2025, compared to $2.8 million of losses for the three months ended June 29, 2024 and $3.7 million of gains for the six months ended June 28, 2025 compared to $6.8 million of losses for the six months ended June 29, 2024. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Other income, net, increased $0.4 million for the three months ended June 28, 2025, compared to the comparable prior year period, and decreased $2.1 million for the six months ended June 28, 2025, compared to the comparable prior period. These fluctuations are mainly due to changes in interest income earned on our cash and cash equivalents year over year.
Income tax benefit decreased $17.1 million for the three-month period ended June 28, 2025 compared to the comparable prior period and increased $24.0 million for the six months ended June 28, 2025 compared to the comparable prior period. The change was mainly due to an increase in pre-tax book losses during the six months ended June 28, 2025 compared to the six months ended June 29, 2024, in addition to a tax benefit related to executive compensation.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which we expect will lead to lower cash tax payments for 2025. The Company continues to evaluate the impact on its overall financial position.

Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reportable segment net sales:
Aperture Solutions	$665,800	$673,190	$1,223,545	$1,203,139
Surface Solutions	325,155	337,414	565,833	612,816
Shelter Solutions	438,577	355,236	816,645	696,747
Intersegment net sales	(1,627)	(1,538)	(2,784)	(2,713)
Total net sales	$1,427,905	$1,364,302	$2,603,239	$2,509,989

Net sales, third party customers:
Aperture Solutions	$665,577	$673,010	$1,223,187	$1,202,850
Surface Solutions	323,751	336,056	563,407	610,392
Shelter Solutions	438,577	355,236	816,645	696,747
Total net sales	$1,427,905	$1,364,302	$2,603,239	$2,509,989

Reportable segment adjusted EBITDA*
Aperture Solutions	$79,920	$99,624	$122,287	$144,504
Surface Solutions	67,727	74,440	99,222	117,675
Shelter Solutions	66,229	54,721	118,064	110,798
Corporate and Other	(48,363)	(60,145)	(89,156)	(117,309)
Depreciation and amortization	(123,152)	(98,538)	(226,903)	(192,855)
Income from operations	$42,361	$70,102	$23,514	$62,813
* Refer to Non-GAAP Financial Measures for further discussion.
Aperture Solutions
The following table sets forth the continuing results of operations for the Aperture Solutions reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reportable segment net sales:	$665,800	$673,190	$1,223,545	$1,203,139
Net sales, third party customers:	$665,577	$673,010	$1,223,187	$1,202,850
Reportable segment adjusted EBITDA*	$79,920	$99,624	$122,287	$144,504
% of net sales	12.0%	14.8%	10.0%	12.0%
Depreciation and amortization	$60,239	$44,826	$104,198	$86,264
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended June 28, 2025 decreased $7.4 million, or 1.1%, and for the six months ended June 28, 2025 increased $20.4 million, or 1.7% mainly driven by the strategic acquisition of Harvey in April 2024, partially offset by lower volumes.
Reportable segment adjusted EBITDA for the three months ended June 28, 2025 decreased $19.7 million and for the six months ended June 28, 2025 decreased $22.2 million, mainly driven by lower volumes and an unfavorable price net of inflation, partially offset by favorable product mix, manufacturing net efficiencies and the strategic acquisition of Harvey in April 2024.

Surface Solutions
The following table sets forth the continuing results of operations for the Surface Solutions reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reportable segment net sales:	$325,155	$337,414	$565,833	$612,816
Net sales, third party customers:	$323,751	$336,056	$563,407	$610,392
Reportable segment adjusted EBITDA*	$67,727	$74,440	$99,222	$117,675
% of net sales	20.9%	22.2%	17.6%	19.3%
Depreciation and amortization	$27,039	$25,423	$50,959	$51,953
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended June 28, 2025 decreased $12.3 million, or 3.6%, and for the six months ended June 28, 2025 decreased $47.0 million or 7.7%, primarily driven by lower volumes.
Reportable segment adjusted EBITDA for the three months ended June 28, 2025 decreased $6.7 million, and for the six months ended June 28, 2025 decreased $18.5 million, mainly driven by lower volumes and material inflation, partially offset by manufacturing net efficiencies and decreased selling, general and administrative expenses.
Shelter Solutions
The following table sets forth the continuing results of operations for the Shelter Solutions reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reportable segment net sales:	$438,577	$355,236	$816,645	$696,747
Net sales, third party customers:	$438,577	$355,236	$816,645	$696,747
Reportable segment adjusted EBITDA*	$66,229	$54,721	$118,064	$110,798
% of net sales	15.1%	15.4%	14.5%	15.9%
Depreciation and amortization	$34,443	$27,510	$69,127	$53,148
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment sales for the three months ended June 28, 2025 increased $83.3 million, or 23.5%, and for the six months ended June 28, 2025 increased $119.9 million, or 17.2%, mainly driven by the strategic acquisition of Mueller in July 2024, partially offset by lower average selling prices.
Reportable segment adjusted EBITDA for the three months ended June 28, 2025 increased $11.5 million, and for the six months ended June 28, 2025 increased $7.3 million, mainly due to the acquisition of Mueller in July 2024 and manufacturing net efficiencies partially offset by unfavorable price net of inflation.
Corporate and Other
The following table sets forth the continuing operations for Corporate:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Corporate costs	$35,410	$30,928	$69,224	$68,179
Long-term incentive plan compensation (1)	2,526	4,909	(1,017)	15,423
Strategic development and acquisition related costs (2)	3,095	9,232	8,378	13,306
Amortization of acquisition related step-up adjustments (3)	1,843	841	3,603	1,180
Facility closure charges and employee separation (4)	184	1,231	1,246	2,757
Other(5)	5,305	13,004	7,722	16,464
Total Corporate and Other	$48,363	$60,145	$89,156	$117,309
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
Corporate costs increased $4.5 million for the three months ended June 28, 2025, and increased $1.0 million for the six months ended June 28, 2025, mainly due to an increase in Company-wide shared service expenses allocated to the reportable segments.
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation:
Cost of sales	$57,168	$41,080	$96,071	$82,012
Selling, general and administrative expenses	12,561	8,493	24,135	14,644
Total depreciation	69,729	49,573	120,206	96,656
Amortization — Selling, general and administrative expenses	53,423	48,965	106,697	96,199
Total depreciation and amortization	$123,152	$98,538	$226,903	$192,855
Depreciation and amortization increased $24.6 million for the three months ended June 28, 2025 and increased $34.0 million for the six months ended June 28, 2025, mainly due to the acquisitions of Harvey in April 2024 and Mueller in July 2024.
Liquidity and Capital Resources
Our main liquidity and capital resource needs are payments to service our debt, ongoing operations and working capital requirements, capital expenditures and the cost of acquisitions. Our primary source of liquidity is cash generated from our continuing operations, and borrowings under our credit facilities. We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
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

The following table sets forth our total net liquidity position as of June 28, 2025:

(Amounts in thousands)	Amount
Cash and cash equivalents	$171,331
Revolving credit facilities:
Asset-based lending facility(1)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	325,000
Letters of credit outstanding and priority payables	67,919
Net credit facility	644,081
Net liquidity	$815,412
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.

Cash Flows

	Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024
Net cash flows used in operating activities	$(132,206)	$(206,460)
Net cash flows used in investing activities	$(67,510)	$(549,996)
Net cash flows from financing activities	$210,012	$408,563
Cash Flows Used in Operating Activities
Net cash used in operating activities was $(132.2) million for the six months ended June 28, 2025, an increase from the $(206.5) million used in operations in the prior year. The increase is due to lower income taxes paid and favorable working capital, offset by lower cash-based results from operations.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $(67.5) million for the six months ended June 28, 2025 compared to $(550.0) million used in investing activities for the six months ended June 29, 2024. The $482.5 million increase is mainly driven by the acquisitions of Harvey and Mueller during the prior year and reduced spending on capital expenditures during the current year compared to the prior year.
Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash from financing activities was $210.0 million for the six months ended June 28, 2025 compared to $408.6 million from financing activities for the six months ended June 29, 2024. The decrease of $198.6 million is driven by a decrease of $270.0 million in borrowings from our term loan facility and a decrease of $160.0 million in net short-term borrowings in the current year compared with the prior year. These decreases in borrowings are partially offset by a payment of contingent consideration of $11.5 million made during the three months ended June 28, 2025 as part of the acquisition of MAC Metal and a dividend payment of $231.6 million made to Camelot Parent during the prior year.

Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of June 28, 2025 the Company had total future lease payments of $657.5 million, with $89.1 million payable within 12 months.
Debt
We have certain debt instruments outstanding. As of June 28, 2025 the Company had total future payments of $5.1 billion, with $42.5 million payable within 12 months. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information.
Non-GAAP Financial Measures
We use several measures derived from consolidated financial information, but not presented in our Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”). These measures are considered non-GAAP financial measures. Specifically, we refer to adjusted EBITDA in this report, which is a non-GAAP financial measure. Our non-GAAP financial measure is not intended to replace the presentation of the comparable measure under U.S. GAAP. However, we believe the presentation of the non-GAAP financial measure, when considered together with the comparable U.S. GAAP financial measure, along with a reconciliation to its respective U.S. GAAP financial measure, assists investors in understanding the factors and trends affecting our underlying business that could not be obtained absent these disclosures. Additionally, we believe that the presentation of our non-GAAP financial measure enables investors to evaluate trends in the business excluding certain items which are not entirely a result of our base operations.
Furthermore, the presentation of this non-GAAP financial measure supplements other metrics we use to internally evaluate our business and facilitates the comparison of past and present operations. The non-GAAP financial measure we use may differ from non-GAAP financial measures used by other companies and other companies may not define non-GAAP financial measures we use in the same way.
Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(59,968)	$(7,221)	$(170,592)	$(125,794)
Interest expense	121,845	106,747	239,526	201,567
Foreign exchange (gain) loss	(4,053)	2,773	(3,740)	6,786
Other income, net	(1,043)	(673)	(1,470)	(3,556)
Income tax (benefit)	(14,420)	(31,524)	(40,210)	(16,190)
Income from operations	42,361	70,102	23,514	62,813
Depreciation and amortization	123,152	98,538	226,903	192,855
Long-term incentive plan compensation(1)	2,526	4,909	(1,017)	15,423
Strategic development and acquisition related costs (2)	3,095	9,232	8,378	13,306
Amortization of acquisition related step-up adjustments(3)	1,843	841	3,603	1,180
Facility closure charges and employee separation(4)	184	1,231	1,246	2,757
Other(5)	5,305	13,004	7,722	16,464
Adjusted EBITDA	$178,466	$197,857	$270,349	$304,798
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

See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 15 included herein, for the reconciliation of reportable segment adjusted EBITDA to loss before income taxes. Reportable segment adjusted EBITDA is the only measure of segment profit used by our chief operating decision maker.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 28, 2025. Refer to the 2024 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the six months ended June 28, 2025. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2025. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of June 28, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.
Notwithstanding the material weakness in our internal control over financial reporting, management has concluded that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Remediation Efforts to Address the Material Weakness

Management has evaluated the deficiency described above and developed a remediation plan designed to strengthen our SDLC processes across the organization. The remediation plan includes: (i) updating and enhancing the SDLC control framework to guide future implementations, (ii) updating and enhancing the SDLC policy document to outline processes and governance requirements, (iii) conducting targeted training to reinforce policy updates and foster awareness, and (iv) applying the policy and control enhancements to existing and ongoing projects. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORNERSTONE BUILDING BRANDS, INC.

Date: August 5, 2025	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: August 5, 2025	By:	/s/ Tina Beskid
Tina Beskid
Senior Vice President and Chief Accounting Officer