Form 10-Q
period 2025-09-27
Cornerstone Building Brands, Inc.
filed 2025-11-07
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,442,788	$1,431,356	$4,046,027	$3,941,345
Cost of sales	1,168,482	1,154,794	3,222,871	3,114,096
Gross profit	274,306	276,562	823,156	827,249
Selling, general and administrative expenses	255,559	255,790	780,895	743,664
Impairment of goodwill and intangible assets	372,323	415,491	372,323	415,491
Loss from operations	(353,576)	(394,719)	(330,062)	(331,906)
Interest expense	(123,993)	(124,120)	(363,519)	(325,687)
Bargain purchase gain	47,840	—	47,840	—
Foreign exchange gain (loss)	(3,135)	782	605	(6,004)
Other income, net	892	994	2,362	4,550
Loss before income taxes	(431,972)	(517,063)	(642,774)	(659,047)
Income tax (benefit)	(75,991)	(40,029)	(116,201)	(56,219)
Net loss	$(355,981)	$(477,034)	$(526,573)	$(602,828)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(355,981)	$(477,034)	$(526,573)	$(602,828)
Other comprehensive loss, net of income tax
Foreign exchange translation gain (loss)	(5,284)	1,221	7,177	(1,049)
Unrealized gain (loss) on derivative instruments, net of income tax of $(147), $9,843, $(430) and $3,510	(1,431)	(15,471)	974	10,031
Amount reclassified from accumulated other comprehensive loss into earnings, from derivative instruments, net of income tax of $1,353, $(2,842), $3,981 and $1,599	(1,526)	(7,910)	(13,219)	(27,118)
Other comprehensive loss	(8,241)	(22,160)	(5,068)	(18,136)
Comprehensive loss	$(364,222)	$(499,194)	$(531,641)	$(620,964)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$181,936	$159,529
Accounts receivable, net	730,287	563,916
Inventories, net	787,377	610,177
Assets held for sale	147,011	—
Other current assets	119,136	158,603
Total current assets	1,965,747	1,492,225
Property, plant and equipment, net	1,054,946	1,127,037
Lease right-of-use assets	475,574	506,827
Goodwill	737,936	1,105,732
Intangible assets, net	2,250,566	2,387,905
Other assets, net	51,781	65,420
Total assets	$6,536,550	$6,685,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$42,500	$34,000
Short-term borrowings	—	95,000
Current portion of lease liabilities	94,806	85,052
Accounts payable	310,714	252,004
Accrued income and other taxes	33,280	17,325
Employee-related liabilities	101,258	86,516
Rebates, warranties and other customer-related liabilities	156,707	147,280
Accrued interest	33,711	69,334
Other current liabilities	52,072	97,827
Total current liabilities	825,048	884,338
Long-term debt	5,021,242	4,421,528
Long-term lease liabilities	374,796	408,157
Deferred income tax liabilities	403,156	531,352
Other long-term liabilities	239,534	234,894
Total liabilities	$6,863,776	$6,480,269

Commitments and contingencies (Note 13)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at September 27, 2025 and December 31, 2024	$—	$—
Additional paid-in capital	1,540,110	1,540,572
Accumulated deficit	(1,855,004)	(1,328,431)
Accumulated other comprehensive loss	(12,332)	(7,264)
Total equity (deficit)	(327,226)	204,877
Total liabilities and equity	$6,536,550	$6,685,146
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Shares	Amount
Balance, June 28, 2025	1,000	$—	$1,538,155	$(1,499,023)	$(4,091)	$35,041
Other comprehensive loss	—	—	—	—	(8,241)	(8,241)
Share-based compensation	—	—	1,955	—	—	1,955
Net loss	—	—	—	(355,981)	—	(355,981)
Balance, September 27, 2025	1,000	$—	$1,540,110	$(1,855,004)	$(12,332)	$(327,226)

Balance, June 29, 2024	1,000	$—	$1,537,176	$(264,815)	$21,891	$1,294,252
Other comprehensive loss	—	—	—	—	(22,160)	(22,160)
Share-based compensation	—	—	1,705	—	—	1,705
Net loss	—	—	—	(477,034)	—	(477,034)
Balance, September 28, 2024	1,000	$—	$1,538,881	$(741,849)	$(269)	$796,763
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2024	1,000	$—	$1,540,572	$(1,328,431)	$(7,264)	$204,877
Other comprehensive loss	—	—	—	—	(5,068)	(5,068)
Share-based compensation	—		(462)	—	—	(462)
Net loss	—	—	—	(526,573)	—	(526,573)
Balance, September 27, 2025	1,000	$—	$1,540,110	$(1,855,004)	$(12,332)	$(327,226)

Balance, December 31, 2023	1,000	$—	$1,766,024	$(139,021)	$17,867	$1,644,870
Other comprehensive loss	—	—	—	—	(18,136)	(18,136)
Share-based compensation	—	—	4,482	—	—	4,482
Dividend to Parent	—	—	(231,625)	—	—	(231,625)
Net loss	—	—	—	(602,828)	—	(602,828)
Balance, September 28, 2024	1,000	$—	$1,538,881	$(741,849)	$(269)	$796,763
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net loss	$(526,573)	$(602,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,190	296,441
Amortization of debt issuance costs, debt discount and fair values	80,452	74,629
Impairment of goodwill and intangible assets	372,323	415,491
Share-based compensation expense	(462)	4,482
Amortization of acquisition related step-up adjustments	5,343	16,509
Loss on disposal of assets	3,334	2,212
Change in fair value of contingent consideration	(619)	4,856
Bargain purchase gain	(47,840)	—
Unrealized (gain) loss on foreign currency exchange rates	(605)	6,004
Provision for credit losses	6,267	5,982
Deferred income taxes	(136,143)	(121,222)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(128,519)	(94,838)
Inventories, net	(93,212)	(57,479)
Income taxes	24,030	(28,875)
Prepaid expenses and other current assets	23,771	(6,096)
Accounts payable	30,743	(8,198)
Accrued expenses	(71,741)	(65,275)
Other, net	3,996	(19,357)
Net cash flows used in operating activities	(116,265)	(177,562)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(186,698)	(929,801)
Capital expenditures	(108,955)	(155,820)
Proceeds from sale of property, plant and equipment	2,351	5,056
Net cash flows used in investing activities	(293,302)	(1,080,565)
Cash flows from financing activities:
Proceeds from revolving credit facilities	460,000	1,200,000
Repayments of revolving credit facilities	—	(995,000)
Proceeds from term loans	—	500,000
Payments on term loans	(17,000)	(14,500)
Proceeds from senior notes	—	500,000
Payments of financing costs	—	(12,335)
Payment of contingent consideration	(11,488)	—
Dividend payment to parent	—	(231,625)
Net cash flows from financing activities	431,512	946,540
Effect of exchange rate changes on cash and cash equivalents	462	1,005
Net increase (decrease) in cash and cash equivalents	22,407	(310,582)
Cash and cash equivalents at beginning of period	159,529	468,877
Cash and cash equivalents at end of period	$181,936	$158,295
 See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
(Unaudited)

Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in the State of Delaware. The Company is a leading exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized in three reportable segments, which we have renamed as follows: Windows & Doors (formerly “Aperture Solutions”), Siding & Accessories (formerly “Surface Solutions”) and Metal Solutions (formerly “Shelter Solutions”). We renamed our reportable segments to better reflect our portfolio and services and to provide greater clarity to investors and stakeholders, including our customers. There was no change in the composition of our reportable segments. For additional information about the Company’s segments, see Note 14.

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

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted, or any legal action taken by the Company has concluded. The Company’s allowance for expected credit losses was $21.1 million and $26.3 million at September 27, 2025 and December 31, 2024, respectively.
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
During the three months ended September 27, 2025, the Company reclassified the land and buildings assets related to certain facilities within the Metal Solutions segment from Property, plant and equipment, net to Assets held for sale on the Condensed Consolidated Balance Sheets. The total carrying amount of assets held for sale was $147.0 million as of September 27, 2025. Assets held for sale as of September 27, 2025 are being marketed for sale in a potential sale leaseback transaction, which the Company currently expects to be completed within twelve months.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Prospective application is required, with retrospective application permitted. The Company evaluated the impact of adopting ASU 2023-09 and expects it to result in additional disclosures, upon adoption.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This change is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides entities a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue From Contracts With Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This change is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the new guidance prospectively. The Company is currently evaluating the effect of ASU 2025-05 and whether to apply the practical expedient, but it does not anticipate there will be a material impact on its consolidated financial statements or disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This change is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities can elect to apply this guidance prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and disclosures.
Note 3 — Acquisitions
Acquisition of Metal Sales
In September 2025, the Company completed the acquisition of Metal Sales Manufacturing Corporation (“Metal Sales”) for a preliminary purchase price of $181.8 million, including a base purchase price of $200.0 million, subject to closing date cash and working capital adjustments. Headquartered in Sellersburg, Indiana, Metal Sales is a leading manufacturer of metal building systems and components serving high-growth and diverse end-markets through a vast, multi-channel network. Metal Sales has approximately 900 employees at 21 facilities across the United States. This acquisition was funded by borrowing under the Company’s ABL Facility, defined in Note 7. Metal Sales is included in the Company’s Metal Solutions reportable segment.
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

The following table summarizes the provisional fair value of net assets acquired and liabilities assumed:

($ Amounts in thousands)	Fair Value
Assets acquired and liabilities assumed:
Cash and cash equivalents	$1,499
Accounts receivable	41,720
Inventories	78,941
Property, plant and equipment	152,055
Trade name and customer relationship intangibles	11,000
Lease right-of-use asset	8,911
Other assets	2,164
Total assets acquired	296,290
Accounts payable and other liabilities assumed	21,843
Employee related liabilities	5,277
Lease liabilities	8,798
Rebates and customer related liabilities	7,404
Deferred income tax liabilities	15,711
Other liabilities assumed	7,601
Total liabilities assumed	66,634
Net assets acquired	229,656
Net purchase price	(181,816)
Bargain purchase gain	$47,840

The fair value and expected useful life of identifiable intangible assets consists of the following:

($ Amounts in thousands)	Fair Value	Useful Life in Years
Customer relationships	$8,000	15
Trade names and other	3,000	5
Total	$11,000
As a result of the transaction, the Company recognized a bargain purchase gain of $47.8 million, representing the excess of the fair value of the net assets acquired over the consideration transferred to the seller. The Company believes the bargain purchase gain resulted from an opportunistic transaction.
Unaudited Pro Forma Financial Information
Pro forma results of operations for the Metal Sales acquisition have not been presented, as the impact on the Company’s consolidated financial results was not material.
Acquisition of Cold Rolled Steel
In July 2025, the Company completed the acquisition of Cold Rolled Steel, LLC (“Cold Rolled Steel”), a metal building component manufacturer, for a preliminary purchase price of $6.4 million, including a base purchase price of $6.5 million, less certain working capital adjustments. Cold Rolled Steel is included in the Company’s Metal Solutions reportable segment.
Acquisition of Mueller Supply Company, Inc.
In July 2024, the Company completed the acquisition of Mueller Supply Company, Inc. (“Mueller”) for a purchase price of $495.9 million, including a base purchase price of $475.0 million, in addition to closing date cash and working capital adjustments. Mueller is a leading manufacturer of residential metal roofing and components and steel buildings in Texas and the Southwest United States (“U.S.”). Mueller has approximately 900 employees and a comprehensive regional footprint including 38 retail branches and five manufacturing sites in Amarillo, Ballinger and Huntsville, Texas; Oak Grove, Louisiana; and Phoenix, Arizona. This acquisition was funded by issuing long-term debt. The Company’s long-term debt is described in Note 7. Mueller is included in the Company’s Metal Solutions reportable segment.
The following table summarizes the fair value of net assets acquired:

($ Amounts in thousands)	Fair Value
Cash and cash equivalents	$18,074
Accounts receivable	10,346
Inventories	126,516
Property, plant and equipment	207,912
Lease right-of-use assets	8,031
Goodwill	107,665
Trade name and customer relationship intangibles	108,000
Equity investment	11,000
Other assets	5,803
Total assets acquired	603,347
Accounts payable and other liabilities assumed	6,784
Employee related liabilities	6,234
Lease liabilities	8,031
Rebates and customer related liabilities	16,698
Deferred income tax liabilities	69,709
Total liabilities assumed	107,456
Net assets acquired	$495,891

During the three months ended September 27, 2025, the Company recognized an increase of $8.0 million related to lease right-of-use assets, an increase of $8.0 million related to lease liabilities, a decrease of $0.2 million in goodwill, a decrease of $2.0 million in accounts payable and other liabilities related to income taxes payable and an increase of $1.8 million in deferred income tax liabilities. The Company recorded these measurement period adjustments to finalize the purchase price allocation based upon further analysis of information subsequent to the acquisition date. These adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Loss for the period ended September 27, 2025.
As part of the Mueller transaction, the Company acquired a 33.33% interest in BDM Metal Coaters, LLC (“BDM”). The general purpose of BDM is the establishment and operation of a processing facility for the slitting and coating of hot roll steel coils. The Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of BDM; therefore, the Company accounts for the investment under the equity method of accounting. The carrying value of the investment was $11.7 million as of September 27, 2025 and $11.1 million as of December 31, 2024. The investment in BDM is recognized in Other assets, net on our Condensed Consolidated Balance Sheets for both comparable periods.
The fair value and expected useful life of identifiable intangible assets consists of the following:

($ Amounts in thousands)	Fair Value	Useful Life in Years
Customer relationships	$30,000	11
Trade names and other	78,000	12
Total	$108,000
The acquisition of Mueller resulted in the recognition of $107.7 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition within our operations. Goodwill created as a result of the acquisition of Mueller is not deductible for tax purposes. A net deferred tax liability of $69.7 million was established as a result of the acquisition.
Acquisition of Harvey Building Products Corp.
In April 2024, the Company completed the acquisition of Harvey Building Products Corp. (“Harvey”) for a purchase price of $460.7 million. Harvey is a manufacturer of high performing windows and doors, and its portfolio of industry leading brands include Harvey, Softlite and Thermo-Tech. Headquartered in Waltham, Massachusetts, Harvey has approximately 1,200 employees at four manufacturing facilities located throughout the Northeast and Midwest. Harvey specializes in premium, custom windows and doors primarily serving the Eastern U.S. This acquisition was funded by issuing long-term debt. The Company’s long-term debt is described in Note 7. Harvey is included in the Company’s Windows & Doors reportable segment. The purchase price allocation was finalized during the second quarter of 2025 and is no longer subject to change. Measurement period adjustments recorded in prior periods are reflected in the historical financial statements.

The following table summarizes the fair value of net assets acquired:

($ Amounts in thousands)	Fair Value
Cash and cash equivalents	$10,423
Accounts receivable	27,223
Inventories	21,084
Property, plant and equipment	47,478
Lease right-of-use assets	123,801
Goodwill	174,002
Trade name and customer relationship intangibles	246,000
Other assets	7,375
Total assets acquired	657,386
Accounts payable and other liabilities assumed	35,943
Employee related liabilities	6,793
Lease liabilities	104,737
Deferred income tax liabilities	49,251
Total liabilities assumed	196,724
Net assets acquired	$460,662
The fair value and expected useful life of identifiable intangible assets consists of the following:

($ Amounts in thousands)	Fair Value	Useful Life in Years
Customer relationships	$200,000	12
Trade names and other	46,000	12
Total	$246,000
The acquisition of Harvey resulted in the recognition of $174.0 million of goodwill. The goodwill recorded is a result of expected synergies and other benefits that we believe will result from the integration of the acquisition with our operations. Goodwill created as a result of the acquisition of Harvey is not deductible for tax purposes. A net deferred tax liability of $49.3 million was established as a result of the acquisition.
Contingent Consideration for Acquisition Completed during 2023
In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal is included in the Company’s Siding & Accessories reportable segment. The total purchase price included earn-out contingent consideration of $16.8 million payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the acquisition; payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. During the three and nine months ended September 27, 2025, the fair value of contingent consideration decreased $0.5 million and increased $0.2 million, respectively, including the impact of exchange rates. During the nine months ended September 27, 2025, the Company made a payment of $11.5 million to satisfy the first earn-out period. Total contingent consideration of $9.8 million as of September 27, 2025 and $21.1 million as of December 31, 2024 is recognized in Other current liabilities on our Condensed Consolidated Balance Sheets.

Note 4 — Inventories, net
The following table sets forth the components of inventories:

($ Amounts in thousands)	September 27, 2025	December 31, 2024
Raw materials and work in process(1)	$531,062	$402,294
Finished goods	256,315	207,883
Total inventories, net	$787,377	$610,177
(1)    The Company's work in process inventory is not significant to our Consolidated Balance Sheet due to the nature of our production processes.
Note 5 — Goodwill and Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill by reportable segment and the accumulated impact of impairment loss:

($ Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Balance, as of December 31, 2024	$452,726	$335,544	$317,462	$1,105,732
Impact of acquisitions and related measurement period adjustments (1)	1,340	—	663	2,003
Impairment	(372,323)	—	—	(372,323)
Currency translation	526	1,998	—	2,524
Balance, September 27, 2025	$82,269	$337,542	$318,125	$737,936

Goodwill	$950,741	$707,445	$318,125	$1,976,311
Accumulated impairment loss	(868,472)	(369,903)	—	(1,238,375)
Balance, September 27, 2025	$82,269	$337,542	$318,125	$737,936
(1) Measurement period adjustments have been recorded in conjunction with the Harvey and Mueller acquisitions during the period. See Note 3 for additional information.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually as of November 1, or whenever events occur or circumstances indicate that it is more likely than not that the fair value of a reporting unit or a long-lived asset is below its carrying value. The process for evaluating potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of our reporting units for the purposes of our annual or periodic impairment analyses, we make estimates or significant judgments about the future cash flows of each reporting unit. Our cash flow forecasts are based on assumptions that represent what we believe to be the highest and best use for our reporting units. Changes in judgment on these assumptions and estimates could result in goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based upon the information available to management.
The Company has six reporting units. One of our reporting units, Windows & Doors–U.S., which is part of the Windows & Doors reportable segment has experienced adverse impacts as a result of changes in market conditions and continued high-interest rates relative to recent historical values, which has contributed to reduced forecasted revenues and reduced projected future cash flows. These events indicated to the Company that the carrying amounts of goodwill within the Windows & Doors reportable segment was in excess of its estimated fair value. As a result, during September 2025, the Company evaluated goodwill and other long-lived assets for impairment at the reporting unit level.

The Company performed a quantitative assessment of goodwill impairment by comparing the fair value of its reporting units to their respective carrying amounts. When performing the assessment, the Company determined the fair value of its reporting units and determined that the carrying amount of goodwill for its Windows & Doors–U.S. reporting unit was impaired during the three months ended September 27, 2025. As a result, the Company recorded a $372.3 million impairment charge related to Windows & Doors–U.S. Additional impairment charges, including related to goodwill, may be required in future periods if Windows & Doors–U.S. or other reporting units do not meet their current financial forecasts.
The Company uses a quantitative approach to measure the fair value of its reporting units by equally weighting the discounted cash flow approach, which is a Level 3 measurement, and the market approach, which is a Level 2 measurement. The market approach estimates fair value through recent sales of comparable assets or business entities. The discounted cash flow analysis requires significant judgments, including estimates of future cash flows, which are dependent on internal forecasts and determination of the Company’s weighted average cost of capital. The weighted average cost of capital used for all reporting units in the Company’s analysis ranged from 12.0% to 13.5%.
These and our other reporting units have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. See Risk Factor, “Any impairment of our goodwill, intangible or other long-lived assets could negatively impact our results of operations and financial condition,” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

($ Amounts in thousands)	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of September 27, 2025 (1)
Customer lists and relationships	3	–	19	15	$2,112,489	$(466,397)	$1,646,092
Trademarks, trade names and other	5	–	15	12	744,974	(140,500)	604,474
Total intangible assets					$2,857,463	$(606,897)	$2,250,566

($ Amounts in thousands)	Range of Life in Years			Weighted Average Amortization Remaining Years	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2024 (1)
Customer lists and relationships	3	–	19	15	$2,100,469	$(351,129)	$1,749,340
Trademarks, trade names and other	12	–	15	12	740,113	(101,548)	638,565
Total intangible assets					$2,840,582	$(452,677)	$2,387,905

(1) Net of accumulated impairment loss of $32.7 million as of September 27, 2025 and December 31, 2024.
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Amortization expense	$46,232	$55,185	$152,929	$151,384

Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Nine Months Ended
($ Amounts in thousands)	September 27, 2025	September 28, 2024
Balance, beginning of period	$188,296	$194,237
Expense	12,822	14,345
Claims and settlements	(12,854)	(14,665)
Impact of acquisitions	1,696	11,998
Reclassification of deferred warranty revenue(1)	—	(24,717)
Balance, end of period	$189,960	$181,198
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$23,977	$21,456
Noncurrent liabilities – Other long-term liabilities	165,983	159,742
Total product warranty liability	$189,960	$181,198
(1)     Reclassification of deferred warranty revenue for the Metal Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue of $2.5 million and $21.9 million is recorded in Other current liabilities and Other long-term liabilities, respectively, within our Consolidated Balance Sheets for year ended December 31, 2024.
Note 7 — Debt
The following table sets forth the components of long-term debt:

		September 27, 2025				December 31, 2024
($ Amounts in thousands)	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,489,500	$(183,758)	$—	$2,305,742	$2,502,500	$(231,851)	$—	$2,270,649
Term loan facility, due August 2028	9.69%	292,500	—	(12,169)	280,331	294,000	—	(14,926)	279,074
Term loan facility, due May 2031	10.05%	496,250	—	(4,623)	491,627	498,750	—	(5,089)	493,661
6.125% senior notes, due January 2029	13.51%	318,699	(62,835)	—	255,864	318,699	(73,656)	—	245,043
8.750% senior secured notes, due August 2028	10.61%	710,000	—	(28,936)	681,064	710,000	—	(36,099)	673,901
9.500% senior secured notes, due August 2029	9.88%	500,000	—	(5,886)	494,114	500,000	—	(6,800)	493,200
Total long-term debt		$4,806,949	$(246,593)	$(51,614)	$4,508,742	$4,823,949	$(305,507)	$(62,914)	$4,455,528
Reflected as:
Current liabilities - Current portion of long-term debt					$42,500				$34,000
Non-current liabilities - Long-term debt					4,466,242				4,421,528
Total long-term debt					$4,508,742				$4,455,528
Fair value - Senior notes - Level 1					$1,438,058				$1,429,999
Fair value - Term loans - Level 2					3,112,327				3,167,541
Total fair value					$4,550,385				$4,597,540
(1)    As a result of pushdown accounting in connection with the merger in July 2022, pursuant to which Cornerstone Building Brands became a privately-held company (the “Merger”), the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.

Revolving Credit Facilities
The following table sets forth the Company’s availability under its revolving credit facilities:

	September 27, 2025			December 31, 2024
($ Amounts in thousands)	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)(2)	$850,000	$460,000	$68,225	$850,000	$—	$51,374
Cash flow revolver(3)	92,000	—	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	95,000	—
Total	$1,037,000	$555,000	$68,225	$1,037,000	$95,000	$51,374
(1)     As of December 31, 2024, these borrowings are included in Short-term borrowings on the Consolidated Balance Sheets based on the Company’s intention and ability to repay on a short-term basis.
(2)     In October 2025, the Company repaid $25.0 million of its outstanding borrowings under this facility.
(3)     Cash flow revolver commitment of $92.0 million will mature in May 2029.
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
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of September 27, 2025.
Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

($ Amounts in thousands)
Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at September 27, 2025 - Other assets, net	$15,027
Fair value at December 31, 2024 - Other assets, net	$39,159
Level in fair value hierarchy(1)	Level 2
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
Note 8— Accumulated Other Comprehensive Income (Loss)
The following tables set forth the change in accumulated other comprehensive income (loss) attributable to the Company by each component of accumulated other comprehensive income (loss), net of applicable income taxes:

($ Amounts in thousands)	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 28, 2025	$(12,631)	$7,160	$1,380	$(4,091)
Other comprehensive income (loss)	(5,284)	(2,957)	—	(8,241)
Balance, September 27, 2025	$(17,915)	$4,203	$1,380	$(12,332)

Balance, June 29, 2024	$(11,823)	$32,894	$820	$21,891
Other comprehensive income (loss)	1,221	(23,381)	—	(22,160)
Balance, September 28, 2024	$(10,602)	$9,513	$820	$(269)

($ Amounts in thousands)	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2024	$(25,092)	$16,448	$1,380	$(7,264)
Other comprehensive income (loss)	7,177	(12,245)	—	(5,068)
Balance, September 27, 2025	$(17,915)	$4,203	$1,380	$(12,332)

Balance, December 31, 2023	$(9,553)	$26,600	$820	$17,867
Other comprehensive (loss)	(1,049)	(17,087)	—	(18,136)
Balance, September 28, 2024	$(10,602)	$9,513	$820	$(269)
Note 9 — Share-Based Compensation
Incentive Unit Awards
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership” or “Camelot Return Ultimate”), an indirect parent of the Company. The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the nine months ended September 27, 2025, 383,900 incentive units were granted at a weighted average grant date fair value of $41.22 per incentive unit. The Company recognized expense from incentive units of $1.9 million in the three months ended September 27, 2025, and $1.7 million for the three months ended September 28, 2024. The Company recognized a gain from incentive units of $0.5 million in the nine months ended September 27, 2025 and expense from incentive units of $4.5 million in the nine months ended September 28, 2024. The gain during the nine months ended September 27, 2025 is due to the reversal of prior expense from terminations. The Company estimates that the unrecognized expense is expected to be recognized over a weighted-average period of 3.8 years totaling $27.7 million.
Note 10 — Income Taxes
The following table sets forth the effective tax rate for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Effective tax rate	17.6%	7.7%	18.1%	8.5%
For the nine months ended September 27, 2025, the Company’s estimated annual effective income tax rate of ordinary forecasted pre-tax book income was approximately 22.1%, which varied from the statutory tax rate primarily due to state income taxes, foreign tax rate differentials, and changes in the valuation allowance. For the nine months ended September 27, 2025, the effective tax rate was 18.1%, which varied from the annual effective tax rate due to discrete items recorded during the period, including the tax impact of the goodwill impairment, updates to state rates, and the tax impact of internal restructuring. The change in the effective tax rate for the three and nine months ended September 27, 2025 compared to the three and nine months ended September 28, 2024 is primarily due to the decrease in pre-tax book losses, offset by the bargain purchase gain in 2025, and the tax impacts of the current period goodwill impairment. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025, and the Company continues to evaluate the impact on its financial condition and results of operations.
Note 11 — Fair Value of Financial Instruments and Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels of the fair value hierarchy are as follows:
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2025:

($ Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$15,027	$—	$15,027
Liabilities – Contingent consideration	$—	$—	$9,786	$9,786
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

($ Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$39,159	$—	$39,159
Liabilities – Contingent consideration	$—	$—	$21,122	$21,122
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
Note 12 — Related Party Transactions
The Company had a related party receivable with CD&R of $0.9 million as of September 27, 2025 and $5.7 million as of December 31, 2024, representing legal fees paid on their behalf as part of the stockholder litigation described in Note 13.
The Company had a related party payable of $6.5 million and $6.0 million to our indirect parent, Camelot Return Ultimate, as of September 27, 2025 and December 31, 2024, respectively, representing monies paid by Company management for the purchase of incentive units in the Partnership. See Note 9 for further discussion of the incentive units.

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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $4.4 million and $4.1 million as of September 27, 2025 and December 31, 2024, respectively, for certain subsurface investigation and remedial matters.
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
Note 14 — Reportable Segment and Geographical Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, who is our Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company is organized in five operating segments aggregated into three reportable segments: Windows & Doors (consisting of the Windows & Doors–U.S. and Windows & Doors–Canada operating segments), Siding & Accessories (consisting of the Siding & Accessories–U.S. and Siding & Accessories–Canada operating segments) and Metal Solutions, (itself an operating segment). The aggregated reportable segments share similar economic characteristics with respect to product offerings, manufacturing processes, and customer demographics. We operate principally in the U.S. with limited operations in Canada and Mexico.
•The Windows & Doors reportable segment offers a broad line of windows and doors at multiple price-points for residential new construction and repair and remodel end markets in the U.S. and Canada. Its main products include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite, and fiberglass entry doors.
•The Siding & Accessories reportable segment offers a broad suite of products and accessories at multiple price-points for the residential new construction and repair and remodel end markets. Its main products include vinyl siding and accessories, cellular polyvinyl chloride trim, vinyl fencing and railing, stone veneer and gutter protection products.
•The Metal Solutions reportable segment designs, engineers, manufactures and distributes extensive lines of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants, distribution centers and retail branches. The Company defines low-rise commercial construction as building applications of up to five stories.
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

The following table sets forth reportable segment net sales, reportable segment adjusted EBITDA and a reconciliation to loss before income taxes:

	Three Months Ended		Nine Months Ended
($ Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reportable segment net sales:
Windows & Doors	$644,647	$674,568	$1,868,192	$1,877,707
Siding & Accessories	332,412	351,381	898,245	964,197
Metal Solutions	467,120	407,051	1,283,765	1,103,798
Total reportable segment net sales	1,444,179	1,433,000	4,050,202	3,945,702
Intersegment sales	(1,391)	(1,644)	(4,175)	(4,357)
Total net sales	$1,442,788	$1,431,356	$4,046,027	$3,941,345
Reportable segment adjusted EBITDA:
Windows & Doors	$50,228	$83,044	$172,515	$227,548
Siding & Accessories	72,457	77,421	171,679	195,096
Metal Solutions	54,594	17,943	172,658	128,741
Total reportable segment adjusted EBITDA	177,279	178,408	516,852	551,385
Corporate and Other	(46,245)	(54,050)	(135,401)	(171,359)
Impairment of goodwill and intangible assets	(372,323)	(415,491)	(372,323)	(415,491)
Depreciation and amortization	(112,287)	(103,586)	(339,190)	(296,441)
Interest expense	(123,993)	(124,120)	(363,519)	(325,687)
Foreign exchange gain (loss)	(3,135)	782	605	(6,004)
Bargain purchase gain	47,840	—	47,840	—
Other income, net	892	994	2,362	4,550
Loss before income taxes	$(431,972)	$(517,063)	$(642,774)	$(659,047)
The following table sets forth net sales to third party customers, disaggregated by reportable segment:

	Three Months Ended		Nine Months Ended
($ Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Windows & Doors – Principally vinyl windows	$644,325	$674,398	$1,867,512	$1,877,248
Siding & Accessories:
Vinyl siding	164,690	169,586	440,832	470,209
Metal siding	100,413	100,529	262,802	268,465
Injection molded siding	14,349	15,953	38,866	42,980
Stone	32,967	43,425	95,866	116,830
Other products & services	18,924	20,414	56,384	61,815
Total	331,343	349,907	894,750	960,299
Metal Solutions – Metal building products	467,120	407,051	1,283,765	1,103,798
Total net sales	$1,442,788	$1,431,356	$4,046,027	$3,941,345

The following table sets forth other financial data by reportable segment:

	Three Months Ended		Nine Months Ended
($ Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and amortization:
Windows & Doors	$50,107	$47,829	$154,305	$134,093
Siding & Accessories	25,574	23,785	76,533	75,738
Metal Solutions	35,288	30,941	104,415	84,089
Depreciation and amortization for reportable segments	110,969	102,555	335,253	293,920
Corporate	1,318	1,031	3,937	2,521
Total depreciation and amortization	$112,287	$103,586	$339,190	$296,441

Capital expenditures:
Windows & Doors			$46,126	$66,539
Siding & Accessories			23,582	38,946
Metal Solutions			33,653	44,022
Capital expenditures for reportable segments			103,361	149,507
Corporate			5,594	6,313
Total capital expenditures			$108,955	$155,820
The following table sets forth key expenses disaggregated by reportable segment for the three months ended September 27, 2025:

($ Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$644,325	$331,343	$467,120	$1,442,788
Intersegment sales	322	1,069	—	1,391
Reportable segment net sales	644,647	332,412	467,120	1,444,179
Segment cost of sales(1)	(532,173)	(235,033)	(349,430)	(1,116,636)
Segment selling, general and administrative expenses(2)	(62,246)	(24,922)	(63,096)	(150,264)
Reportable segment adjusted EBITDA	$50,228	$72,457	$54,594	$177,279
Impairment of goodwill and intangible assets				(372,323)
Depreciation and amortization				(112,287)
Corporate and Other				(46,245)
Interest expense				(123,993)
Bargain purchase gain				47,840
Foreign exchange loss				(3,135)
Other income, net				892
Loss before income taxes				$(431,972)
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

The following table sets forth key expenses disaggregated by reportable segment for the three months ended September 28, 2024:

($ Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$674,398	$349,907	$407,051	$1,431,356
Intersegment sales	170	1,474	—	1,644
Reportable segment net sales	674,568	351,381	407,051	1,433,000
Segment cost of sales(1)	(527,784)	(246,825)	(331,429)	(1,106,038)
Segment selling, general and administrative expenses(2)	(63,740)	(27,135)	(57,679)	(148,554)
Reportable segment adjusted EBITDA	$83,044	$77,421	$17,943	$178,408
Impairment of goodwill and intangible assets				(415,491)
Depreciation and amortization				(103,586)
Corporate and Other				(54,050)
Interest expense				(124,120)
Foreign exchange gain				782
Other income, net				994
Loss before income taxes				$(517,063)
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
The following table sets forth key expenses disaggregated by reportable segment for the nine months ended September 27, 2025:

($ Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$1,867,512	$894,750	$1,283,765	$4,046,027
Intersegment sales	680	3,495	—	4,175
Reportable segment net sales	1,868,192	898,245	1,283,765	4,050,202
Segment cost of sales(1)	(1,506,463)	(647,560)	(919,234)	(3,073,257)
Segment selling, general and administrative expenses(2)	(189,214)	(79,006)	(191,873)	(460,093)
Reportable segment adjusted EBITDA	$172,515	$171,679	$172,658	$516,852
Impairment of goodwill and intangible assets				(372,323)
Depreciation and amortization				(339,190)
Corporate and Other				(135,401)
Interest expense				(363,519)
Bargain purchase gain				47,840
Foreign exchange gain				605
Other income, net				2,362
Loss before income taxes				$(642,774)
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

The following table sets forth key expenses disaggregated by reportable segment for the nine months ended September 28, 2024:

($ in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$1,877,248	$960,299	$1,103,798	$3,941,345
Intersegment sales	459	3,898	—	4,357
Reportable segment net sales	1,877,707	964,197	1,103,798	3,945,702
Segment cost of sales(1)	(1,471,180)	(685,037)	(828,099)	(2,984,316)
Segment selling, general and administrative expenses(2)	(178,979)	(84,064)	(146,958)	(410,001)
Reportable segment adjusted EBITDA	$227,548	$195,096	$128,741	$551,385
Impairment of goodwill and intangible assets				(415,491)
Depreciation and amortization				(296,441)
Corporate and Other				(171,359)
Interest expense				(325,687)
Foreign exchange loss				(6,004)
Other income, net				4,550
Loss before income taxes				$(659,047)
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
The following table sets forth property, plant and equipment, net, and total assets disaggregated by reportable segment:

($ in thousands)	September 27, 2025	December 31, 2024
Property, plant and equipment, net:
Windows & Doors	$345,517	$377,786
Siding & Accessories	187,269	193,235
Metal Solutions	501,225	538,725
Property, plant and equipment, net by reportable segments	1,034,011	1,109,746
Corporate	20,935	17,291
Total property, plant and equipment, net	$1,054,946	$1,127,037

Total assets:
Windows & Doors	$2,544,172	$2,896,080
Siding & Accessories	1,757,327	1,810,815
Metal Solutions	1,925,425	1,631,139
Total assets by reportable segment	6,226,924	6,338,034
Corporate	309,626	347,112
Total assets	$6,536,550	$6,685,146

Note 15 — Supplemental Cash Flow Information
The following table sets forth supplemental cash flow information:

	Nine Months Ended
($ in thousands)	September 27, 2025	September 28, 2024
Supplemental cash flow information:
Interest paid, net of interest rate swaps	$317,741	$264,879
Income taxes paid	$690	$88,150
Capital expenditures included within accounts payable	$2,621	$5,323

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
•Our ability to identify and develop relationships with a sufficient number of qualified suppliers to mitigate risk in the event a significant supplier experiences a significant production or supply chain interruption, or the supplier experiences quality and/or sourcing issues;
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
•Implementation and necessary maintenance and/or replacement(s) to our enterprise resource planning technologies;
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
Our operations are organized as three reportable segments, which we have renamed as follows: Windows & Doors (formerly “Aperture Solutions”), Siding & Accessories (formerly “Surface Solutions”) and Metal Solutions (formerly “Shelter Solutions”). We renamed our reportable segments to better reflect our portfolio and services and to provide greater clarity to investors and stakeholders, including our customers. There was no change in the composition of our reportable segments. We have:
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
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated and the changes between periods:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,442,788	$1,431,356	$4,046,027	$3,941,345
Gross profit	274,306	276,562	823,156	827,249
% of net sales	19.0%	19.3%	20.3%	21.0%
Selling, general and administrative expenses	255,559	255,790	780,895	743,664
% of net sales	17.7%	17.9%	19.3%	18.9%
Impairment of goodwill and intangible assets	372,323	415,491	372,323	415,491
Loss from operations	(353,576)	(394,719)	(330,062)	(331,906)
% of net sales	(24.5)%	(27.6)%	(8.2)%	(8.4)%
Interest expense	(123,993)	(124,120)	(363,519)	(325,687)
Bargain purchase gain	47,840	—	47,840	—
Foreign exchange gain (loss)	(3,135)	782	605	(6,004)
Other income, net	892	994	2,362	4,550
Loss before income taxes	(431,972)	(517,063)	(642,774)	(659,047)
Income tax (benefit)	(75,991)	(40,029)	(116,201)	(56,219)
Net loss	$(355,981)	$(477,034)	$(526,573)	$(602,828)
Non-GAAP financial measure – Adjusted EBITDA*	$146,031	$147,049	$416,380	$451,847
% of net sales	10.1%	10.3%	10.3%	11.5%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales increased $11.4 million, or 0.8%, for the three months ended September 27, 2025, compared to the comparable prior year period, mainly due to the strategic acquisitions of Mueller Supply Company, Inc. (“Mueller”) in July 2024 and Metal Sales Manufacturing Corporation (“Metal Sales”) in September 2025, partially offset by lower volumes across the Windows & Doors and Siding & Accessories reportable segments due to constrained market conditions.
Net sales increased $104.7 million, or 2.7%, for the nine months ended September 27, 2025 compared to the comparable prior year period, mainly due to the strategic acquisitions of Harvey Building Products Corp. (“Harvey”) in April 2024, Mueller, and Metal Sales, partially offset by lower volumes across all reportable segments due to constrained market conditions.
Gross profit as a percentage of net sales was 19.0% for the three months ended September 27, 2025, compared to 19.3% for the comparable prior year period, and 20.3% for the nine months ended September 27, 2025 compared to 21.0% for the comparable prior year period. The decrease in margin was primarily driven by lower average selling price, higher manufacturing input costs due to inflation and reduced operating leverage resulting from lower sales volume.

Selling, general and administrative expenses decreased $0.2 million, for the three months ended September 27, 2025, compared to the comparable prior year period, due to a decrease in non-personnel costs driven by cost management efforts across all reportable segments and a reduction in sales and incentive compensation related costs due to reduced volumes, excluding acquisition impacts.
Selling, general and administrative expenses increased $37.2 million for the nine months ended September 27, 2025 compared to the comparable prior year period. The Company incurred higher employee related expenses and depreciation and amortization during the current year primarily due to the acquisitions of Harvey and Mueller during 2024. These increases are partially offset by a reduction in sales and incentive compensation related costs due to reduced volumes, excluding acquisition impacts.
Impairment of goodwill and intangible assets consists of impairment charges for goodwill of $372.3 million related to our Windows & Doors–U.S. reporting unit for the three and nine months ended September 27, 2025. During the three and nine months ended September 28, 2024, impairment charges for goodwill and intangible assets of $415.5 million primarily related to our Siding & Accessories–U.S. reporting unit, in addition to our Siding & Accessories–Stone and Windows & Doors–U.S reporting units.
Interest expense (benefit) decreased $0.1 million for the three months ended September 27, 2025, compared to the comparable prior year period and increased $37.8 million for the nine months ended September 27, 2025 compared to the comparable prior period.
The following table sets forth the components of interest expense:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest on outstanding borrowings	$105,274	$109,861	$308,875	$288,959
Cash impact of interest rate swaps	(8,856)	(12,619)	(26,502)	(38,630)
Amortization of interest rate swap fair value(1)	2,998	2,995	8,853	8,985
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	24,618	23,265	71,599	65,644
Other	(41)	618	694	729
Total interest expense	$123,993	$124,120	$363,519	$325,687
(1)The fair value adjustments were made in connection with the Merger in July 2022.
Bargain purchase gain of $47.8 million represents the excess of the fair value of the net assets acquired in our acquisition of Metal Sales over the consideration transferred to the seller, and largely was attributable to the fair value of the real property acquired. The Company believes the bargain purchase gain resulted from an opportunistic transaction.
Foreign exchange gain (loss) was $3.1 million of losses for the three months ended September 27, 2025, compared to $0.8 million of gains for the three months ended September 28, 2024 and $0.6 million of gains for the nine months ended September 27, 2025 compared to $6.0 million of losses for the nine months ended September 28, 2024. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Other income, net, decreased $0.1 million for the three months ended September 27, 2025, compared to the comparable prior year period, and decreased $2.2 million for the nine months ended September 27, 2025, compared to the comparable prior period. These fluctuations are mainly due to changes in interest income earned on our cash and cash equivalents year over year.
Income tax benefit increased $36.0 million for the three-month period ended September 27, 2025 compared to the comparable prior period and increased $60.0 million for the nine months ended September 27, 2025 compared to the comparable prior period. The change was mainly due to a decrease in pre-tax book losses during the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, offset by the bargain purchase gain in 2025, and the tax impacts of the current period goodwill impairment.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which we expect will lead to lower cash tax payments for 2025. The Company continues to evaluate the impact on its overall financial position.

Reportable Segment Results of Operations
The following table sets forth the continuing results of operations for our reportable segments:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reportable segment net sales:
Windows & Doors	$644,647	$674,568	$1,868,192	$1,877,707
Siding & Accessories	332,412	351,381	898,245	964,197
Metal Solutions	467,120	407,051	1,283,765	1,103,798
Intersegment net sales	(1,391)	(1,644)	(4,175)	(4,357)
Total net sales	$1,442,788	$1,431,356	$4,046,027	$3,941,345

Net sales, third party customers:
Windows & Doors	$644,325	$674,398	$1,867,512	$1,877,248
Siding & Accessories	331,343	349,907	894,750	960,299
Metal Solutions	467,120	407,051	1,283,765	1,103,798
Total net sales	$1,442,788	$1,431,356	$4,046,027	$3,941,345

Reportable segment adjusted EBITDA*
Windows & Doors	$50,228	$83,044	$172,515	$227,548
Siding & Accessories	72,457	77,421	171,679	195,096
Metal Solutions	54,594	17,943	172,658	128,741
Corporate and Other	(46,245)	(54,050)	(135,401)	(171,359)
Impairment of goodwill and intangible assets	(372,323)	(415,491)	(372,323)	(415,491)
Depreciation and amortization	(112,287)	(103,586)	(339,190)	(296,441)
Income (loss) from operations	$(353,576)	$(394,719)	$(330,062)	$(331,906)
* Refer to Non-GAAP Financial Measures for further discussion.
Windows & Doors
The following table sets forth the continuing results of operations for the Windows & Doors reportable segment:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reportable segment net sales:	$644,647	$674,568	$1,868,192	$1,877,707
Net sales, third party customers:	$644,325	$674,398	$1,867,512	$1,877,248
Reportable segment adjusted EBITDA*	$50,228	$83,044	$172,515	$227,548
% of net sales	7.8%	12.3%	9.2%	12.1%
Depreciation and amortization	$50,107	$47,829	$154,305	$134,093
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended September 27, 2025 decreased $29.9 million, or 4.4%, and for the nine months ended September 27, 2025 decreased $9.5 million, or 0.5% mainly driven by lower volumes and unfavorable price net of inflation, partially offset by the strategic acquisition of Harvey in April 2024.
Reportable segment adjusted EBITDA for the three months ended September 27, 2025 decreased $32.8 million and for the nine months ended September 27, 2025 decreased $55.0 million, mainly driven by lower volumes and an unfavorable price net of inflation, partially offset by favorable product mix, manufacturing net efficiencies and the strategic acquisition of Harvey in April 2024.

Siding & Accessories
The following table sets forth the continuing results of operations for the Siding & Accessories reportable segment:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reportable segment net sales:	$332,412	$351,381	$898,245	$964,197
Net sales, third party customers:	$331,343	$349,907	$894,750	$960,299
Reportable segment adjusted EBITDA*	$72,457	$77,421	$171,679	$195,096
% of net sales	21.9%	22.1%	19.2%	20.3%
Depreciation and amortization	$25,574	$23,785	$76,533	$75,738
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended September 27, 2025 decreased $19.0 million, or 5.4%, and for the nine months ended September 27, 2025 decreased $66.0 million or 6.8%, primarily driven by lower volumes, partially offset by favorable product mix.
Reportable segment adjusted EBITDA for the three months ended September 27, 2025 decreased $5.0 million, and for the nine months ended September 27, 2025 decreased $23.4 million, mainly driven by lower volumes and material inflation, partially offset by manufacturing net efficiencies and decreased selling, general and administrative expenses.
Metal Solutions
The following table sets forth the continuing results of operations for the Metal Solutions reportable segment:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reportable segment net sales:	$467,120	$407,051	$1,283,765	$1,103,798
Net sales, third party customers:	$467,120	$407,051	$1,283,765	$1,103,798
Reportable segment adjusted EBITDA*	$54,594	$17,943	$172,658	$128,741
% of net sales	11.7%	4.4%	13.4%	11.7%
Depreciation and amortization	$35,288	$30,941	$104,415	$84,089
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment sales for the three months ended September 27, 2025 increased $60.1 million, or 14.8%, and for the nine months ended September 27, 2025 increased $180.0 million, or 16.3%, mainly driven by the strategic acquisitions of Mueller in July 2024 and Metal Sales in September 2025, partially offset by lower average selling prices.
Reportable segment adjusted EBITDA for the three months ended September 27, 2025 increased $36.7 million, and for the nine months ended September 27, 2025 increased $43.9 million, mainly due to the acquisitions of Mueller in July 2024 and Metal Sales in September 2025 as well as manufacturing net efficiencies partially offset by unfavorable price net of inflation.

Corporate and Other
The following table sets forth the continuing operations for Corporate:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Corporate costs	$31,248	$31,359	$100,472	$99,538
Long-term incentive plan compensation (1)	2,720	462	1,703	15,885
Strategic development and acquisition related costs (2)	1,572	7,986	9,950	21,292
Amortization of acquisition related step-up adjustments (3)	1,740	10,769	5,343	11,949
Facility closure charges and employee separation (4)	947	2,625	2,193	5,382
Other(5)	8,018	849	15,740	17,313
Total Corporate and Other	$46,245	$54,050	$135,401	$171,359
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
(5)Represents charges related to legal fees and settlements, a fair value adjustment related to contingent consideration on the MAC Metal acquisition and non-recurring costs associated with replacing our Chief Executive Officer during the current year.
Corporate costs decreased $0.1 million for the three months ended September 27, 2025, compared to the comparable prior period mainly due to lower non-personnel related costs during the period.
Corporate costs increased $0.9 million for the nine months ended September 27, 2025, mainly due to an increase in Company-wide shared service expenses allocated to the reportable segments.
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation:
Cost of sales	$50,522	$37,933	$146,593	$119,945
Selling, general and administrative expenses	15,533	10,468	39,668	25,112
Total depreciation	66,055	48,401	186,261	145,057
Amortization — Selling, general and administrative expenses	46,232	55,185	152,929	151,384
Total depreciation and amortization	$112,287	$103,586	$339,190	$296,441
Depreciation and amortization increased $8.7 million for the three months ended September 27, 2025 and increased $42.7 million for the nine months ended September 27, 2025, mainly due to the acquisitions of Harvey in April 2024, Mueller in July 2024 and Metal Sales during September 2025.

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
The following table sets forth our total net liquidity position as of September 27, 2025:

(Amounts in thousands)	Amount
Cash and cash equivalents	$181,936
Revolving credit facilities:
Asset-based lending facility(1)(2)	850,000
Cash flow revolving facility	92,000
First-in-last-out tranche asset-based lending facility	95,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	555,000
Letters of credit outstanding and priority payables	68,225
Net credit facility	413,775
Net liquidity	$595,711
(1)    Borrowing availability under the ABL Facilities is determined based on specified percentages of the value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is also reduced by issuance of letters of credit.
(2)    In October 2025, we repaid $25.0 million of our outstanding borrowings under our asset-based lending facility.
Cash Flows

	Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024
Net cash flows used in operating activities	$(116,265)	$(177,562)
Net cash flows used in investing activities	$(293,302)	$(1,080,565)
Net cash flows from financing activities	$431,512	$946,540
Cash Flows Used in Operating Activities
Net cash used in operating activities was $(116.3) million for the nine months ended September 27, 2025, a decrease from the $(177.6) million used in operations in the prior year. The decrease is due to lower income taxes paid, offset by lower cash-based results from operations.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $(293.3) million for the nine months ended September 27, 2025 compared to $(1,080.6) million used in investing activities for the nine months ended September 28, 2024. The $787.3 million decrease is driven by the acquisitions of Harvey and Mueller during the prior year partially offset by the acquisitions of Metal Sales and Cold Rolled Steel during the current year and reduced spending on capital expenditures during the current year compared to the prior year.

Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash from financing activities was $431.5 million for the nine months ended September 27, 2025 compared to $946.5 million from financing activities for the nine months ended September 28, 2024. The decrease of $515.0 million in net cash provided is driven by a decrease of $502.5 million in net borrowings from our term loan facility in the current year, $500.0 million in long-term borrowings through the issuance of the 9.500% Senior Secured Notes during the prior year and a payment of contingent consideration of $11.5 million made during the nine months ended September 27, 2025 as part of the acquisition of MAC Metal, partially offset by an increase of $255.0 million in net borrowings under our revolving credit facilities in the current year and a dividend payment of $231.6 million made to Camelot Parent during the prior year.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of September 27, 2025 the Company had total future lease payments of $648.5 million, with $94.8 million payable within 12 months.
Debt
We have certain debt instruments outstanding. As of September 27, 2025 the Company had total future payments of $5.4 billion, with $42.5 million payable within 12 months. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information.
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

Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(355,981)	$(477,034)	$(526,573)	$(602,828)
Interest expense	123,993	124,120	363,519	325,687
Bargain purchase gain	(47,840)	—	(47,840)	—
Foreign exchange (gain) loss	3,135	(782)	(605)	6,004
Other income, net	(892)	(994)	(2,362)	(4,550)
Income tax (benefit)	(75,991)	(40,029)	(116,201)	(56,219)
Loss from operations	(353,576)	(394,719)	(330,062)	(331,906)
Depreciation and amortization	112,287	103,586	339,190	296,441
Impairment loss on goodwill and intangible assets	372,323	415,491	372,323	415,491
Long-term incentive plan compensation(1)	2,720	462	1,703	15,885
Strategic development and acquisition related costs (2)	1,572	7,986	9,950	21,292
Amortization of acquisition related step-up adjustments(3)	1,740	10,769	5,343	11,949
Facility closure charges and employee separation(4)	947	2,625	2,193	5,382
Other(5)	8,018	849	15,740	17,313
Adjusted EBITDA	$146,031	$147,049	$416,380	$451,847
(1)Represents charges related to the Company’s equity-based compensation plans.
(2)Costs related to strategic projects, acquisitions and merger activity.
(3)Costs associated with non-cash purchase accounting valuations for lease right-of-use assets and inventory.
(4)Represents charges related to the Company’s manufacturing footprint and certain employee separation costs.
(5)Represents charges related to legal fees and settlements, a fair value adjustment related to contingent consideration on the MAC Metal acquisition and non-recurring costs associated with replacing our Chief Executive Officer during the current year.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 14 included herein, for the reconciliation of reportable segment adjusted EBITDA to loss before income taxes. Reportable segment adjusted EBITDA is the only measure of segment profit used by our chief operating decision maker.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 27, 2025. Refer to the 2024 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the nine months ended September 27, 2025. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2025. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of September 27, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*†10.1	Employment Agreement between Cornerstone Building Brands, Inc. and Gunner Smith, dated July 15, 2025
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: November 7, 2025	By:	/s/ Jeffrey S. Lee
Jeffrey S. Lee
Executive Vice President and Chief Financial Officer

Date: November 7, 2025	By:	/s/ Tina Beskid
Tina Beskid
Senior Vice President and Chief Accounting Officer