Form 10-K
period 2025-12-31
Cornerstone Building Brands, Inc.
filed 2026-03-12
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
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

FORWARD LOOKING STATEMENTS
This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” “target” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•Challenging macroeconomic conditions affecting the residential new construction and the repair and remodel end markets and the commercial construction market;
•Commodity price volatility or limited availability of raw materials, including steel, polyvinyl chloride (“PVC”) resin, aluminum, and glass due to supply chain disruptions, including the impact of recently imposed tariffs;
•The macroeconomic inflationary environment and the impact on demand for our products and services;
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
•Damage to our computer infrastructure and software systems or the unsuccessful adoption or incorporation of new technology, such as artificial intelligence;
•Implementation and necessary maintenance and/or replacement(s) to our enterprise resource planning technologies;
•Our ability to remediate a material weakness in our internal control over financial reporting and maintain an effective system of internal control over financial reporting;

•Challenges resulting from import and trade restrictions, including tariffs imposed by the second Trump administration, which may have varying impacts on our business and results of operations;
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

PART I

Item 1. Business.
Our Company
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands”, together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a holding company incorporated in the State of Delaware. We are a leading manufacturer of exterior building products in North America and serve residential and commercial customers across both the new construction and repair and remodel markets.

Our operations are organized as three reportable segments: Windows & Doors, Siding & Accessories, and Metal Solutions. We have:
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

Build on Cornerstone Building Brands customer-centric culture and sales excellence. We have a long track record of developing and maintaining deep and lasting channel partnerships. Our customers look to us not only for our product quality, performance, and breath of our product offering, but for our service and responsiveness. We have the opportunity to grow organically by continuing to build on our customer-centric culture and amplifying differentiation through top-tier service and quality, as well as new product development. Using a highly collaborative selling approach, we intend to expand in high-growth, higher-margin, highly fragmented market sectors that support mix enrichment, demand superior service and value the reliability and energy efficiency offered by our products.

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

We are focused on simplifying our business through rationalizing our brands and systems, as well as our manufacturing and warehouse footprint. We are delivering on creating more efficient and cost-effective processes by investing in automation, driving procurement savings, improving labor planning and productivity, as well as other improvements that leverage our scale to strengthen our business. At the same time, we remain committed to enhancing the customer experience by delivering superior service, quality, safety and reliability across all touchpoints. We believe these efforts collectively contribute to building a sustainable competitive advantage and strengthening our position as a reliable, high quality manufacturing partner.

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
Reportable Segments
We have three reportable segments: Windows & Doors, Siding & Accessories and Metal Solutions. Our reportable segments compete based on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributor, retailer and installer needs, as well as end-user customer preference. Our markets are very competitive. For the year ended December 31, 2025, our top 10 customers accounted for 34% of gross sales, with one customer accounting for 11% of our gross sales. See Note 18 — Reportable Segment and Geographical Information in the Notes to the Consolidated Financial Statements for information on our reportable segments.
Windows & Doors
Our Windows & Doors reportable segment offers a broad line of windows and doors at multiple price tiers for the residential new construction and repair and remodel end-markets primarily in the U.S. and Canada. Our products mainly include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite and fiberglass entry doors. Our product categories and collection of key brands in the Windows & Doors reportable segment includes the following:

Product Categories	Brands
Windows	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line®, Cascade® Windows, Prime Windows, North Star®, EAS®, Harvey®, SoftLite® and Thermo-Tech®.
Doors	Ply Gem®, Simonton®, Atrium®, American Craftsman®, Silver Line®, North Star®, EAS®, Harvey®, SoftLite® and Thermo-Tech®
We sell our windows and doors through multiple distribution channels. Our residential new construction product lines are sold across a diversified customer base, which includes independent building products dealers, regional and national lumberyards, homebuilders and contractors, and retail home centers. Our residential repair and remodel window products are primarily sold through one-step distributors, retail home centers, and independent home improvement dealers and retail home centers. Dealers typically market directly to homeowners or contractors in connection with remodeling requirements, while distributors focus primarily on selling to builders, contractors and local independent retailers. We are a key supplier to the nation’s largest homebuilders and have deep relationships across all channels in the category with a portfolio of leading brands.
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

The North American window and patio door market remains highly fragmented. The Windows & Doors reportable segment’s main competitors include national brands such as Jeld-Wen, Pella, MI and Andersen, and regional brands such as PGT, United and Provia. Competitors in Canada include Jeld-Wen, All Weather at Home and numerous regional brands. We generally compete on aesthetics, quality, price, service, product performance, breadth of product offerings and responsiveness to distributors’, retailers’ and installers’ needs. We believe all our products are competitively priced and that we are one of the few manufacturers to serve all end markets and price points on a national basis.
Siding & Accessories
Our Siding & Accessories reportable segment offers a broad suite of exterior solutions and accessories at multiple price tiers for the residential new construction and repair and remodel end markets as well as stone installation services. Our product categories and collection of key brands in the Siding & Accessories reportable segment include the following:

Product Categories	Brands
Siding and accessories	Ply Gem®, Mastic®, Mitten®, Variform®, MAC Metal Architectural® and TrueWall®
Cellular PVC trim	Ply Gem®
Vinyl fencing and railing	Ply Gem®
Stone veneer	Ply Gem®, Stoneworks®
Gutter & Gutter protection	Ply Gem®, Leaf Relief®, Leaf Smart®, Leaf Logic®
We sell our Siding & Accessories products mainly through wholesale and specialty distributors, retail home centers, manufactured housing producers, homebuilders, and contractors. We have an extensive network of independent dealers and distributors serving contractors and homebuilders nationwide. We believe we are well-positioned in the specialty distributor channel with many of the largest and most successful distributors in the industry. In Canada, our products are distributed nationwide, mainly through our distribution centers and to retail home centers, lumberyards and contractors.
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
Metal Solutions
Our Metal Solutions reportable segment designs, engineers, manufactures and distributes an extensive line of building products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers.
We believe we maintain leading positions across all our key product categories in this reportable segment and we believe that our brands, many of which have been in use for several decades, are well-recognized by our customers and industry associations. Our principal products in this reportable segment include:
Metal Building Systems – Metal building systems consist of pre-engineered structural members and panels that are fabricated and roll-formed in a factory. These systems are custom designed and engineered to meet project requirements and then shipped to a construction site complete and ready for assembly with no additional field welding required. Pre-engineered building systems manufacturers design an integrated system that meets applicable building code and designated end use requirements. These systems consist of primary structural framing and secondary structural members (purlins and girts) and can be designed for metal roof and wall systems or conventional wall materials manufactured by others, such as masonry and concrete tilt-up panels.
Our metal building systems, including Hypersteel and Simplisteel simple metal buildings, are sold predominately through the Metallic Building Systems, Ceco Building Systems, Star Building Systems, Robertson Building Systems, and Mueller brands.
Metal Roofing and Wall Systems – These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural, rural and residential uses. Metal panels, trim and components are used in a wide variety of construction applications, and includes but is not limited to purlins and girts, exposed and concealed fastened roof and wall panels, standing seam roofing, trim and accessories.

Our residential metal roofing and wall systems are sold predominantly under key brands including Union Corrugating Company, American Building Components and Metal Sales brands. Our commercial and architectural metal components are sold predominately under the MBCI brand.
Our Retail Direct business is comprised of the Fortify Building Solutions and Mueller brands. This business sells simple metal buildings including pole barns, Hypersteel cold formed buildings and low-to-mid complexity pre-engineered metal buildings, metal roofing and some third party produced products to residential and commercial retail customers through a network of branch locations.

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
We compete with a number of other national and regional manufacturers of metal components and pre-engineered building systems for the commercial and residential building industries.
Other Information
Manufacturing and Distribution
We employ a multichannel distribution strategy with 229 manufacturing and warehouse facilities across North America. Our broad distribution network enables us to serve customers across all 50 U.S. states, all 10 Canadian provinces and other select international jurisdictions. Our integrated footprint enhances our ability to serve and develop deeper customer relationships across both our residential and commercial end markets. The breadth of diversification across our business, from what we sell, to where we sell and to whom we sell, enables significant resiliency in our business model by insulating us from any negative trends or fluctuations in any single market segment, distribution channel, customer segment or product category.

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
Human Capital Resources
At December 31, 2025, we employed more than 19,400 full-time and part-time employees (excluding contract workers), with 78% of our workforce composed of hourly production, manufacturing, shipping, customer service and other employees. Approximately 2,000 employees work under collective bargaining agreements. Our current agreements expire in 2027 and 2028.

Corporate stewardship is a responsibility that is deeply embedded in our long brand history. We believe our employees drive our business and our ability to effectively serve our customers and sustain our competitive position. We endeavor to create an environment that keeps our employees safe, treats them with dignity and respect, and fosters a culture of high performance. We do this through the programs summarized below, the objective and related risk of each is overseen by our Board of Directors or its committees.
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
To succeed in an ever-changing and competitive labor market, we have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include among other things: (i) promoting health and safety, (ii) providing market-competitive compensation and benefit programs, (iii) emphasizing performance management and career development, and (iv) championing an inclusive work environment. Further information is available in our 2024 Corporate Governance & Responsibility Report available on our website.
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
Our talent strategy is focused on having the right people with the right skills in the right roles supporting a consistent and compelling employee experience. We believe this enables us to exceed our customers’ expectations and allows our people to develop and increase their career opportunities. Our talent management process:
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
Environmental Matters
Sustainability
We are well-positioned to positively contribute to the communities we serve as we strive to deliver an unmatched customer experience for our partners in the exterior building products market to support the growth of North America’s housing, remodeling and construction industries.

We recognize our responsibility as a provider of building solutions to communities across North America to integrate sustainability into our products and business operations.

In 2025, we continued our sustainability journey by collecting data for key sustainability metrics, implementing SaaS applications to operationalize our sustainability data, and engaging our supply chain on sustainability focused initiatives. We also continued to focus on a climate-positive future through advancing energy and water conservation initiatives, increasing landfill diversion and promoting responsible sourcing practices while upholding our role as stewards of the environment. By addressing energy use and operational environmental impacts, we seek to have a positive impact for both our stakeholders, customers and the planet. We are committed to the well-being of our employees, our fence line communities and the customers we serve. We believe that our sustainable business practices provide positive societal benefits for our people, the communities in which we operate and the customers we serve.
As we continue to develop an integrated strategy of financial growth and corporate responsibility for the future, we acknowledge that there is still much work to do as we take the next steps on our sustainability journey. Our highest priority is always the safety of our employees. We are committed to conducting our business ethically and with integrity every day.

Environment, Health and Safety Matters
Our operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of our employees and the end-users of our products; regulate the chemicals imported and used in our raw materials and products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, consent orders, requirements to install pollution controls or other abatement equipment, or civil sanctions.
We could be held liable for costs to investigate, remediate, or otherwise address contamination at any real property we have ever owned, operated or used as a disposal site, or at other sites where we or our predecessors may have released hazardous materials. We could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise as a result of violations of (or liabilities under) environmental, health and safety laws, or in connection with releases of hazardous or other materials.

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
We do not believe that compliance with environmental, health and safety laws, including existing requirements to investigate and remediate contamination, will have a material adverse effect on our business, financial condition, or manufacturing processes.
The following are representative environmental, health and safety requirements relating to our operations:
Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state and foreign laws. These laws govern emissions of air pollutants from industrial stationary sources, such as our manufacturing facilities, and impose various permitting, air pollution control, emissions monitoring, recordkeeping and reporting requirements. Such laws may require us to obtain pre-approval to construct or modify our facilities in ways that have the potential to produce new or increased air emissions; obtain and comply with operating permits that limit air emissions or certain operating parameters, or employ best available control technologies to reduce or minimize emissions from our facilities. We may be required to purchase air pollution control equipment to comply with air emissions laws and standards.
Greenhouse Gases. Efforts to mitigate the effects of global climate change has led to federal, state and foreign legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. While GHG regulations generally do not affect our facilities as they are insignificant sources, more stringent federal, regional, state, and foreign laws and regulations relating to global climate change and GHG emissions may be adopted similar to those established in California in recent years. These laws and regulations could impact our facilities, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses, which could reduce demand for our products or cause us to incur additional capital, operating or other costs. Until the timing, scope and extent of any additional future legislation or regulation becomes known, we cannot predict its effect on our business. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, extreme temperatures and other events that could affect our facilities, our supply chain, raw material suppliers, the transportation and distribution of our products, and demand for our products.
Hazardous and Solid Industrial Waste. Our operations generate industrial solid waste, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and foreign laws. RCRA imposes requirements for the handling, storage, treatment, and disposal of hazardous waste. Industrial wastes that we generate in our manufacturing processes, such as used chemicals, may be regulated as hazardous waste, although RCRA has provisions to exempt some of our wastes from this category. However, our non-hazardous and exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA.
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
CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”, commonly known as Superfund), and comparable state and foreign laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for releases of hazardous substances into the environment. These include the current and past owners or operators of sites where hazardous substances were released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills or waste treatment facilities. CERCLA authorizes the U.S. Environmental Protection Agency (“EPA”) and, in certain cases, third parties to take actions in response to threats to the public health and welfare or the environment and to seek to recover remediation costs from the responsible parties.
We currently own or lease, and historically have owned or leased, numerous properties that have extensive histories of industrial operations. Hazardous substances may have been released on, under or from these properties, or on, under or from other locations where hazardous wastes have been disposed. Some of these properties have been owned or operated by third parties who may have released hazardous substances for which we could have liability. We could be required to investigate or remediate contaminated property, perform remedial closure activities, or assess and remediate volatile chemical vapors migrating from soil or groundwater into overlying buildings. Our liability for investigating and remediating contamination could be joint and several and could include damages for impacts to natural resources.

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
Employee Health and Safety. We are subject to the Occupational Safety and Health Act (“OSHA”) and comparable state and foreign laws that regulate the protection of the health and safety of our employees. Among other things, we are required to maintain and make available to our employees, state and local government authorities, and others information about hazardous materials used or produced by our operations.
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

The construction industry is highly sensitive to global, national and regional macroeconomic conditions. The risks associated with our business may become more acute in periods of a slowing economy or economic downturns, which may reduce business and consumer confidence and result in decreased demand for our products. Furthermore, rising or volatile interest rates may further increase economic uncertainty and heighten these risks. In addition, instability and weakness of the U.S. and global economies, including due to disruptions to financial markets, inflation, actual or perceived economic downturns, rising unemployment, geopolitical events, changes in trade laws, the effects of governmental initiatives to management economic conditions, and the potential negative effects on consumer spending, may materially adversely affect our business, financial condition and results of operations. Changes in, or the adoption of, new laws, regulations and policies that may be enacted in the U.S. or elsewhere could also materially and adversely affect our business, financial condition and results of operations.

Our residential business depends heavily on the new home construction and repair and remodel markets. Our commercial business depends heavily on the levels of commercial construction activity. Current market estimates continue to forecast high levels of volatility in 2026, including greater and faster-than-normal changes in factors such as interest rates, inflation, business and consumer confidence, unemployment, and the availability of business and consumer credit. Such volatility could cause declines in the residential and commercial construction activity markets and could lead to decreased demand for and sales of our products, which would have an adverse impact on our business, financial condition and results of operations.

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

Our ability to sell quality products at profitable margins depends in large part on our ability to efficiently operate our facilities. We are implementing initiatives to optimize our operational efficiencies and reduce costs while ensuring superior quality. If we are unsuccessful in implementing these or other initiatives, or are otherwise unable to operate our manufacturing facilities efficiently, produce high quality products and provide value to our customers, our business, financial condition and results of operations could be materially and adversely affected.

Failure to meet customer expectations could adversely affect our business, results of operation and financial condition.

Our business depends on maintaining strong relationships with retailers, distributors, contractors, and end-users of our products. Negative customer experiences, whether due to product quality issues, delayed deliveries, inadequate technical support, or insufficient responsiveness, could materially impact our reputation and competitive position. If we are unable to consistently deliver a positive customer experience, our ability to retain existing customers and attract new ones may be compromised, which could have a material adverse effect on our business and financial condition.

Failure to attract and retain executives and skilled employees could adversely affect our business, results of operation and financial condition.

Our senior management team has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. The loss of any of these individuals or an inability to attract additional qualified personnel could prevent us from implementing our business strategy and could adversely impact our business and our future financial condition or results of operations. In addition, our ability to attract and retain or replace employees is challenging due to a shortage of hourly and technically skilled workers for our manufacturing facilities and a competitive market for non-manufacturing workers. We face intense competition for skilled worker talent to operate our manufacturing facilities, including from current and potential competitors in our industry. As a large-scale manufacturer, our workforce is distributed across North America, and we may incur significant costs to attract and retain employees, particularly in smaller, local markets. If we do not attract and retain the services of individuals to operate our manufacturing facilities, we may experience delays in producing our products, which may result in a reduction in net sales and an adverse effect on our business, results of operations and financial condition. In addition, if we are not successful in attracting and retaining the services of non-manufacturing workers, our business, our financial condition and results of operations could be adversely impacted.

Increases in labor costs, potential labor disputes, union organizing activity and work stoppages at our facilities or the facilities of our suppliers and changes in demographics or regulatory conditions could delay or impede our production, reduce sales of our products and increase our costs.

Our ability to attract and retain qualified manufacturing team members to operate our manufacturing plants efficiently is critical to our financial performance. Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2025, about 10% of our employees were represented by labor unions. The collective bargaining agreements with those labor unions will expire in fiscal years 2027 and 2028. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs. Any labor shortage will create operating inefficiencies that could adversely impact our financial performance. In addition, changes in demographic or regulatory conditions in certain geographic markets, including changes in immigration law, may adversely affect our ability or our customers’ ability to maintain an adequately skilled labor force.

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

In our Windows & Doors and Siding & Accessories reportable segments, we compete with other national and regional manufacturers of exterior building products. Some of these companies are larger and have greater financial resources than we do. Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do. Additionally, our products face competition from alternative materials, such as wood; composites and fiberglass in windows; metal; fiber cement; and masonry and composites in siding. In our Metal Solutions reportable segment, we compete with a number of other manufacturers of metal components and engineered building systems ranging from small local firms to large national firms. In addition, we and other manufacturers of metal components and engineered building systems compete with alternative methods of building construction.

Further, vertical consolidation by our competitors may negatively impact our ability to compete. For example, in the past several of our competitors in the Metal Solutions reportable segment were acquired by steel producers. Competitors owned by steel producers may have a competitive advantage on raw materials that we do not enjoy. Steel producers may prioritize deliveries of raw materials to such competitors or provide them with more favorable pricing, both of which could enable them to offer products to customers at lower prices or accelerated delivery schedules.

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

Our business is heavily dependent on the price and supply of raw materials including steel, PVC resin, aluminum and glass. Raw material prices have been volatile in recent years and may remain volatile in the future. Raw material prices are influenced by numerous factors beyond our control, including general domestic and international economic conditions; currency fluctuations; supply constraints; competition; labor costs; freight and transportation costs; production costs; and tariffs, import duties and other trade restrictions. For example, the second Trump administration has imposed, and has proposed additional, broad tariffs on all imports, including finished goods, steel and aluminum, as well as targeted tariffs on certain trading partners. The current tariffs, along with any future tariffs and trade restrictions that may be implemented by the second Trump administration, could result in reduced overall economic activity and increased costs in operating our business. See Risk Factor, “We face risks related to our international operations.”

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

Our Windows & Doors and Siding & Accessories reportable segments depend on a core group of significant customers for a substantial portion of net sales and we expect this to continue for the foreseeable future. For the year ended December 31, 2025, the top 10 customers accounted for 51% of gross sales in Windows & Doors and 53% of gross sales in Siding & Accessories. The loss of, or a significant adverse change in our relationships with our largest customers, or loss of market position of any major customer, whether because of an inability to successfully develop new products or improve existing products, or otherwise, could cause a material decrease in net sales. The loss of, or a reduction in orders, from any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or an inability to collect accounts receivable from any major customer could adversely impact our net sales and profitability. In addition, net sales from customers that have accounted for significant net sales in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Our operations include 113 manufacturing facilities and 116 distribution and warehouse facilities located throughout North America (see “Item 2. Properties” for additional information). As a result, our operations are subject to various federal, state, local and foreign environmental, health and safety (“EHS”) laws. Among other things, these laws (i) regulate the emissions and discharges of pollutants into the environment, (ii) govern the use, storage, treatment, disposal and management of hazardous materials and wastes, (iii) protect the health and safety of our employees, the end-users of our products, and the general public, (iv) regulate the chemicals imported and used in our raw materials and products, and (v) impose liability for the costs of investigating and remediating present and past releases of hazardous materials and other related damages. Violations of these laws or of any conditions contained in environmental permits could result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or other equipment, civil sanctions, and in extreme cases, criminal sanctions, permit revocations, and facility shutdowns. We could be held liable for the costs to investigate, remediate or otherwise address contamination at any real property we have historically owned or, operated, at third party sites contracted for waste disposal, or at sites where predecessors released hazardous materials. We also could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise because of violations of or liabilities under EHS laws or in connection with releases of hazardous materials. In addition, changes in or new interpretations of existing EHS laws, regulations or enforcement policies, the discovery of previously unknown environmental contamination, or the imposition of other environmental liabilities or obligations in the future, in each case with respect to our operations, products or business activities, may lead to additional costs that could have a material adverse effect on our business, financial condition or results of operations. We cannot predict whether such liabilities or obligations will arise in the future or the scope thereof.

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

We are dependent upon information technology (whether our own or those of our third-party service providers) for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses, security breaches and defects in design. Purchase of our products may involve the transmission or storage of data, including in certain instances customers’ business and personally identifiable information. We also hold the sensitive personal data of our current and former employees, as well as proprietary information of our business, including strategic plans and intellectual property. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers and employees, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information.

We and our third-party service providers have in the past experienced, and may in the future face, hackers, cybercriminals or others gaining unauthorized access to, or otherwise misusing, our systems to misappropriate our proprietary information and technology, interrupt our business, or gain unauthorized access to confidential information. For example, in August 2020, we detected a ransomware attack impacting certain of our operational and information technology systems. Promptly upon our detection of the attack, we launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response professionals. While we were able to recover our critical operational data and business systems, there is no guarantee that we will have similar success with an attack in the future should one occur. Any such future attack could lead to the public disclosure of customer or employee data, our trade secrets or other intellectual property, or material financial and other information related to our business. The release of any of this information could have a material adverse effect on our business, reputation, and financial condition.

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

We have invested in protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party service providers’ databases or systems that could adversely affect our business and financial condition.

Damage to our computer infrastructure and software systems or the unsuccessful adoption or incorporation of new technology, such as artificial intelligence (“AI”), could harm our business.

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

In addition, we may incorporate new technology, automation and traditional and generative AI solutions into our information systems, products, offerings, services and features, and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers’ systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. If the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such programs misuse proprietary or confidential information or infringe third-party rights, our business, financial condition, and results of operations and our reputation may be adversely affected. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate ongoing advancements into our AI initiatives, including access to the licensing of key intellectual property from third parties. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our competition may have access to greater financial and technological resources, giving them a competitive advantage in recruiting, motivating, and retaining sought-after AI professionals. There are legal and regulatory risks associated with the implementation of AI solutions, including compliance costs and enforcement exposure. Additionally, AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Our enterprise resource planning technologies (“ERP Systems”) will require maintenance or replacement in order to allow us to continue to operate and manage critical aspects of our business.

We rely heavily on ERP Systems from third parties in order to operate and manage critical internal functions of our business, including accounting, order management, procurement, and transactional entry and approval. Certain of our ERP Systems are no longer supported by their vendor, are reaching the end of their useful life or are in need of significant updates to adequately perform the functions we require. We have limited access to support for older software versions and may be unable to repair the hardware required to run certain ERP Systems on a timely basis due to the unavailability of replacement parts. In addition, we face operational vulnerabilities due to limited access to software patches and software updates on any software that is no longer supported by their vendor. We have started implementing a multi-year plan to upgrade and rationalize the hardware and software platforms used in our ERP Systems.

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

We have identified material weaknesses in our internal control over financial reporting and, if our remediation of these material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our results of operations.

We have identified the following deficiencies in our control activities that constitute material weaknesses either individually or in the aggregate, as of December 31, 2025. The Company did not design, implement and maintain effective information technology general controls for information systems and applications or related business process controls, including journal entry controls, at Harvey Building Products Corp. and Mueller Supply Company, Inc., each of which were acquired in 2024. The presence of this material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements could occur and not be prevented or detected on a timely basis. However, no such material misstatement has occurred to date.

We are taking steps to address the control issues related to these business units, including the development of a remediation plan.

Additionally, in the course of preparing our financial statements for the interim period ended September 28, 2024, management identified a material weakness in our internal control over financial reporting that arose from the ineffective application of the software development life cycle (“SDLC”) information technology general control, and existed due to the implementation of a new ERP System within the Metal Solutions reportable segment. The presence of this material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. However, no such material misstatement has occurred to date.

We have taken and continue to take steps to address the control issues identified related to the SDLC information technology general control, including the implementation of a remediation plan. The remediation plan includes (i) retaining an outside firm with expertise in the design and execution of SDLCs to examine our control design, perform a root cause analysis, and advise on changes in the design of our controls and procedures and implementation of our remediation activities, (ii) completing a post-implementation review of the ERP System that led to the material weakness, (iii) updating and implementing a more comprehensive SDLC policy document, including standardized templates, (iv) establishing a formal governance structure to be adhered to for each qualified SDLC project, and (v) conducting targeted training to reinforce policy updates and foster awareness.

While we believe that these efforts will remediate the material weakness identified related to the SDLC information technology general control, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness over a sustained period of financial reporting cycles.

We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or that we will not uncover additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis. If such material misstatements were not prevented or detected on a timely basis, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our results of operations, which could have a material adverse effect on our business, results of operations, and financial condition.

We may be significantly affected by new or stricter regulatory standards on sustainability matters, and by global climate change.

We expect that regulatory standards on topics such as climate change, greenhouse gas (“GHG”) emissions, water usage, waste management, human capital, and risk oversight will continue to evolve. Implementation of new and/or stricter regulatory standards could expand the nature, scope, and complexity of what we are required to comply with, control, assess, and report. Such changes could increase the cost of our compliance and internal risk management programs, which could have a material adverse effect on our business, results of operations, and financial condition.

For example, in recent years, the State of California has passed various climate legislation that requires or in the future will require certain U.S. companies with business activities in California to provide disclosures related to their GHG emissions, climate-related financial risks and any voluntary carbon offsets or climate related claims. While enforcement of the California legislation remains uncertain, such legislation, and any adoption of similar regulations in other U.S. states and/or Canada and Mexico, may increase the resources we will need to allocate for compliance. In addition, any other future, more stringent federal, regional, state and foreign laws and regulations relating to global climate change and GHG emissions, if adopted, could impact our manufacturing operations, raw material suppliers, the transportation and distribution of our products, and our customers’ businesses.

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

Our operations in Canada generated 7.5% of our net sales in 2025. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures.

Our international operations require us to comply with certain U.S. and international laws, such as import/export laws and regulations, anti-boycott laws, anti-dumping laws, economic sanctions, laws and regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. Any changes in export control or sanctions regulations may restrict the import or export of certain of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant with all applicable laws and regulations. Any restrictions on the import or export of our products or product lines could have a material and adverse effect on our competitive position, business, financial condition and results of operations.

In recent years, the U.S. government has announced and, in some cases implemented, new approaches to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, such as the

U.S.-Mexico-Canada Agreement (which is up for review in 2026). The second Trump administration has also imposed tariffs, and has proposed additional tariffs, on certain foreign goods, including finished products and raw materials such as steel and aluminum. Although some countries, such as Canada and Mexico, are exempt from certain of these tariffs, and a portion of these tariffs have been temporarily suspended, other parts of these tariffs remain in effect, and it is unclear how long such exemptions or temporary suspensions will remain in effect. These and other changes in U.S. trade policy or in laws and policies governing foreign trade, manufacturing, development and investment in the territories where we currently have international operations, and any resulting negative sentiments toward, or reciprocal tariffs on, the United States as a result could have a material and adverse impact on our business, financial condition and results of operations.

In addition, we operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws has proved challenging historically. We cannot provide absolute assurance that our internal controls and procedures will always prevent reckless or criminal acts by our employees or agents, or that the operations of acquired businesses will have been conducted in accordance with our policies and applicable regulations. If we are found to be liable for violations of these laws (either due to our own acts, out of inadvertence or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, including limitations on our ability to conduct our business, which could have a material and adverse effect on our business, financial condition and results of operations.

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
We evaluate assets on our Consolidated Balance Sheets, including goodwill, intangible and other long-lived assets, annually, in the case of goodwill, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, and external market conditions that would require an impairment test. For example, during the third quarter of the year ended December 31, 2025, we recorded a goodwill impairment charge of $372.3 million related to our Windows & Doors–U.S. reporting unit. During the year ended December 31, 2024, we recognized goodwill impairment losses of $866.1 million, consisting of $496.1 million to our Windows & Doors–U.S. reporting unit, $329.1 million to our Siding & Accessories–U.S. Siding reporting unit and $40.8 million to our Siding & Accessories–Stone reporting unit. In addition, during 2024, we recognized impairment charges at our Siding & Accessories–Stone reporting unit of $32.7 million, $24.2 million and $11.8 million related to intangible assets, property, plant and equipment and right-of-use assets, respectively.
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
See Note 6 – Goodwill and Intangible Assets in our Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for additional information.

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

As of December 31, 2025, we had outstanding principal on long-term debt totaling $4.8 billion.
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

Further, the terms of the Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement (each as defined in Note 9 — Debt), the August 2028 Indenture (as defined below), January 2029 Indenture (as defined below) and August 2029 Indenture (as defined below) provide us and our subsidiaries with the flexibility to incur a substantial amount of additional secured or unsecured indebtedness in the future if we or our subsidiaries are in compliance with certain incurrence ratios set forth therein. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of December 31, 2025, we were able to borrow up to(i) $850.0 million under the ABL Facility (as defined in Note 9 — Debt), (ii) $95.0 million under the ABL FILO Facility (as defined in Note 9 — Debt) and (iii) $92.0 million under the Cash Flow Revolver (as defined in Note 9 — Debt). Borrowings under the ABL Facility, the ABL FILO Facility and the Cash Flow Revolver would be secured.

The Cash Flow Credit Agreement, the ABL Credit Agreement, the Side Car Term Loan Credit Agreement, and the indenture governing the terms of our 8.750% Senior Secured Notes (the “August 2028 Indenture”), the indenture governing the terms of our 6.125% Senior Notes (the “January 2029 Indenture”), and the indenture governing the terms of our and 9.500% Senior Secured Notes (the “August 2029 Indenture”) contain restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.

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

Our indebtedness under the Cash Flow Facilities, the ABL Facilities and the Side Car Term Loan Facility, due August 2028 (each as defined in Note 9 — Debt) bears interest at variable rates, and our future indebtedness may bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. While the Board of Governors of the U.S. Federal Reserve System lowered interest rates slightly multiple times in 2025, it may raise interest rates again in the future based on U.S government policies and/or macroeconomic conditions. As of December 31, 2025, assuming all Cash Flow Revolver and ABL Facilities revolving loans were fully drawn and SOFR exceeded 0.00%, each one percent change in interest rates would result in an approximately $10.4 million change in annual interest expense on the Side Car Term Loan Facility, the Cash Flow Revolver and the ABL Facilities (excluding the impact of any Company hedging arrangements). The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

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

Learning from Threats/Incidents

During the last year we have not identified cybersecurity threats or challenges that have materially impaired our operations or financial condition. Our monthly baselines for cybersecurity are closely tracked and show a continual improvement and reduction of risk over the last three years. Similarly, incident investigations over the same period have reduced in severity and frequency. These internal metrics are consistent with our third-party risk scorecard subscriptions which similarly show a year-over-year improvement in our risk posture over the last three years. See Risk Factor, “Damage to our computer infrastructure and software systems or the unsuccessful adoption or incorporation of new technology, such as artificial intelligence, could harm our business.”

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

Governance and Management

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Director, Cyber Security under the oversight of the Chief Information Officer. With over 20 years in the field of IT and cybersecurity, the Director, Cyber Security has significant professional experience including senior technical leadership roles along with consulting and management roles at public and private companies in the manufacturing, chemical and oil and gas sectors. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. He holds a masters in science degree from the University of Texas at Austin and professional certifications that include a CISSP and an active U.S. Government security clearance. Our Director, Cyber Security oversees our cybersecurity governance programs and leads a team responsible for cybersecurity risk assessment, continuous monitoring for internal and external threats and vulnerabilities, remediation of known risks, and employee cybersecurity training.

Management Oversight

Our Director, Cyber Security and Chief Information Officer are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Keeping senior management abreast of the cybersecurity posture and potential risks facing the Company is viewed as crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Director, Cyber Security leads a team of cybersecurity engineers, manages vendor relationships, and is responsible for implementation and oversight of processes for monitoring enterprise information systems. These processes include the deployment of advanced cybersecurity platforms which continually assess, remediate and provide regular measures and regular system audits so that identified threats and potential vulnerabilities can be addressed. In the event of a cybersecurity incident, the Director, Cyber Security is equipped with our Cybersecurity Incident Response Plan. This plan includes an escalation protocol to ensure Company leaders and the Board of Directors are aware of and can oversee response plans, immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Processes also include escalating potentially material incidents directly to the General Counsel to ensure incidents are reported as required by applicable law and regulation. Both the Board of Directors and the Company’s IT Steering Committee, which is comprised of senior executives, are kept updated on any material incidents, cybersecurity initiatives and the Company’s cybersecurity strategic roadmap.
Item 2. Properties.
Our principal executive office is located in Cary, North Carolina. The following table provides additional information by reportable segment and geography with respect to our principal properties as of December 31, 2025:

	Manufacturing Facilities			Distribution and Warehouse Facilities
	Owned	Leased	Total	Owned	Leased	Total
Windows & Doors	7	30	37	—	24	24
Siding & Accessories	8	7	15	—	35	35
Metal Solutions	44	17	61	44	13	57
Total	59	54	113	44	72	116
U.S.	55	51	106	44	53	97
Canada	3	3	6	—	19	19
Mexico	1	—	1	—	—	—
Total	59	54	113	44	72	116
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
Holders
As of March 12, 2026, there was one holder of the Company’s common stock.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” together with its subsidiaries, unless the context requires otherwise, the “Company”, “we,” “us” or “our”) is a holding company incorporated in the State of Delaware. We are a leading manufacturer of exterior building products in North America by sales and serve residential and commercial customers across both the new construction and repair and remodel markets.
Our mission is to be relentlessly committed to our customers and to create superior exterior building solutions that enable communities to grow and thrive. All references herein for the year “2025” represents the year ended December 31, 2025 and “2024” represents the year ended December 31, 2024.
Our operations are organized in three reportable segments, which are: Windows & Doors, Siding & Accessories, and Metal Solutions. In the third quarter of 2025, we renamed our reportable segments to better reflect our product portfolio and service offerings and to provide greater clarity to investors and stakeholders, including our customers.
•Our Windows & Doors reportable segment offers a broad line of windows and doors at multiple price-points for residential new construction and repair and remodel end markets in the United States (“U.S.”) and Canada. Our main products include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite, and fiberglass entry doors.
•Our Siding & Accessories reportable segment offers a broad suite of products and accessories at multiple price-points for the residential new construction and repair and remodel end markets. Our main products include vinyl siding and accessories, cellular PVC trim, vinyl fencing and railing, stone veneer and gutter protection products.
•In our Metal Solutions reportable segment, we design, engineer, manufacture and distribute an extensive line of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants, distribution centers and retail branches. We define low-rise commercial construction as building applications of up to five stories.
Costs related to other business activities, primarily our corporate headquarters functions, are disclosed separately from the three reportable segments as “Corporate and Other.” See Note 18 – Reportable Segment and Geographical Information, in our Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for additional information.

Significant Business Developments
Our significant business development activities in 2025 and 2024 included:
•In April 2024, we completed the acquisition of Harvey Building Products Corp. (“Harvey”), a manufacturer of high performing windows and doors which include the brands Harvey, Softlite and Thermo-Tech.
•In July 2024, we completed the acquisition of Mueller Supply Company, Inc. (“Mueller”), a leading manufacturer of residential metal roofing and components in steel buildings.
•In September 2025, we completed the acquisition of Metal Sales Manufacturing Corporation (“Metal Sales”), a leading manufacturer of metal building systems and components.
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
Goodwill Impairment
Our 2025 and 2024 results reflect goodwill impairment losses of $372.3 million and $866.1 million, respectively. In the second half of both 2025 and 2024, we assessed the changes in circumstances that occurred during the period to determine if it was more likely than not that the fair values of any reporting units were below their carrying amounts. While there was no single determinative event or factor, the consideration in totality of several factors, including, among others: (i) the recessionary impacts on residential and commercial markets; (ii) elevated interest rates and home affordability concerns, (iii) the potential for new or modified tariffs on steel and aluminum, and (iv) the decline in home equity borrowings is anticipated to have a considerable effect on the repair and remodel market, led us to conclude the impairment tests were necessary.
See Critical Accounting Estimates within this item and Note 6 – Goodwill and Intangible Assets in Item 8, Financial Statements and Supplementary Data, to the consolidated financial statements for additional information.
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

Results of Operations
This section of the Form 10-K includes a comparison of 2025 to 2024. A similar discussion and analysis that compares 2024 to 2023 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Cornerstone Building Brands’ Annual Report on Form 10-K for the year ended December 31, 2024.
The following table represents key results of operations on a consolidated basis for the periods indicated:

	Year Ended
($ Amounts in thousands)	December 31, 2025	December 31, 2024
Net sales	$5,408,660	$5,297,529
Gross profit	1,027,179	1,096,673
% of net sales	19.0%	20.7%
Selling, general and administrative expenses	1,078,554	1,014,733
% of net sales	19.9%	19.2%
Impairment of goodwill, intangible assets and property, plant and equipment	372,323	934,729
Loss from operations	(423,698)	(852,789)
% of net sales	(7.8)%	(16.1)%
Interest expense	(492,058)	(450,188)
Bargain purchase gain	45,819	—
Foreign exchange gain (loss)	2,527	(14,136)
Other income, net	3,377	5,694
Loss before income taxes	(864,033)	(1,311,419)
Income tax benefit	(161,075)	(122,009)
Net loss	$(702,958)	$(1,189,410)
Non-GAAP financial measure – Adjusted EBITDA*	$451,225	$584,522
% of net sales	8.3%	11.0%
* Refer to Non-GAAP Financial Measures for further discussion.
Net sales for 2025 increased $111.1 million, or 2.1%, compared to 2024, mainly due to the strategic acquisitions of Harvey in April 2024, Mueller in July 2024 and Metal Sales in September 2025, partially offset by lower volumes across all reportable segments due to constrained market conditions.
Gross profit as a percentage of net sales was 19.0% for 2025 compared to 20.7% for 2024. The decrease in margin was primarily driven by lower average selling prices, higher manufacturing input costs due to inflation and reduced operating leverage resulting from lower sales volumes.
Selling, general and administrative expenses increased $63.8 million, or 6.3%, for 2025 compared to 2024. The Company incurred higher employee-related expenses and depreciation and amortization during the current year primarily due to the acquisitions of Harvey and Mueller during 2024 and Metal Sales in September 2025. These increases are partially offset by a reduction in sales and incentive compensation related costs due to reduced volumes, excluding acquisition impacts.

Impairment of goodwill, intangible assets and property, plant and equipment for 2025 consists of impairment charges for goodwill of $372.3 million related to our Windows & Doors–U.S. reporting unit. Impairment for 2024 consists of impairment charges for goodwill of $866.1 million, intangibles of $32.7 million, property plant and equipment of $24.2 million and lease right-of-use assets of $11.8 million, primarily related to our Siding & Accessories–U.S. reporting unit, in addition to our Siding & Accessories–Stone and Windows & Doors–U.S reporting units.

Interest expense increased by $41.9 million, or 9.3%, for 2025 compared to 2024. The following table sets forth the components of interest expense:

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024
Interest on outstanding borrowings(1)	$416,837	$398,690
Cash impact of interest rate swaps	(34,255)	(49,349)
Amortization of interest rate swap fair value(2)	12,013	12,112
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(2)	96,705	88,692
Other	758	43
Total interest expense	$492,058	$450,188
(1) Interest expense on outstanding borrowings increased primarily due to the timing of borrowings, as outstanding borrowings were higher for a greater portion of the current year.
(2) The fair value adjustments were made in connection with the Merger in July 2022.
Bargain purchase gain of $45.8 million represents the excess of the fair value of the net assets acquired in our acquisition of Metal Sales over the consideration transferred to the seller, and largely was attributable to the fair value of the real property acquired. The Company believes the bargain purchase gain resulted from an opportunistic transaction.
Foreign exchange gain (loss) for the years 2025 and 2024 are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Other income, net for 2025 decreased $2.3 million compared to 2024 primarily due to a decrease in interest income earned on our cash equivalents year over year.
Income tax benefit effective tax rate was 18.6% in 2025 and 9.3% in 2024. The change was mainly due to a decrease in pre-tax book losses during 2025 compared to 2024, partially offset by the bargain purchase gain in 2025, and the tax impacts associated with the reduction of the goodwill impairment in 2025 compared to the goodwill impairment recorded in 2024.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which led to lower cash tax payments for 2025. The enactment did not have a material impact on our effective tax rate for the year-ended December 31, 2025. The Company continues to evaluate the impact on its overall financial position.

Reportable Segment Results of Operations
The following table sets forth the results of continuing operations for our reportable segments:

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024
Reportable segment net sales:
Windows & Doors	$2,478,455	$2,506,408
Siding & Accessories	1,156,105	1,260,848
Metal Solutions	1,779,704	1,536,431
Intersegment net sales	(5,604)	(6,158)
Total net sales	$5,408,660	$5,297,529

Net sales, third party customers:
Windows & Doors	$2,477,543	$2,505,748
Siding & Accessories	1,151,413	1,255,350
Metal Solutions	1,779,704	1,536,431
Total net sales	$5,408,660	$5,297,529

Reportable segment adjusted EBITDA*
Windows & Doors	$197,061	$297,250
Siding & Accessories	199,803	242,211
Metal Solutions	188,654	178,765
Corporate and Other	(195,403)	(234,629)
Impairment of goodwill, intangible assets and property, plant and equipment	(372,323)	(934,729)
Depreciation and amortization	(441,490)	(401,657)
Loss from operations	$(423,698)	$(852,789)
* Refer to Non-GAAP Financial Measures for further discussion.
Windows & Doors
The following table sets forth the continuing results of operations for the Windows & Doors reportable segment:

	Year Ended
($ Amounts in thousands)	December 31, 2025	December 31, 2024
Reportable segment net sales	$2,478,455	$2,506,408
Net sales, third party customers	$2,477,543	$2,505,748
Reportable segment adjusted EBITDA*	$197,061	$297,250
% of net sales	8.0%	11.9%
Depreciation and amortization	$202,191	$178,486
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for 2025 decreased $28.0 million, or 1.1%, compared to 2024 mainly driven by lower volumes and unfavorable price net of inflation, partially offset by the strategic acquisition of Harvey in April 2024.
Reportable segment adjusted EBITDA for 2025 decreased $100.2 million compared to 2024 mainly driven by lower volumes and material inflation, partially offset by manufacturing net efficiencies and the strategic acquisition of Harvey in April 2024.

Siding & Accessories
The following table sets forth the continuing results of operations for the Siding & Accessories reportable segment:

	Year Ended
($ Amounts in thousands)	December 31, 2025	December 31, 2024
Reportable segment net sales	$1,156,105	$1,260,848
Net sales, third party customers	$1,151,413	$1,255,350
Reportable segment adjusted EBITDA*	$199,803	$242,211
% of net sales	17.3%	19.2%
Depreciation and amortization	$102,589	$103,214
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for 2025 decreased $104.7 million, or 8.3%, compared to 2024 mainly driven by lower volumes, partially offset by favorable product mix.
Reportable segment adjusted EBITDA for 2025 decreased $42.4 million, compared to 2024 mainly driven by lower volumes and material inflation, partially offset by manufacturing net efficiencies and decreased selling, general and administrative expenses.
Metal Solutions
The following table sets forth the continuing results of operations for the Metal Solutions reportable segment:

	Year Ended
($ Amounts in thousands)	December 31, 2025	December 31, 2024
Reportable segment net sales	$1,779,704	$1,536,431
Net sales, third party customers	$1,779,704	$1,536,431
Reportable segment adjusted EBITDA*	$188,654	$178,765
% of net sales	10.6%	11.6%
Depreciation and amortization	$131,474	$116,222
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for 2025 increased $243.3 million, or 15.8%, compared to 2024 mainly driven by the strategic acquisitions of Mueller in July 2024 and Metal Sales in September 2025, partially offset by lower average selling prices.
Reportable segment adjusted EBITDA for 2025 increased $9.9 million, compared to 2024 mainly due to the acquisitions of Mueller in July 2024 and Metal Sales in September 2025. These benefits were largely offset by weaker market conditions and lower average selling prices, net of inflation.

Corporate and Other
The following table sets forth the continuing operations for Corporate and Other:

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024
Corporate costs	$134,293	$133,704
Strategic development and acquisition related costs(1)	21,263	26,399
Long-term incentive plan compensation(2)	6,399	18,648
Amortization of acquisition related step-up adjustments(3)	7,057	17,071
Facility closure charges and employee separation(4)	5,408	9,339
Other(5)	20,983	29,468
Total Corporate and Other	$195,403	$234,629
* Refer to Non-GAAP Financial Measures for further discussion.
(1)Costs related to strategic projects, acquisitions and merger activity.
(2)Represents charges related to the Company’s equity-based compensation plans, including the effects of employee terminations.
(3)Costs associated with non-cash purchase accounting valuations for lease right-of-use assets and inventory.
(4)Represents charges related to the Company’s manufacturing footprint and certain employee separation costs.
(5)Represents charges related to legal fees and settlements, a fair value adjustment related to contingent consideration on the M.A.C. Métal Architectural Inc. (“MAC Metal”) acquisition and non-recurring costs associated with replacing our Chief Executive Officer during the current year.
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024
Depreciation:
Cost of sales	$188,555	$163,193
Selling, general and administrative expenses	57,189	33,854
Total depreciation	245,744	197,047
Amortization - Selling, general and administrative expenses	195,746	204,610
Total depreciation and amortization	$441,490	$401,657
Depreciation and amortization increased by $39.8 million for 2025, mainly due to the acquisitions of Harvey in April 2024, Mueller in July 2024 and Metal Sales in September 2025.
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
Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024
Net loss	$(702,958)	$(1,189,410)
Interest expense	492,058	450,188
Bargain purchase gain	(45,819)	—
Foreign exchange (gain) loss	(2,527)	14,136
Other income, net	(3,377)	(5,694)
Income tax benefit	(161,075)	(122,009)
Loss from operations	(423,698)	(852,789)
Depreciation and amortization	441,490	401,657
Impairment of goodwill, intangible assets and property, plant and equipment	372,323	934,729
Strategic development and acquisition related costs(1)	21,263	26,399
Long-term incentive plan compensation(2)	6,399	18,648
Amortization of acquisition related step-up adjustments(3)	7,057	17,071
Facility closure charges and employee separation(4)	5,408	9,339
Other(5)	20,983	29,468
Adjusted EBITDA	$451,225	$584,522
(1)Costs related to strategic projects, acquisitions and merger activity.
(2)Represents charges related to the Company’s equity-based compensation plans.
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
Liquidity and Capital Resources
Our main liquidity and capital resource needs are payments to service our debt, ongoing operations and working capital requirements, capital expenditures and the cost of acquisitions. Our primary source of liquidity is cash generated from our continuing operations and borrowings under our credit facilities. We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
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

The following table sets forth our total net liquidity position as of December 31, 2025:

(Amounts in thousands)	Amount
Cash and cash equivalents	$135,452
Revolving credit facilities:
Asset-based lending facility(1)	850,000
First-in-last-out tranche asset-based lending facility(1)	95,000
Cash flow revolving facility(2)	92,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	485,000
Letters of credit outstanding(3)	61,685
Borrowing base adjustments related to asset-based lending facility(4)	25,406
Available revolving credit facilities	464,909
Net liquidity	$600,361
(1)    In January 2026, the Company borrowed $65.0 million under the asset-based lending facility.
(2)    In January 2026, the Company borrowed $25.0 million under the cash flow revolving facility.
(3)    As of December 31, 2025, we had standby letters of credit serving as a collateral for insurance carriers in the amount of $56.0 million.
(4) The borrowing base under the ABL Facilities is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the previous month’s value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments. As of December 31, 2025, the Company’s total lender commitments under the asset-based lending facility and the first-in-last-out tranche asset-based lending facility were $945.0 million, however the borrowing base was less than the total commitments, which resulted in a borrowing base adjustment.
Cash Flows

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024
Net cash flows provided by (used in) operating activities	$(18,762)	$15,758
Net cash used in investing activities	$(345,205)	$(1,134,467)
Net cash flows provided by financing activities	$344,512	$814,777
* Refer to Non-GAAP Financial Measures for further discussion.
Cash Flows From Operating Activities
During 2025, net cash used in operating activities was $18.8 million, compared to net cash provided by operating activities of $15.8 million in the prior year. The increase in net cash used is due to a lower gross margin, higher cash-based interest, unfavorable working capital, partially offset by lower income taxes paid.
Cash Flows Used in Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash used in investing activities was $345.2 million during 2025, compared to $1,134.5 million used in investing activities during 2024. The $789.3 million decrease is driven by the acquisitions of Harvey and Mueller during the prior year partially offset by the acquisitions of Metal Sales and Cold Rolled Steel, LLC (“Cold Rolled Steel”) during the current year and reduced spending on capital expenditures during the current year compared to the prior year.
Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.

Net cash provided by financing activities was $344.5 million during 2025 compared to $814.8 million provided by financing activities during 2024. The decrease of $470.3 million in net cash provided is mainly driven by a $503.8 million decrease in net borrowings from our term loan facility in the current year and $500.0 million of long-term borrowings through the issuance of the 9.500% Senior Secured Notes during the prior year, partially offset by a $295.0 million increase in net borrowings under our revolving credit facilities in the current year and a dividend payment of $231.6 million made to Camelot parent during the prior year.
Contractual and Off Balance Sheet Obligations
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. As of December 31, 2025, the Company had total future lease payments of $625.4 million, with $127.4 million payable within 12 months. See Note 8 — Leases in the Notes to the Consolidated Financial Statements for additional information. We have certain long-term debt instruments outstanding. As of December 31, 2025, the Company had total future payments of $4.8 billion, with $34.0 million payable within 12 months. See Note 9 — Debt in the Notes to the Consolidated Financial Statements for additional information.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 — Significant Accounting Policies, to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Consolidated Financial Statements are prepared in conformity with U.S GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and net sales and expenses reported for the relevant reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements. While our estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.
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
Inventories, long-lived assets (primarily property, plant and equipment), goodwill, and intangible assets generally represent the largest components of our acquisitions. In addition, we also acquire other categories of assets and liabilities which can include, but are not limited to, accounts receivable, accounts payable and other working capital. Due to their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired balance sheet. However, when appropriate, we adjust these carrying values for factors such as collectability, existence, and consistency with Company accounting policies. We record the excess of consideration transferred over the fair value of the identifiable net assets acquired as goodwill. Any excess of the fair value of the net assets acquired over the consideration transferred to the seller is recorded as a bargain purchase gain.
The Company acquired Metal Sales in September 2025, and the Company recognized a bargain purchase gain of $45.8 million related to this acquisition. Refer to Note 3—Mergers, Acquisitions and Divestitures to our Consolidated Financial Statements for additional details.

Impairment of Goodwill
We have six reporting units comprised of “Windows & Doors–U.S.,” “Windows & Doors–Canada,” “Siding & Accessories–U.S. Siding,” “Siding & Accessories–Canada,” “Siding & Solutions–Stone” and “Metal Solutions.” Windows & Doors–U.S. and Windows & Doors–Canada reporting units are part of the Windows & Doors reportable segment. Siding & Accessories–U.S. Siding, Siding & Accessories–Canada and Siding & Accessories–Stone are part of the Siding & Accessories reportable segment. The goodwill balance is attributable to four reporting units, which had an aggregate carrying amount of $739.4 million as of December 31, 2025. There is no goodwill remaining at the Windows & Doors–U.S. and Siding & Accessories–Stone reporting units. An annual assessment of the reporting units for impairment is conducted as of the first day of November. Additionally, more frequent evaluations are undertaken if events or circumstances suggest that the fair value of a reporting unit is likely to be less than its carrying amount. Such events and circumstances may encompass sustained increases in competition, unexpected losses in market share, input costs surpassing projections, disposals of significant components of the business, unforeseen business disruptions (such as those caused by natural disasters or the loss of a customer, supplier, or other significant business relationships), unexpected significant declines in operating results, or substantial adverse changes in the markets in which the entity operates.
The Company determined that an interim goodwill impairment test was necessary in the third quarter of 2025. While there was no single determinative event or factor, management considered the cumulative impact of several factors, including, among others: (i) the recessionary impacts on residential and commercial markets; (ii) elevated interest rates and home affordability concerns, (iii) the potential for new or modified tariffs on steel and aluminum, and (iv) the decline in home equity borrowing activity expected to have a considerable effect on the repair and remodel market. Based on our assessment, we concluded that it was more likely than not that the fair value of our Windows & Doors–U.S. reporting unit was below its carrying amount. Additionally, the Company completed its annual goodwill impairment tests in the fourth quarter of 2025.
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
As detailed in Note 6 — Goodwill and Intangible Assets in Item 8, Financial Statements and Supplementary Data, we recorded an impairment loss of $372.3 million for the year ended December 31, 2025 in our Windows & Doors–U.S. reporting unit. The Windows & Doors–U.S. reporting unit was written down to its fair value resulting in zero excess fair value over its carrying amount as of its latest impairment testing date. As of December 31, 2025, all reporting units with goodwill have minimum 23% excess fair value over their carrying amounts as of their latest testing date.
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

We define our asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. Given the importance of the brands, customer relationships, executive and functional management and integrated support services, the Company has defined its asset groups are consistent with our reporting units, which include: Windows & Doors–U.S., Siding & Accessories–U.S. Siding, Siding & Accessories–Stone, Metal Solutions, Windows & Doors–Canada, and Siding & Accessories–Canada.

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
In the third quarter of 2025, in conjunction with the Company’s interim goodwill test mentioned above, the Company performed a recoverability analysis for the Windows & Doors–U.S asset group. The undiscounted future cash flow analysis resulted in significant excess of fair value over carrying amount and no impairments of long-lived assets were recorded. There were no indicators of impairment identified during the fourth quarter of 2025, and there was no long-lived asset impairment recognized in 2025.
The Company will continue to monitor the recoverability of its long-lived assets for its other assets groups and will perform impairment tests if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
The Company assumptions utilized in the impairment testing are determined at a specific point in time and necessitate considerable judgment; consequently, they are subject to modification based on the prevailing facts and circumstances at each balance sheet date. Furthermore, these assumptions are typically interdependent and do not change in isolation.
Product Warranties
The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. As of December 31, 2025, the Company’s product warranty liability was $188.8 million, with most of the liability recognized in our Windows & Doors and Siding & Accessories reportable segments. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners. Transferable warranties are generally limited to ten years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded based on historical experience and the Company periodically adjusts these provisions to reflect actual experience. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.

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
As of December 31, 2025, the $36.9 million net operating loss carryforward included $20.7 million for U.S federal losses and $16.2 million for U.S. state losses. The state net operating loss carryforwards began to expire in 2025, if unused, and the federal and foreign loss carryforwards will begin to expire in 2031, if unused. There are limitations on the utilization of certain net operating losses.

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
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our revolving credit facilities and term loans facilities. The following table sets forth the annual impact of a 100 bps increase or decrease in interest rates on these facilities assuming the revolving credit facilities are fully drawn:

(Amounts in thousands)	December 31, 2025	100 bps Impact on Interest Rates
Revolving credit facilities balances assuming they are fully drawn:
Asset-based lending facility	$850,000	$8,500
Cash flow revolving facility	92,000	920
First-in-last-out tranche asset-based lending facility	95,000	950
Term loan facilities outstanding balances:
Term loan facility, due April 2028	2,476,500	24,765
Term loan facility, due August 2028	291,000	2,910
Term loan facility, due May 2031	493,750	4,938
Total	$4,298,250	$42,983
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
Foreign Currency Exchange Rates
The functional currency for our Canadian operations is the Canadian dollar (“CAD”). Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar (“USD”) equivalents are reported separately in accumulated other comprehensive loss on the Consolidated Statements of Equity. The net foreign exchange gain (loss) included in net loss in the Consolidated Statements of Loss was a gain of $2.5 million for 2025 and a loss of $14.1 million for 2024. Net foreign exchange translation gain (loss) included in the Consolidated Statements of Comprehensive Loss was a gain of $5.8 million for 2025 and a loss of $15.5 million for 2024.
We have entered into foreign currency forward contracts with a financial institution to hedge primarily inventory purchases in Canada, which are not material.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Cornerstone Building Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cornerstone Building Brands, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of loss, consolidated statements of comprehensive loss, consolidated statements of equity (deficit), and consolidated statements of cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Valuation — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment at least annually in the fourth quarter or whenever events occur, or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. The Company determines the fair value of each reporting unit using both the income and the market approach. The income approach requires management to make a number of business and valuation assumptions for each reporting unit, including assumptions of projected revenues and operating margins, as well as the selection of a discount rate. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”).

We identified the valuation of goodwill for the Siding & Accessories - US Siding and Metal Solutions reporting units as a critical audit matter because the determination of the reporting unit fair values was based on significant assumptions that are sensitive to changes and are dependent on expected future market and economic conditions. Auditing the assumptions used by management related to projected revenues and operating margins, as well as the selection of a discount rates and market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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
•We evaluated the reasonableness of management’s forecasts of projected revenue and operating margins by comparing actual results to management’s historical forecasts and third-party industry information and peer performance.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, the discount rates, and the industry pricing multiples by performing certain procedures, including:
◦Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified
◦Developing an independent range using market inputs to assess the discount rate utilized
◦Evaluating the market multiples by analyzing the selected comparable industry grouping of publicly traded companies
◦Testing the underlying source information and mathematical accuracy of the calculations

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 12, 2026
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cornerstone Building Brands, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Cornerstone Building Brands, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statement of (loss) income, comprehensive (loss) income, equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor from 2018 to 2024
Raleigh, North Carolina
February 23, 2024 (except Notes 18 and 12, as to which the date is March 14, 2025 and March 12, 2026, respectively)

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$5,408,660	$5,297,529	$5,402,434
Cost of sales	4,381,481	4,200,856	4,197,442
Gross profit	1,027,179	1,096,673	1,204,992
Selling, general and administrative expenses	1,078,554	1,014,733	954,718
Impairment of goodwill, intangible assets and property, plant and equipment	372,323	934,729	—
Loss on divestiture	—	—	10,080
Income (loss) from operations	(423,698)	(852,789)	240,194
Interest expense	(492,058)	(450,188)	(380,706)
Bargain purchase gain	45,819	—	—
Foreign exchange gain (loss)	2,527	(14,136)	6,768
Loss on extinguishment of debt	—	—	(184)
Other income, net	3,377	5,694	15,013
Loss before income taxes	(864,033)	(1,311,419)	(118,915)
Income tax benefit	(161,075)	(122,009)	(43,390)
Net loss	$(702,958)	$(1,189,410)	$(75,525)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(702,958)	$(1,189,410)	$(75,525)
Other comprehensive loss, net of tax:
Foreign exchange translation gain (loss)	5,783	(15,539)	(2,764)
Unrealized gain on derivative instruments, net of income tax of $(424), $(5,290), and $(5,592), respectively	773	27,085	18,615
Amount reclassified from accumulated other comprehensive loss into earnings, from derivative instruments, net of income tax of $5,137, $8,389, and $9,906, respectively	(16,679)	(37,237)	(32,977)
Unrecognized actuarial gains (losses) on pension obligation, net of income tax of $(277), $(17), and $39, respectively	(507)	560	484
Other comprehensive loss	(10,630)	(25,131)	(16,642)
Comprehensive loss	$(713,588)	$(1,214,541)	$(92,167)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$135,452	$159,529
Accounts receivable, net	567,065	563,916
Inventories, net	745,476	610,177
Assets held for sale	147,011	—
Other current assets	109,346	158,603
Total current assets	1,704,350	1,492,225
Property, plant and equipment, net	1,058,609	1,127,037
Lease right-of-use assets	458,708	506,827
Goodwill	739,408	1,105,732
Intangible assets, net	2,209,818	2,387,905
Other assets, net	37,843	65,420
Total assets	$6,208,736	$6,685,146
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,000	$34,000
Short-term borrowings	—	95,000
Current portion of lease liabilities	96,866	85,052
Accounts payable	269,393	252,004
Accrued income and other taxes	23,175	17,325
Employee-related liabilities	91,149	86,516
Rebates, warranties and other customer-related liabilities	154,917	147,280
Accrued interest	68,375	69,334
Other current liabilities	43,109	97,827
Total current liabilities	780,984	884,338
Long-term debt	4,967,387	4,421,528
Long-term lease liabilities	358,435	408,157
Deferred income tax liabilities	363,540	531,352
Other long-term liabilities	243,487	234,894
Total liabilities	6,713,833	6,480,269

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	1,544,186	1,540,572
Accumulated deficit	(2,031,389)	(1,328,431)
Accumulated other comprehensive loss	(17,894)	(7,264)
Total equity (deficit)	(505,097)	204,877
Total liabilities and equity	$6,208,736	$6,685,146
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Shares	Amount
December 31, 2022	1,000	$—	$1,757,932	$(63,496)	$34,509	$1,728,945
Other comprehensive loss	—	—	—	—	(16,642)	(16,642)
Share-based compensation	—	—	8,262	—	—	8,262
Other	—	—	(170)	—	—	(170)
Net loss	—	—	—	(75,525)	—	(75,525)
December 31, 2023	1,000	$—	$1,766,024	$(139,021)	$17,867	$1,644,870
Other comprehensive loss	—	—	—	—	(25,131)	(25,131)
Share-based compensation	—	—	6,173	—	—	6,173
Dividend to Parent	—	—	(231,625)	—	—	(231,625)
Net loss	—	—	—	(1,189,410)	—	(1,189,410)
December 31, 2024	1,000	$—	$1,540,572	$(1,328,431)	$(7,264)	$204,877
Other comprehensive loss	—	—	—	—	(10,630)	(10,630)
Share-based compensation	—	—	3,614	—	—	3,614
Net loss	—	—	—	(702,958)	—	(702,958)
December 31, 2025	1,000	$—	$1,544,186	$(2,031,389)	$(17,894)	$(505,097)
See accompanying notes to consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(702,958)	$(1,189,410)	$(75,525)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	441,490	401,657	412,597
Amortization of debt issuance costs, debt discount and fair values	108,718	100,804	91,816
Impairment of goodwill, intangible assets and property, plant and equipment	372,323	934,729	—
Share-based compensation expense	3,614	6,173	8,262
Amortization of acquisition related step-up adjustments	7,057	23,662	6,346
Bargain purchase gain	(45,819)	—	—
Gain on extinguishment of debt	—	—	184
Unrealized (gain) loss on foreign currency exchange rates	(2,527)	14,136	(2,200)
Gain on divestitures	—	—	10,080
Loss on sale of assets	2,528	419	328
Change in fair value of contingent consideration	(619)	5,489	—
Provision for credit losses	9,855	8,337	8,195
Deferred income taxes	(174,503)	(142,555)	(133,752)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	32,572	49,238	73,476
Inventories, net	(53,258)	12,770	70,347
Income and other taxes	15,335	(73,643)	49,955
Other current assets	34,249	(35,203)	25,849
Accounts payable	(19,576)	(19,860)	(40,489)
Accrued expenses	(53,680)	(68,248)	(92,862)
Other, net	6,437	(12,737)	(12,423)
Net cash flows provided by (used in) operating activities	(18,762)	15,758	400,184
Cash flows from investing activities:
Acquisitions, net of cash acquired	(186,701)	(928,636)	(218,450)
Capital expenditures	(161,378)	(211,398)	(193,935)
Proceeds from divestitures, net of cash divested	—	—	(10,080)
Proceeds from sale of property, plant and equipment	2,874	5,567	596
Net cash used in investing activities	(345,205)	(1,134,467)	(421,869)
Cash flows from financing activities:
Proceeds from revolving credit facilities	460,000	1,334,949	—
Repayments of revolving credit facilities	(70,000)	(1,239,949)	—
Proceeds from term loans	—	500,000	—
Payments on term loans	(34,000)	(30,250)	(29,000)
Proceeds from senior notes	—	500,000	—
Repurchases of senior notes	—	—	(33,885)
Payment of contingent consideration	(11,488)	—	—
Payments of financing costs	—	(18,348)	—
Dividend payment to Parent	—	(231,625)	—
Net cash flows provided by (used in) financing activities	344,512	814,777	(62,885)
Effect of exchange rate changes on cash and cash equivalents	(4,622)	(5,416)	(104)
Net decrease in cash and cash equivalents	(24,077)	(309,348)	(84,674)
Cash and cash equivalents at beginning of period	159,529	468,877	553,551
Cash and cash equivalents at end of period	$135,452	$159,529	$468,877

Supplemental cash flow information:
Interest paid, net of interest rate swaps	$383,340	$330,846	$287,143
Income taxes paid (refunded)	$(441)	$108,881	$36,316
Capital expenditures included within accounts payable	$11,767	$5,283	$4,304
See accompanying notes to consolidated financial statements.

 CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in the State of Delaware. The Company is a leading exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized in three reportable segments, which are: Windows & Doors, Siding & Accessories, and Metal Solutions. In the third quarter of 2025, we renamed our reportable segments to better reflect our product portfolio and service offerings and to provide greater clarity to investors and stakeholders, including our customers. For additional information about the Company’s segments, see Note 18—Reportable Segment and Geographic Information.

Organization and Ownership Structure
On July 25, 2022 and pursuant to an Agreement and Plan of Merger dated March 5, 2022 (the “Merger Agreement”) by and among the Company, Camelot Return Intermediate Holdings, LLC (“Camelot Parent”) and Camelot Return Merger Sub, Inc. (“Merger Sub”), investment funds managed by Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owners of all the issued and outstanding shares of common stock of Cornerstone Building Brands. Pursuant to the Merger Agreement, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Camelot Parent. At the effective time of the Merger, the Company became a privately held company and its shares were no longer traded on the New York Stock Exchange.
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying Consolidated Financial Statements include the accounts and operations of the Company and its majority-owned subsidiaries and all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows. All intercompany accounts and transactions have been eliminated in consolidation. All references herein for the year “2025” refer to the year ended December 31, 2025, “2024” refer to the year ended December 31, 2024 and “2023” refer to the year ended December 31, 2023. Certain items have been reclassified in the prior year disclosures to conform to the current year presentation.
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
Cash and Cash Equivalents
Cash and cash equivalents mainly consist of highly liquid, unrestricted savings, checking and other bank accounts.

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company’s allowance for expected credit losses was $20.8 million at December 31, 2025 and $26.3 million at December 31, 2024. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted or any legal action taken by the Company has concluded. The Company’s provision for expected credit losses was $9.9 million for 2025, $8.3 million for 2024 and $8.2 million for 2023.
Inventories
Inventories are stated at the lower of cost or net realizable value less allowance for slow-moving and obsolete inventory using the first-in, first-out method. The Company reduces its inventory value for estimated slow-moving and obsolete inventory when evidence exists that the net realizable value of inventory is lower than its cost. The Company’s allowance for slow-moving and obsolete inventory was $48.6 million at December 31, 2025 and $34.3 million at December 31, 2024. The Company’s estimate is based upon multiple factors including, but not limited to: (i) historical write-offs and usage, (ii) sales of products at discounted or negative margins, (iii) discontinued products or designs, (iv) specific inventory quantities that are more than estimated future demand and (v) other market conditions. The Company’s provision for slow-moving and obsolete inventory was $18.0 million for 2025, $10.4 million for 2024 and $1.9 million for 2023.

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
During the third quarter of 2025, the Company reclassified the land and buildings assets related to certain facilities within the Metal Solutions segment from Property, plant and equipment, net to Assets held for sale on the Consolidated Balance Sheets. The total carrying amount of assets held for sale was $147.0 million as of December 31, 2025. Assets held for sale as of December 31, 2025 are being marketed for sale in a potential sale-leaseback transaction. See Note 19 — Subsequent Events for additional information regarding events that occurred after December 31, 2025, but prior to the issuance of the consolidated financial statements.
Interest Rate Swaps
The Company’s use of derivative instruments, principally interest rate swaps, is limited to non-trading purposes and is designed to partially manage exposure to changes in interest rates. The Company’s contracts are hedges for transactions with notional amounts and periods consistent with the related exposures and do not constitute investments independent of these exposures.
The changes in the fair value (i.e., gains or losses) of a derivative instrument are recorded as either assets or liabilities in our Consolidated Balance Sheets with an offset to net loss or other comprehensive loss depending on whether, for accounting purposes, it has been designated and qualifies as an accounting hedge and, if so, on the type of hedging relationship. The criteria used to determine if hedge accounting treatment is appropriate are: (a) formal designation and documentation of the hedging relationship, the risk management objective and hedging strategy at hedge inception; (b) eligibility of hedged items, transactions and corresponding hedging instrument; and (c) effectiveness of the hedging relationship both at inception of the hedge and on an ongoing basis in achieving the hedging objectives. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument either as a fair value hedge or as a cash flow hedge. The Company designates its interest rate contracts for forecasted interest payments as cash flow hedges. The Company had no hedging instruments designated as fair value hedges.

For interest rate swaps designated and qualifying as cash flow hedges, the Company recognizes gains or losses as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from hedging activities are classified as operating activities in the Consolidated Statement of Cash Flows.
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
The Company’s intangible assets have finite useful lives and are amortized on a straight-line basis over their estimated useful lives. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at each financial year-end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the Company’s Consolidated Statements of Loss.
An intangible asset is derecognized on disposal or when no future economic benefits are expected from its use or disposal. Gains or losses arising from derecognition of an intangible asset, measured as the difference between the net disposal proceeds and the carrying amount of the asset, are recognized in profit (loss) when the asset is derecognized.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including, but not limited to, property, plant and equipment, lease right-of-use assets, and finite-lived intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected within other operating costs on the Consolidated Statements of Loss. During 2024, the Company recognized an impairment loss of $68.7 million related to long-lived assets in its Siding & Accessories–Stone asset group that was included in the Impairment of goodwill, intangible assets and property, plant and equipment line item in the Consolidated Statements of Loss for the year ended December 31, 2024. The impairment loss recorded in 2024 was allocated to intangible assets of $32.7 million, property, plant and equipment of $24.2 million, and lease right-of-use assets of $11.8 million. There was no long-lived asset impairment recognized in 2025 or 2023.
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

The Company uses a quantitative approach to measure the fair value of its reporting units by equally weighting the discounted cash flow approach, which is a Level 3 measurement, and the market approach, which is a Level 2 measurement. The market approach estimates fair value through recent sales of comparable assets or business entities. The discounted cash flow analysis requires significant judgments, including estimates of future cash flows, which are dependent on internal forecasts and the determination of the Company’s weighted average cost of capital.
We have six reporting units comprised of “Windows & Doors–U.S.,” “Windows & Doors–Canada,” “Siding & Accessories–U.S. Siding,” “Siding & Accessories–Canada,” “Siding & Accessories–Stone” and “Metal Solutions.” Windows & Doors–U.S. and Windows & Doors–Canada reporting units are part of the Windows & Doors reportable segment. Siding & Accessories–U.S. Siding, Siding & Accessories–Canada and Siding & Accessories–Stone are part of the Siding & Accessories reportable segment. Metal Solutions is a reporting unit and a reportable segment.
During 2025, the Company recorded an impairment loss relating to goodwill of $372.3 million related to its Windows & Doors–U.S. reporting unit. During 2024, the Company recorded an impairment loss relating to goodwill of $866.1 million, of which $496.1 million was attributable to its Windows & Doors–U.S. reporting unit, $329.1 million was attributable to its Siding & Accessories–U.S. Siding reporting unit, and $40.8 million was attributable to its Siding & Accessories–Stone reporting unit. The impairment was included in the Impairment of goodwill, intangible assets and property, plant and equipment line item in the Consolidated Statements of Loss. The Company did not recognize any impairments of goodwill for 2023.
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
Leases
The Company has leases for certain manufacturing sites; warehouse and distribution locations; offices; and vehicles and equipment. Many of these leases have options to terminate prior to or extend beyond the end of the term. The exercise of the majority of lease renewal options is at the Company’s sole discretion. Some lease agreements have variable payments, the majority of which are real estate agreements in which future increases in rent are based on an index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company accounts for lease and non-lease components as a single lease component. The Company has elected to exclude leases with an initial term of 12 months or less from the Consolidated Balance Sheets and recognizes related lease payments in the Consolidated Statements of Loss on a straight-line basis over the lease term.
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
Shipping and handling activities billed to customers are treated as fulfillment costs. Shipping and handling activities performed before a customer obtains control of the product are not treated as a separate performance obligation and are included in net sales at the same point in time the related product revenue is recognized, while shipping and handling costs are expensed as incurred and recorded within in cost of sales in the Company’s Consolidated Statements of Loss.

A portion of the Company’s net sales within the Metal Solutions reportable segment includes the offering of extended warranties, which customers can purchase separately from the related products. These extended warranties are considered separate performance obligations, with warranty options available for 5, 10, 15 or 20 years. Revenue allocated to these warranties is recognized on a straight-line basis over the warranty period, reflecting the pattern in which the Company expects to satisfy the performance obligation.
For 2025, one customer accounted for 11.1% of the Company’s net sales. The sales attributed to this customer are included in all three of the Company’s reportable segments.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $23.4 million for 2025, $18.2 million for 2024 and $15.9 million for 2023. These costs are included in Selling, general and administrative expenses on the Consolidated Statements of Loss.
Share-Based Compensation
Share-based compensation expense, measured as the fair value of an award on the date of grant. For time-based awards, expense is recorded over the requisite service period. The Company accounts for forfeitures of outstanding but unvested awards in the period they occur.
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

Foreign Currency Remeasurement and Translation
Gains (losses) arising from transactions denominated in a currency other the functional currency of the entity that is party to the transaction are included in net loss on the Company’s Consolidated Statements of Loss, including the remeasurement of foreign denominated intercompany loans at current exchange rates.
The Company’s reporting currency is the United States (“U.S.”) dollar while the functional currency of the Company’s significant non-U.S. subsidiaries is the Canadian Dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive loss in equity.
Business Combinations
We account for business combinations under the acquisition method of accounting, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill. Any excess of the fair value of the net assets acquired over the consideration transferred to the seller is recorded as a bargain purchase gain.
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

The initial purchase price allocation is based upon provisional information and is subject to revision during the measurement period (up to one year from the acquisition date) as additional information concerning valuations is obtained. As the Company obtains new information regarding facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation. These adjustments may include, but are not limited to, adjustments pertaining to intangible assets acquired, property, plant and equipment acquired, tax liabilities assumed and working capital. The associated acquisitions expenses are expensed as incurred in Selling, general and administrative expenses within the Consolidated Statements of Loss.

Contingencies
The Company’s contingent liabilities are related primarily to litigation and environmental matters and are based upon assumptions and estimates regarding the probable outcome of the matter. The Company records the probability by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). The Company records loss contingencies and unasserted claims when it believes a loss is probable and the amount of the loss can be reasonably estimated. The ultimate losses incurred upon final resolution of loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in the Consolidated Statements of Loss in the period in which such changes occur.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a retrospective basis, with comparative period tax disclosures adjusted to reflect the change in accounting guidance. See disclosures in Note 12—Income Taxes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, along with qualitative descriptions of certain other types of expenses. This change is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue From Contracts With Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This change is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the new guidance prospectively. The Company expects to apply the practical expedient, but does not anticipate a material impact on its consolidated financial statements or disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This change is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities can elect to apply this guidance prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and disclosures.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 refines and clarifies existing hedge accounting guidance subject to ASC 815 to align financial reporting more closely with an entity’s risk management activities and to address diversity in practice identified by stakeholders. This change is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. Entities are to apply this guidance prospectively. The Company is currently evaluating the impact of ASU 2025-09 on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This change is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities can elect to apply this guidance prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and disclosures.

Note 3 — Mergers, Acquisitions and Divestitures
Acquisitions Completed During the Current Year
Metal Sales
In September 2025, the Company completed the acquisition of Metal Sales Manufacturing Corporation (“Metal Sales”) for a preliminary purchase price of $181.8 million, including a base purchase price of $200.0 million, subject to closing date cash and working capital adjustments. Headquartered in Sellersburg, Indiana, Metal Sales is a leading manufacturer of metal building systems and components, serving high-growth and diverse end-markets through a vast, multi-channel network. As of closing in September 2025, Metal Sales had approximately 900 employees at 21 facilities across the United States. This acquisition was funded by borrowing under the Company’s ABL Facility, defined in Note 9 — Debt. Metal Sales is included in the Company’s Metal Solutions reportable segment.
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

The following table summarizes the provisional fair value of net assets acquired and liabilities assumed:

(Amounts in thousands)	Fair Value
Assets acquired and liabilities assumed:
Cash and cash equivalents	$1,499
Accounts receivable	41,720
Inventories	76,339
Property, plant and equipment	152,055
Trade name and customer relationship intangibles	11,000
Lease right-of-use asset	8,911
Other assets	2,164
Total assets acquired	293,688
Accounts payable and other liabilities assumed	21,843
Employee related liabilities	5,360
Lease liabilities	8,798
Rebates and customer related liabilities	7,404
Deferred income tax liabilities	15,047
Other liabilities assumed	7,601
Total liabilities assumed	66,053
Net assets acquired	227,635
Net purchase price	(181,816)
Bargain purchase gain	$45,819
The fair value and expected useful life of identifiable intangible assets consists of the following:

($ Amounts in thousands)	Fair Value	Useful Life in Years
Customer relationships	$8,000	15
Trade names and other	3,000	5
Total	$11,000

As a result of the transaction, the Company recognized a bargain purchase gain of $45.8 million, representing the excess of the fair value of the net assets acquired over the consideration transferred to the seller. The Company believes the bargain purchase gain resulted from an opportunistic transaction. During the fourth quarter of 2025, the Company recognized a decrease of $2.6 million related to inventories, an increase of $0.1 million related to employee related liabilities and a decrease of $0.7 million in deferred tax liabilities. The Company recorded these measurement period adjustments to update the purchase price allocation based upon further analysis of information subsequent to the acquisition date. These adjustments did not have a material impact on the Company’s Consolidated Statements of Loss for the year ended December 31, 2025.
Acquisition of Cold Rolled Steel
In July 2025, the Company completed the acquisition of Cold Rolled Steel, LLC (“Cold Rolled Steel”), a metal building component manufacturer, for a purchase price of $6.4 million, including a base purchase price of $6.5 million, less certain working capital adjustments. Cold Rolled Steel is included in the Company’s Metal Solutions reportable segment.
Acquisitions Completed During 2024
Harvey Building Products Corp.
In April 2024, the Company completed the acquisition of Harvey Building Products Corp. (“Harvey”) for a purchase price of $460.7 million. Harvey is a manufacturer of high performing windows and doors, and its portfolio of industry leading brands include Harvey, Softlite and Thermo-Tech. Headquartered in Waltham, Massachusetts, Harvey has approximately 1,200 employees at four manufacturing facilities located throughout the Northeast and Midwest. Harvey specializes in premium, custom windows and doors primarily serving the Eastern U.S. This acquisition was funded by issuing long-term debt. The Company’s long-term debt is described in Note 9 — Debt. Harvey is included in the Company’s Windows & Doors reportable segment.
The following table summarizes the fair value of net assets acquired:

(Amounts in thousands)	Fair Value
Cash and cash equivalents	$10,423
Accounts receivable	27,223
Inventories	21,084
Property, plant and equipment	47,478
Lease right-of-use assets	123,801
Goodwill	174,002
Trade name and customer relationship intangibles	246,000
Other assets	7,375
Total assets acquired	657,386
Accounts payable and other liabilities assumed	35,943
Employee related liabilities	6,793
Lease liabilities	104,737
Deferred income tax liabilities	49,251
Total liabilities assumed	196,724
Net assets acquired	$460,662
The Company recorded measurement period adjustments in the first and second quarters of fiscal 2025 to finalize the purchase price allocation based upon further analysis of information subsequent to the acquisition date. The Company recognized a $0.1 million decrease in accounts receivable, a $0.5 million decrease in inventories, a $0.6 million decrease in lease right-of-use assets, a $1.3 million increase in goodwill, a $9.2 million decrease in other assets, a $0.4 million increase in accounts payable and other liabilities assumed and a $9.4 million decrease in deferred tax liabilities. These adjustments did not have a material impact on the Company’s Consolidated Statements of Loss for the year ended December 31, 2025. The purchase price allocation was finalized during the second quarter of 2025 and is no longer subject to change. Measurement period adjustments recorded in prior periods are reflected in the historical financial statements.

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
Mueller Supply Company, Inc.
In July 2024, the Company completed the acquisition of Mueller Supply Company, Inc. (“Mueller”) for a purchase price of $495.9 million, including a base purchase price of $475.0 million, in addition to closing date cash and working capital adjustments. Mueller is a leading manufacturer of residential metal roofing and components and steel buildings in Texas and the Southwest United States (“U.S.”). Mueller has approximately 900 employees and a comprehensive regional footprint including 38 retail branches and five manufacturing sites in Amarillo, Ballinger and Huntsville, Texas; Oak Grove, Louisiana; and Phoenix, Arizona. This acquisition was funded by issuing long-term debt. The Company’s long-term debt is described in Note 9 — Debt. Mueller is included in the Company’s Metal Solutions reportable segment.
The following table summarizes the fair value of net assets acquired:

(Amounts in thousands)	Fair Value
Cash and cash equivalents	$18,074
Accounts receivable	10,346
Inventories	126,516
Property, plant and equipment	207,912
Lease right-of-use assets	8,031
Goodwill	107,665
Trade name and customer relationship intangibles	108,000
Equity investment	11,000
Other assets	5,803
Total assets acquired	603,347
Accounts payable and other liabilities assumed	6,784
Employee related liabilities	6,234
Lease liabilities	8,031
Rebates and customer related liabilities	16,698
Deferred income tax liabilities	69,709
Total liabilities assumed	107,456
Net assets acquired	$495,891
During the year ended December 31, 2025, the Company recognized an increase of $8.0 million related to lease right-of-use assets, an increase of $8.0 million related to lease liabilities, an increase of $0.1 million in goodwill, a decrease of $1.7 million in accounts payable and other liabilities assumed and an increase of $1.8 million in deferred tax liabilities. The Company recorded these measurement period adjustments to finalize the purchase price allocation based upon further analysis of information subsequent to the acquisition date. These adjustments did not have a material impact on the Company’s Consolidated Statements of Loss for the year ended December 31, 2025. The purchase price allocation was finalized during the third quarter of 2025 and is no longer subject to change. Measurement period adjustments recorded in prior periods are reflected in the historical financial statements.

As part of the Mueller transaction, the Company acquired a 33.33% interest in BDM Metal Coaters, LLC (“BDM”). The general purpose of BDM is the establishment and operation of a processing facility for the slitting and coating of hot roll steel coils. The Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of BDM; therefore, the Company accounts for the investment under the equity method of accounting. The carrying value of the investment was $11.0 million as of December 31, 2025 and $11.1 million as of December 31, 2024. The investment in BDM is recognized in Other assets, net on our Consolidated Balance Sheets.
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
Contingent Consideration for Acquisition Completed During 2023
In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal is included in the Company’s Siding & Accessories reportable segment. The total purchase price included earn-out contingent consideration of $16.8 million payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the acquisition; payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. During the year ended December 31, 2025, the fair value of contingent consideration increased $0.3 million, including the impact of exchange rates. During the year ended December 31, 2025, the Company made a payment of $11.5 million to satisfy the first earn-out period. Total contingent consideration of $10.0 million as of December 31, 2025 and $21.1 million as of December 31, 2024 is recognized in Other current liabilities on our Consolidated Balance Sheets. The Company expects to pay the second earn-out period during the first quarter of 2026.
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

The table below presents the Consolidated Statements of Loss line items impacted by the aforementioned adjustments for previously reported periods.

	Increase / (Decrease) due to Depreciation and Amortization
(Amounts in thousands)	Impact on Prior Periods	Cumulative Catch-Up Recorded During Three Months Ended July 1, 2023
Consolidated Statements of (Loss) Income Line Item	Three Months Ended April 1, 2023
Cost of sales	$26,303	$65,155
Gross profit	$(26,303)	$(65,155)
Selling, general and administrative expenses	$2,963	$1,331
Loss from operations	$(29,266)	$(66,486)
Note 4 — Inventories, net
The following table sets forth the components of inventories:

($ Amounts in thousands)	December 31, 2025	December 31, 2024
Raw materials and work in process(1)	$512,391	$402,294
Finished goods	233,085	207,883
Total inventories, net	$745,476	$610,177
(1)    The Company's work in process inventory is not significant to our Consolidated Balance Sheet due to the nature of our production processes.
Note 5 — Property, Plant and Equipment, Net
The following sets forth the components of property, plant and equipment, net:

	Range of Useful Lives (in Years)
($ Amounts in thousands)				December 31, 2025	December 31, 2024
Land				$125,751	$97,759
Buildings and improvements	10	–	40	333,265	366,187
Machinery and equipment	2	–	15	1,127,053	881,191
				1,586,069	1,345,137
Less: accumulated depreciation				(716,881)	(473,044)
Construction in progress				189,421	254,944
Total property, plant and equipment, net				$1,058,609	$1,127,037
Depreciation expense related to property, plant and equipment was $245.7 million for 2025, $197.0 million for 2024 and $241.3 million for 2023.
In 2024, the Company recorded an impairment charge related to property, plant and equipment of $24.2 million in its Siding & Accessories–Stone asset group. The Company concluded that an impairment test was necessary given the lower than expected performance in the second half of 2024. The impairment was included in Impairment of goodwill, intangible assets and property, plant and equipment within the Consolidated Statements of Loss for the year ended December 31, 2024.

Note 6 — Goodwill and Intangible Assets
Goodwill
The following table sets forth the changes in the carrying amount of goodwill by reportable segment and the accumulated impact of impairment loss:

($ Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Balance, December 31, 2023(1)	$771,133	$708,423	$202,208	$1,681,764
Impact of acquisitions and related measurement period adjustments(2)	172,794	1,479	107,543	281,816
Impairment	(496,149)	(369,903)	—	(866,052)
Currency translation	(1,441)	(5,238)	—	(6,679)
Other(3)	6,389	783	7,711	14,883
Balance, December 31, 2024	$452,726	$335,544	$317,462	$1,105,732
Impact of acquisitions and related measurement period adjustments(2)	1,340	—	744	2,084
Impairment	(372,323)	—	—	(372,323)
Currency translation	816	3,099	—	3,915
Balance, December 31, 2025	$82,559	$338,643	$318,206	$739,408

Goodwill	$951,031	$708,546	$318,206	$1,977,783
Accumulated impairment loss	(868,472)	(369,903)	—	(1,238,375)
Balance, December 31, 2025	$82,559	$338,643	$318,206	$739,408
(1)There were no impairment losses prior to the period ended December 31, 2023.
(2)Measurement period adjustments have been recorded in conjunction with the Harvey and Mueller acquisitions during the respective periods. See Note 3 — Mergers, Acquisitions and Divestitures for additional information.
(3)Other for 2024 includes insignificant out-of-period corrections totaling $14.9 million, which related to matters that existed as of the date of the Merger.
Under the Company’s policy, our assessment for impairment of our reporting units is conducted at least annually as of the first day of November. Additionally, the Company completes more frequent evaluations if events or circumstances suggest that there are indicators of potential impairment. Such events and circumstances encompass, among other potential items, sustained increases in competition, unexpected losses in market share, input costs surpassing projections, disposals of significant components of the business, unforeseen business disruptions (such as those caused by natural disasters or the loss of a customer, supplier, or other significant business relationships), unexpected significant declines in operating results, or substantial adverse changes in the markets in which the entity operates.
The Company determined that an interim goodwill test was necessary in the third quarter of 2025. One of our reporting units, Windows & Doors–U.S., which is part of the Windows & Doors reportable segment has experienced adverse impacts as a result of changes in market conditions and continued high-interest rates relative to recent historical values, which has contributed to reduced forecasted revenues and reduced projected future cash flows. These events indicated to the Company that the carrying amounts of goodwill within the Windows & Doors reportable segment was in excess of its estimated fair value. As a result, during September 2025, the Company evaluated goodwill and other long-lived assets for impairment at the reporting unit level.
The Company performed a quantitative assessment of goodwill impairment by comparing the fair value of its reporting units to their respective carrying amounts. When performing the assessment, the Company determined the fair value of its reporting units and determined that the carrying amount of goodwill for its Windows & Doors–U.S. reporting unit was impaired during the three months ended September 27, 2025. As a result, the Company recorded a $372.3 million impairment charge related to Windows & Doors–U.S in the quarter ended September 27, 2025. After recording this impairment charge, there is no goodwill remaining at Windows & Doors–U.S. The Company completed its annual goodwill impairment test for 2025 in the fourth quarter of 2025. No additional goodwill impairment charges were recorded during the fourth quarter of 2025.

The Company determined that an interim goodwill impairment test was necessary in the third quarter of 2024. While there was no single determinative event or factor, the consideration in totality of several factors, including, among others: (i) the recessionary impacts on residential and commercial markets; (ii) elevated interest rates and home affordability concerns, (iii) the potential for new or modified tariffs on steel and aluminum, and (iv) the decline in home equity borrowings is anticipated to have a considerable effect on the repair and remodel market, led us to conclude that it was more likely than not that the fair values of three of our five reporting units were below their carrying amounts. Additionally, the Company completed its annual goodwill impairment test for 2024 in the fourth quarter of 2024.
As a result of completing the impairment tests in 2024, the Company recognized non-cash impairment losses of $866.1 million in 2024, with $382.8 million in the quarter ended September 28, 2024 and $483.3 million in the quarter ended December 31, 2024. These impairment charges were recorded in the Impairment of goodwill, intangible assets and property, plant and equipment line in the Consolidated Statements of Loss and were attributable to the following reporting units: (i) Windows & Doors–U.S., totaling $496.1 million (ii) Siding & Accessories–Stone, totaling $40.8 million, and (iii) Siding & Accessories–U.S. Siding, totaling $329.1 million. After recording these impairment charges, there is no goodwill remaining at Siding & Accessories–Stone. No goodwill impairment charges were recorded during 2023.
As of December 31, 2025, goodwill is attributable to four reporting units, which had an aggregate carrying amount of $739.4 million. Additional impairment charges, including related to goodwill, may be required in future periods if our reporting units do not meet their current financial forecasts.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates change, or if management’s expectations or plans otherwise change, including as a result of the development of our five-year operating plan, then one or more of our reporting units might become impaired in the future. Our impaired reporting units were written down to their respective fair values resulting in zero excess fair value over carrying amount as of their latest 2025 or 2024 impairment testing dates. As of December 31, 2025, all reporting units with goodwill have minimum 23% excess fair value over their carrying amounts as of their latest testing date. If any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

($ Amounts in thousands)	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2025 (1)
Customer lists and relationships	3	–	19	15	$2,114,525	$(496,927)	$1,617,598
Trademarks, trade names and other	5	–	15	11	745,999	(153,779)	592,220
Total intangible assets					$2,860,524	$(650,706)	$2,209,818

($ Amounts in thousands)	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2024 (1)
Customer lists and relationships	3	–	19	15	$2,100,469	$(351,129)	$1,749,340
Trademarks, trade names and other	12	–	15	12	740,113	(101,548)	638,565
Total intangible assets					$2,840,582	$(452,677)	$2,387,905
(1) Net of accumulated impairment loss of $32.7 million as of December 31, 2025 and December 31, 2024.

In September 2024, the Company recorded an impairment charge of $32.7 million to the intangible assets within the Siding & Accessories–Stone reporting unit. The Company’s forecasted cash flows of Siding & Accessories–Stone indicated the carrying value of the intangible assets were not recoverable. After recording the impairment charge, no intangible assets remained at Siding & Accessories–Stone as of December 31, 2024. No impairments were recorded during 2025 or 2023.
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$195,746	$204,610	$171,300
The expected amortization expense over the next five years and thereafter for acquired intangible assets recorded as of December 31, 2025 is as follows:

Amount
2026	$171,397
2027	171,397
2028	167,287
2029	161,533
2030	161,358
Thereafter	1,376,846
Total	$2,209,818

Note 7 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Balance, beginning of period	$188,296	$194,237
Expense	16,811	17,793
Claims and settlements	(18,049)	(17,630)
Impact of acquisitions	1,696	18,613
Reclassification of deferred warranty revenue(1)	—	(24,717)
Balance, end of period	$188,754	$188,296
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$24,344	$23,609
Noncurrent liabilities – Other long-term liabilities	164,410	164,687
Total product warranty liability	$188,754	$188,296
(1)     Reclassification of deferred warranty revenue for the Metal Solutions reportable segment that had historically been included in the warranty liability disclosure. Deferred warranty revenue of $2.8 million and $24.1 million is recorded in Other current liabilities and Other long-term liabilities, respectively, within our Consolidated Balance Sheets for the year ended December 31, 2025 and deferred warranty revenue of $2.5 million and $21.9 million is recorded in Other current liabilities and Other long-term liabilities, respectively, within our Consolidated Balance Sheets for the year ended December 31, 2024.

Note 8 — Leases
The following sets forth weighted average information about the Company’s lease portfolio as of December 31, 2025:

Weighted-average remaining lease term	8.1 years
Weighted-average incremental borrowing rate	9.16%
The following table sets forth components of operating lease costs:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Fixed lease costs	$133,379	$142,340	$109,870
Short-term lease costs	$35,131	$24,669	$22,672
Variable lease costs	$47,357	$73,557	$88,974
The following table sets forth cash and non-cash lease activities:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Operating cash flows for operating leases	$130,139	$132,763	$98,987
Right-of-use assets obtained in exchange for new operating lease liabilities	$45,126	$256,099	$48,332
During 2024, the Company recorded an impairment charge related to its lease right-of-use assets of $11.8 million in its Siding & Accessories–Stone asset group. The Company concluded that an impairment test was necessary given the lower than expected performance in the second half of 2024. The impairment was included in the Impairment of goodwill, intangible assets and property, plant and equipment line item in the Consolidated Statements of Loss for the year ended December 31, 2024.
The Company renewed and terminated certain existing facility, transportation and equipment leases and received tenant improvement allowances, which resulted in a decrease of the net remeasurement of the existing lease right-of-use assets in the amount of $3.2 million for 2025, a decrease of the net remeasurement of the existing lease right-of-use assets in the amount of $32.0 million for 2024 and an increase of the net remeasurement of the existing lease right-of-use assets in the amount of $4.4 million for 2023.
The following table sets forth future minimum lease payments under non-cancelable leases as of December 31, 2025:

(Amounts in thousands)	Amount
2026	$127,376
2027	88,893
2028	73,766
2029	60,265
2030	43,200
Thereafter	231,940
Total future minimum lease payments	625,440
Less: interest	170,139
Less: current portion of lease liabilities	96,866
Present value of future minimum lease payments	$358,435

Note 9 — Debt
The following table sets forth the components of long-term debt:

		December 31, 2025				December 31, 2024
(Amounts in thousands)	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,476,500	$(166,962)	$—	$2,309,538	$2,502,500	$(231,851)	$—	$2,270,649
Term loan facility, due August 2028	9.69%	291,000	—	(11,201)	279,799	294,000	—	(14,926)	279,074
Term loan facility, due May 2031	10.05%	493,750	—	(4,460)	489,290	498,750	—	(5,089)	493,661
6.125% Senior Notes due January 2029	13.51%	318,699	(58,909)	—	259,790	318,699	(73,656)	—	245,043
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(26,465)	683,535	710,000	—	(36,099)	673,901
9.500% Senior Secured Notes, due August 2029	9.88%	500,000	—	(5,565)	494,435	500,000	—	(6,800)	493,200
Total long-term debt		$4,789,949	$(225,871)	$(47,691)	$4,516,387	$4,823,949	$(305,507)	$(62,914)	$4,455,528
Reflected as:
Current liabilities - Current portion of long-term debt					$34,000				$34,000
Non-current liabilities - Long-term debt					4,482,387				4,421,528
Total long-term debt					$4,516,387				$4,455,528
Fair value - Senior notes - Level 1					$1,084,438				$1,429,999
Fair value Term loans - Level 2					2,536,083				3,167,541
Total fair value					$3,620,521				$4,597,540
(1)As a result of pushdown accounting in connection with the Merger in July 2022, the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
The following table sets forth the scheduled maturity of our long-term debt:

(Amounts in thousands)	Amount
2026	$34,000
2027	34,000
2028	3,424,500
2029	823,699
2030	5,000
Thereafter	468,750
Total	$4,789,949

Revolving Credit Facilities
The following table sets forth the Company’s availability under its revolving credit facilities:

	December 31, 2025			December 31, 2024
(Amounts in thousands)	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$390,000	$67,450	$850,000	$—	$51,374
Cash flow revolver(2)	92,000	—	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(3)	95,000	95,000	—	95,000	95,000	—
Total	$1,037,000	$485,000	$67,450	$1,037,000	$95,000	$51,374
(1)     In January 2026, the Company borrowed $65.0 million under this facility, and in February 2026, the Company borrowed $50.0 million under this facility.
(2)     Cash flow revolver commitment of $92.0 million will mature in May 2029. In January 2026, the Company borrowed $25.0 million under this facility.
(3)     As of December 31, 2024, these borrowings are included in Short-term borrowings on the Consolidated Balance Sheets based on the Company’s intention and ability to repay on a short-term basis. The weighted average interest rate on these borrowings as of December 31, 2024 was 7.6%.
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
ABL Facility, due May 2029
On April 12, 2018, Ply Gem Midco entered into an ABL Credit Agreement (as amended from time to time, the “ABL Credit Agreement”), consisting of (a) an asset-based revolving credit facility of up to $850.0 million (as amended from time to time the “ABL Facility”), a portion of which is available to (i) U.S. borrowers and (ii) U.S. and Canadian borrowers. In connection with the consummation of the Ply Gem merger, the Company and Ply Gem Midco entered into a joinder agreement in which the Company became the Parent Borrower (as defined in the ABL Credit Agreement) under the ABL Facility, and (b) a first-in-last-out tranche asset-based revolving credit facility of up to $95.0 million (the “ABL FILO Facility”) available to U.S. borrowers.
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
The Company may redeem the 6.125% Senior Notes in whole or in part, at any time at par, plus accrued and unpaid interest.
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

Repurchase of 6.125% Senior Notes due January 2029
The Company repurchased an aggregate principal amount of $46.8 million the 6.125% Senior Notes for $33.9 million in cash during the year ended December 31, 2023. The repurchases, which resulted in a write-off of associated unamortized debt discount and deferred financing costs, resulted in a loss of $0.2 million during 2023 were recognized in the loss on extinguishment of debt in the Consolidated Statements of Loss.
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
Covenant Compliance
The ABL Credit Agreement includes a springing maintenance minimum fixed charge coverage ratio of 1.00:1.00, which is tested only when specified availability is less than 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days. The fixed charge coverage ratio as of the most recent four quarter period is the ratio of consolidated adjusted EBITDA less certain capital expenditures to the sum of cash-based interest, net cash taxes, certain mandatory debt payments and certain dividends. As of December 31, 2025, the Company’s outstanding balance under the ABL facilities was $485.0 million and an additional $280.9 million could have been borrowed without triggering the leverage ratios set by the covenant.
The Cash Flow Credit Agreement includes a springing financial covenant set at a maximum secured leverage ratio of 7.75:1.00, which will apply if the outstanding amount of loans and drawings under letters of credit which have not then been reimbursed exceeds 35% of the authorized borrowing amount under the Cash Flow Revolver at the end of any fiscal quarter. The secured leverage ratio is consolidated total secured indebtedness by consolidated adjusted EBITDA. As of December 31, 2025, the Company did not have an outstanding balance under the Cash Flow Revolver and could have borrowed up to $32.2 million without triggering the leverage ratios set by the covenants.
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of December 31, 2025.

Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

($ Amounts in thousands)
Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at December 31, 2025 - Other assets, net	$7,069
Fair value at December 31, 2024 - Other assets, net	$39,159
Level in fair value hierarchy(1)	Level 2
(1)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based SOFR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.
Note 10 — Employee Benefit Plans
Defined Benefit Plan
The Company has a defined benefit plan which is frozen with no further meaningful increases in benefits for participants.

The following table sets forth the weighted average actuarial assumptions used to determine benefit obligation:

	December 31, 2025	December 31, 2024
Discount rate	5.30%	5.40%
The following table sets forth the weighted average actuarial assumptions used to determine net periodic benefit cost (income):

	Years Ended December 31,
	2025	2024
Discount rate	5.40%	5.70%
Expected return on plan assets	5.00%	5.00%
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

As of December 31, 2025, our defined pension plan had a projected benefit obligation in excess of the fair value of plan assets. The following table sets forth the changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on the Consolidated Balance Sheets:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Change in benefit obligation:
Beginning of period	$34,444	$35,442
Interest cost	1,774	1,927
Benefits paid	(2,714)	(2,865)
Settlements	—	—
Actuarial gains	(267)	(60)
End of period	$33,237	$34,444
Accumulated benefit obligation at end of period	$33,237	$34,444

Change in plan assets:
Beginning of period	$30,235	$27,614
Actual return on plan assets	724	3,030
Employer contributions	440	2,456
Benefits paid	(2,714)	(2,865)
Settlements	—	—
End of period	$28,685	$30,235

Funded status at end of period	$(4,552)	$(4,209)

	December 31, 2025	December 31, 2024
Amounts recognized on the Consolidated Balance Sheets - Other long-term liabilities	$(4,552)	$(4,209)
The following table sets forth the weighted average asset allocations by asset category for the defined benefit plan:

Investment type	December 31, 2025	December 31, 2024
Equity securities	36%	35%
Debt securities	59%	60%
Real estate	5%	5%
Total	100%	100%
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

The fair values of the assets of the defined benefit plan at December 31, 2025 and December 31, 2024, by asset category and by levels of fair value were as follows:

	December 31, 2025			December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$1	$—	$1	$1	$—	$1
Mutual funds:
Growth funds	2,884	—	2,884	3,014	—	3,014
Real estate funds	1,421	—	1,421	1,443	—	1,443
Equity income funds	1,757	—	1,757	1,773	—	1,773
Index funds	3,810	—	3,810	4,020	—	4,020
International equity funds	1,780	—	1,780	1,837	—	1,837
Fixed income funds	290	16,742	17,032	316	17,831	18,147
Total	$11,943	$16,742	$28,685	$12,404	$17,831	$30,235
The following table sets forth the components of the net periodic benefit income:

	Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Service cost	$—	$—	$—
Interest cost	1,774	1,927	2,486
Expected return on assets	(1,213)	(1,360)	(2,100)
Amortization of loss	—	—	—
Net periodic benefit cost (income)	$561	$567	$386
The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive (loss) income:

	Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Net unrecognized actuarial loss (gain)	$(1,070)	$(1,291)	$439
Recognition of net actuarial loss due to settlement	—	—	(17)
Amortization of net actuarial gain (loss)	—	—	—
Total recognized in other comprehensive income (loss)	$(1,070)	$(1,291)	$422
We expect to contribute $1.8 million to the defined benefit plan in 2026.
We expect the following benefit payments to be made:

(Amounts in thousands)
Years ending	Amount
2026	$3,161
2027	3,100
2028	3,023
2029	2,952
2030	2,882
Thereafter	13,040
$28,158

Defined Contribution Plan
The Company has a 401(k) profit sharing plan that allows participation by all eligible employees. The Company’s contributions vary, but are based primarily on each participant’s level of contributions, which cannot exceed the maximum allowable for income tax purposes. The Company’s contribution expense for matching contributions to the plan was $21.8 million for 2025, $19.5 million for 2024 and $16.1 million for 2023.
Note 11 — Share-Based Compensation
Merger Transaction
In connection with the Merger in July 2022, under which Cornerstone Building Brands became a privately held company, unvested share-based compensation awards that were previously granted to key employees and executives were cancelled and converted into a contingent contractual right to receive a cash payment from the Company upon vesting. The Company had $0.6 million at December 31, 2024 classified as a current liability within employee-related liabilities on its Consolidated Balance Sheets. The Company paid out $24.7 million of cash to settle Pre-Merger Awards in March 2024 and $0.6 million of cash to settle Pre-Merger Awards during 2025.
The Company recognized expense of $1.4 million for 2024 and expense of $16.6 million for 2023. There was no expense related to the Pre-Merger awards recognized in 2025. These amounts are included in Selling, general and administrative expense on the Consolidated Statements of Loss. As of December 31, 2025, the Pre-Merger Awards are fully settled and there was no unrecognized expense.
Share Based Awards
Incentive Units
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted incentive units in Camelot Return Ultimate, LP (the “Partnership” or “Camelot Return Ultimate”), an indirect parent of the Company. The incentive units provide the holder with the opportunity to receive, upon certain vesting events and subject to Partnership repurchase rights and conditions, a return based upon the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. In 2025, 0.4 million incentive units were granted at a weighted average grant date fair value of $41.22 per incentive unit and there were 0.2 million forfeitures during the period. In 2024, 0.1 million units were granted with 0.1 million in forfeitures. The Company recognized expense from incentive units of $1.6 million in 2025, $6.2 million in 2024 and $8.3 million in 2023. These amounts are included in Selling, general and administrative expense on the Consolidated Statements of Loss. The Company estimates that the unrecognized expense related to incentive units is expected to be recognized over a weighted-average period of 3.6 years totaling $25.2 million.
The Company will recognize compensation cost for the awards on a straight-line basis over a five-year vesting period based on the fair value of the award at the date of grant. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, and the following weighted average assumptions:

	Years Ended December 31,
	2025	2024
Underlying price	$85.00	$95.28
Volatility rate	44.8%	41.6%
Expected term (in years)	6.1	6.1
Risk-free interest rate	3.8%	4.4%
Upon a sale of the Partnership, vesting of incentive units will accelerate, subject to the participant’s continued employment through the consummation of such sale unless there is non-cash consideration and the incentive units are replaced with awards that have substantially equivalent or better rights.

Restricted Incentive Units
During 2025 the Company granted 30,001 restricted Class A-2 incentive units in the Partnership to its non-employee directors and Chief Executive Officer at a weighted average grant date fair value of $85.00 per incentive unit. The restricted A-2 incentive units granted to non-employee directors vest over a 1 year period and the units granted to the Chief Executive Officer vest over a 2 year period. The Company recognized expense from restricted incentive units of $2.0 million in 2025. The Company estimates that the unrecognized expense related to incentive units is expected to be recognized over a weighted-average period of 1.4 years totaling $1.9 million. There were no forfeitures of restricted incentive units during 2025.
Note 12 — Income Taxes
The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Current:
Federal	$(7,484)	$4,220	$63,036
State	6,976	7,965	9,692
Foreign	13,936	8,361	17,634
Total current income tax expense	13,428	20,546	90,362
Deferred:
Federal	(146,980)	(122,352)	(94,580)
State	(23,046)	(13,880)	(33,605)
Foreign	(4,477)	(6,323)	(5,567)
Total deferred income tax benefit	(174,503)	(142,555)	(133,752)
Income tax benefit	$(161,075)	$(122,009)	$(43,390)

The following table sets forth a reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
($ Amounts in thousands)	2025		2024		2023
US Federal income tax statutory rate	$(181,465)	21.0%	$(275,398)	21.0%	$(24,972)	21.0%

State income taxes, net of federal income tax
State income taxes(1)	$(17,232)	2.0%	$(7,172)	0.5%	$(20,259)	17.0%

Foreign tax effects
Canada
Statutory tax rate difference between Canada and United States	$1,635	(0.2)%	$979	—%	$2,153	(1.8)%
Other	$(456)	0.1%	$(2,390)	0.2%	$(356)	0.3%
Mexico
Statutory tax rate difference between Mexico and United States	$66	—%	$48	—%	$504	(0.4)%
Other	$907	(0.1)%	$(605)	—%	$(1,032)	0.9%
Costa Rica
Statutory tax rate difference between Costa Rica and United States	$(593)	0.1%	$(556)	—%	$(83)	0.1%

Enacted Changes in Tax Laws or Rates	$—		$—	—%	$—	—%

Effect of cross-border tax laws
GILTI	$5,737	(0.7)%	$(38)	—%	$—	—%

Tax credits
Research & development tax credits	$(3,429)	0.4%	$(4,236)	0.3%	$(2,682)	2.2%
Work Opportunity Tax Credit	$(142)	—%	$—	—%	$—	—%

Changes in Federal Valuation Allowance	$—	—%	$—	—%	$—	—%

Nondeductible items
Compensation related expenses	$232	—%	$4,772	(0.3)%	$4,947	(4.2)%
Goodwill Impairment	$34,838	(4.0)%	$175,823	(13.4)%	$—	—%
Management Fee Adjustment	$1,286	(0.1)%	$(716)	0.1%	$(1,505)	1.3%
Bargain Purchase Gain	$(9,622)	1.1%	$—	—%	$—	—%
Other	$1,422	(0.2)%	$10	—%	$1,056	(0.9)%

Changes in Unrecognized Tax Benefits	$34	—%	$(14,331)	1.1%	$(1,510)	1.3%

Other Adjustments
Section 1245 Recapture	$—	—%	$921	(0.1)%	$(2,608)	2.2%
Other	$5,707	(0.8)%	$880	(0.1)%	$2,957	(2.5)%

Effective tax rate	$(161,075)	18.6%	$(122,009)	9.3%	$(43,390)	36.5%
(1)     States taxes in North Carolina, Illinois, Massachusetts, Florida, Virginia, Pennsylvania, Minnesota, Texas, Maryland, Tennessee, and Wisconsin made up the majority of the tax effect (greater than 50%) in this category.

The net deferred income tax liability consists of the following:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Inventory obsolescence	$11,473	$8,555
Allowance for credit losses	4,484	3,736
Accrued and deferred compensation	13,490	6,630
Accrued insurance liability	8,248	8,888
Net operating loss and tax credit carryover	40,529	19,767
Defined benefit plans	1,115	811
Leases	110,404	107,657
Section 163(j) interest	166,894	99,064
Section 174 costs	—	29,602
Warranty liabilities	47,910	45,818
Other	17,318	24,971
Total deferred income tax assets	421,865	355,499
Valuation allowance	(16,368)	(13,500)
Net deferred income tax assets	405,497	341,999

Deferred income tax liabilities:
Goodwill and intangible assets	435,818	511,480
Property-related items	132,516	138,445
Stock basis	16,659	16,220
Leases	111,868	111,411
Debt	51,907	68,940
Other	16,673	25,321
Total deferred income tax liabilities	765,441	871,817
Total deferred income tax liability, net	$359,944	$529,818
Reflected as:
Noncurrent assets – Other assets, net	$3,596	$1,534
Noncurrent liabilities – Deferred income tax liabilities	363,540	531,352
Total deferred income tax liability, net	$359,944	$529,818
The Company carries out its business operations mainly through legal entities in the U.S., Canada and Mexico where we are subject to U.S., state and foreign tax laws. We are subject to income tax audits in multiple jurisdictions.
As of December 31, 2025, the $36.9 million net operating loss carryforward included $20.7 million for U.S federal losses and $16.2 million for U.S. state losses. Federal net operating losses will begin to expire in 2031, if unused, and state operating losses began to expire in 2025, if unused. There are limitations on the utilization of certain net operating losses.
Valuation Allowance
The following table sets forth the changes in the valuation allowance on deferred taxes:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Beginning balance	$13,500	$1,578	$3,158
Additions (reductions)	2,868	11,922	(1,580)
Ending balance	$16,368	$13,500	$1,578

Uncertain Tax Positions
The following table sets forth the changes in unrecognized tax benefits (excluding interest and penalties):

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Beginning balance	$1,212	$12,150	$14,756
Additions based on tax positions related to current year	41	14	245
Additions (reductions) for tax positions of prior years	(52)	(213)	(52)
Reductions resulting from expiration of statute of limitations	—	(10,739)	(2,799)
Ending balance	$1,201	$1,212	$12,150
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
As of December 31, 2025, the reserve was $2.5 million, which includes interest and penalties of $1.3 million and is recorded in other long-term liabilities in the accompanying Consolidated Balance Sheets. Of this amount, $1.2 million, if recognized would have an impact on the Company's effective tax rate. Interest and penalties were $1.3 million for 2025, $1.3 million for 2024 and $1.4 million for 2023. The Company has elected to treat interest and penalties on unrecognized tax benefits as income tax expense in its Consolidated Statement of (Loss) Income.
Cash Income Taxes Paid
The following table shows income taxes paid to each state jurisdiction over the previous three years:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
U.S. Federal	—	72,198	12,727

State:
California	(1,188)	*	*
Georgia	*	*	1,810
Indiana	*	1,265	1,419
New York	(3,776)	(1,531)	*
Pennsylvania	(878)	2,265	*
Tennessee	*	1,412	1,842
Texas	1,262	3,133	2,293
Virginia	*	*	(3,362)
Other	(2,611)	9,520	7,882
State Subtotal	$(7,191)	$16,064	$11,884

Foreign:
Canada	5,190	20,222	9,455
Mexico	1,560	397	2,250
Foreign Subtotal	$6,750	$20,619	$11,705

Total Cash paid for income taxes (net of refunds)	$(441)	$108,881	$36,316

(*) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in “Other”.

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$7,069	$—	$7,069
Liabilities – Contingent consideration	$—	$—	$9,954	$9,954

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$39,159	$—	$39,159
Liabilities – Contingent consideration	$—	$—	$21,122	$21,122

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

Fair Value of Financial Instruments Not Measured at Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.
Note 14 — Related Party Transactions
The Company had a related party receivable with CD&R of $0.4 million as of December 31, 2025 and $5.7 million as of December 31, 2024, representing legal fees paid on their behalf as part of the stockholder litigation described in Note 15 —Commitments and Contingencies.
The Company had a related party payable of $6.5 million and $6.0 million to our indirect parent, Camelot Return Ultimate, as of December 31, 2025 and December 31, 2024, respectively, representing monies paid by Company management for the purchase of incentive units in the Partnership. See Note 11 — Share-Based Compensation, for further discussion of the incentive units.
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
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $4.5 million at December 31, 2025 and $4.1 million at December 31, 2024 for certain subsurface investigation and remedial matters.
Litigation
The Company is a party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company is also included in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines or penalties and other costs in substantial amounts and are described below.
Stockholder Litigation
In July 2022, and pursuant to an Agreement and Plan of Merger dated March 5, 2022, Clayton, Dubilier and Rice, LLC (“CD&R”) became the indirect owner of Cornerstone Building Brands. In January 2023, purported former stockholders filed two separate complaints challenging the fairness of the Merger. The complaints are captioned Firefighters’ Pension System of the City of Kansas City, Missouri Trust and Gary D. Voigt v. Affeldt et al., C.A. No. 2023-0091-JTL (Del. Ch.) and Whitebark Value Partners LP and Robert Garfield v. Clayton Dubilier & Rice, LLC et al., C.A. No. 2023-0092-JTL (Del. Ch.). In both complaints, the plaintiffs alleged that CD&R and its affiliates controlled the Company prior to the transaction and that certain directors and officers of the Company, as well as CD&R and its affiliates, breached their fiduciary duties and engaged in conduct resulting in a sale of the Cornerstone Building Brands public stockholders’ shares to CD&R at an unfair price. The plaintiffs sought unspecified monetary damages, attorneys’ fees, expenses and costs. The court consolidated the two cases, and on May 3, 2023, selected Whitebark Value Partners LP as lead plaintiff. On July 14, 2023, the defendants moved to dismiss the operative complaint. The motion to dismiss was denied on January 10, 2024. On June 26, 2024, the plaintiffs filed an amended complaint. On February 24, 2025, the parties to the case filed a Stipulation of Compromise and Settlement (“Stipulation”) setting forth their agreement to settle the litigation. The Stipulation provided for CD&R and the Company, on behalf of the defendants, to pay or cause their respective insurers to pay a total of $45.0 million into an escrow account to be used to pay escrow expenses, satisfy any fee and incentive amounts awarded by the court in favor of plaintiff and plaintiff’s counsel, and distribute the remaining funds to the non-affiliated shareholders of the Company. The Company's portion of the proposed settlement relating to its indemnification of its former directors and officers is recoverable from insurance. On May 29, 2025, the court held a hearing to consider the Stipulation, approved the Stipulation, and entered a final order approving the settlement and dismissing the plaintiff’s claims with prejudice.

In June 2023, a purported former stockholder filed a class action complaint in the United States District Court for the District of Delaware alleging that the Company’s disclosures issued in connection with the Merger were materially misleading in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The complaint is captioned Water Island Merger Arbitrage Institutional Commingled Master Fund, L.P. v. Cornerstone Building Brands et al., Case No. 1:23-cv-00701 (D. Del.). The complaint alleged that the Company’s directors and officers issued misleading disclosures, which caused stockholders to approve the Merger at an unfair price. The plaintiff sought unspecified monetary damages, interest, attorney’s fees, expenses and costs. On December 8, 2023, the defendants moved to dismiss the operative complaint, and, in the alternative, to stay in litigation. On September 30, 2024, the court granted the defendants’ motion to dismiss without prejudice. On October 15, 2024, the plaintiffs filed an amended complaint, which the defendants again moved to dismiss or stay on November 26, 2024. On June 23, 2025, the parties filed a stipulation and proposed order of dismissal. On June 24, 2025, the court entered the parties’ stipulation to dismiss the plaintiffs’ claims with prejudice.
Note 16 — Equity
As of December 31, 2025, the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) authorized the Company to issue 1,000 shares of common stock, par value of $0.01. Each share of common stock is entitled to one vote and all shares of common stock vote together as a single class.
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
Note 17 — Accumulated Other Comprehensive Income (Loss)
The following tables set forth the change in accumulated other comprehensive income (loss) attributable to the Company by each component of accumulated other comprehensive income (loss), net of applicable income taxes:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Unrecognized Gain (Loss) on Retirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(9,553)	$26,600	$820	$17,867
Other comprehensive income (loss)	(15,539)	(10,152)	560	(25,131)
Balance, December 31, 2024	$(25,092)	$16,448	$1,380	$(7,264)
Other comprehensive income (loss)	5,783	(15,906)	(507)	(10,630)
Balance, December 31, 2025	$(19,309)	$542	$873	$(17,894)

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

The following table sets forth reportable segment net sales, reportable segment adjusted EBITDA and a reconciliation to loss before income taxes:

	Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Reportable segment net sales:
Windows & Doors	$2,478,455	$2,506,408	$2,477,731
Siding & Accessories	1,156,105	1,260,848	1,270,906
Metal Solutions	1,779,704	1,536,431	1,661,391
Total reportable segment net sales	5,414,264	5,303,687	5,410,028
Intersegment sales	(5,604)	(6,158)	(7,594)
Total net sales	$5,408,660	$5,297,529	$5,402,434
Reportable segment adjusted EBITDA:
Windows & Doors	$197,061	$297,250	$336,095
Siding & Accessories	199,803	242,211	224,561
Metal Solutions	188,654	178,765	322,874
Total reportable adjusted segment EBITDA	585,518	718,226	883,530
Corporate and Other	(195,403)	(234,629)	(230,739)
Impairment of goodwill, intangible assets and property, plant and equipment	(372,323)	(934,729)	—
Depreciation and amortization	(441,490)	(401,657)	(412,597)
Interest expense	(492,058)	(450,188)	(380,706)
Foreign exchange gain (loss)	2,527	(14,136)	6,768
Bargain purchase gain	45,819	—	—
Gain (loss) on extinguishment of debt	—	—	(184)
Other income, net	3,377	5,694	15,013
Loss before income taxes	$(864,033)	$(1,311,419)	$(118,915)
The following table sets forth net sales to third party customers, disaggregated by reportable segment:

	Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Windows & Doors – Principally vinyl windows	$2,477,543	$2,505,748	$2,476,870
Siding & Accessories:
Vinyl siding	$561,842	$620,158	$611,749
Metal siding	341,315	351,928	329,363
Injection molded siding	50,344	55,047	58,517
Stone	124,230	149,733	165,775
Other products & services	73,682	78,484	98,769
Total	$1,151,413	$1,255,350	$1,264,173
Metal Solutions – Metal building products	$1,779,704	$1,536,431	$1,661,391
Total net sales	$5,408,660	$5,297,529	$5,402,434

The following table sets forth other financial data by reportable segment:

	Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Depreciation and amortization:
Windows & Doors	$202,191	$178,486	$179,611
Siding & Accessories	102,589	103,214	88,597
Metal Solutions	131,474	116,222	139,481
Depreciation and amortization for reportable segments	436,254	397,922	407,689
Corporate	5,236	3,735	4,908
Total depreciation and amortization	$441,490	$401,657	$412,597

Capital expenditures:
Windows & Doors	$76,752	$89,750	$57,327
Siding & Accessories	34,802	56,064	49,926
Metal Solutions	45,956	58,690	74,561
Corporate and Other	3,868	6,894	12,121
Total capital expenditures	$161,378	$211,398	$193,935

The following table sets forth key expenses disaggregated by reportable segment for the year ended December 31, 2025:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$2,477,544	$1,151,412	$1,779,704	$5,408,660
Intersegment net sales	911	4,693	—	5,604
Reportable segment net sales	2,478,455	1,156,105	1,779,704	5,414,264
Segment cost of sales(1)	(2,022,999)	(846,480)	(1,315,781)	(4,185,260)
Segment selling, general and administrative expenses(2)	(258,395)	(109,822)	(275,269)	(643,486)
Reportable segment adjusted EBITDA	$197,061	$199,803	$188,654	585,518
Impairment of goodwill, intangible assets and property, plant and equipment				(372,323)
Depreciation and amortization				(441,490)
Corporate and Other				(195,403)
Interest expense				(492,058)
Bargain purchase gain				45,819
Foreign exchange gain				2,527
Other income, net				3,377
Loss before income taxes				$(864,033)
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

The following table sets forth key expenses disaggregated by reportable segment for the year ended December 31, 2024:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$2,505,748	$1,255,350	$1,536,431	$5,297,529
Intersegment net sales	660	5,498	—	6,158
Reportable segment net sales	2,506,408	1,260,848	1,536,431	5,303,687
Segment cost of sales(1)	(1,969,378)	(908,667)	(1,143,098)	(4,021,143)
Segment selling, general and administrative expenses(2)	(239,780)	(109,970)	(214,568)	(564,318)
Reportable segment adjusted EBITDA	$297,250	$242,211	$178,765	$718,226
Impairment of goodwill, intangible assets and property, plant and equipment				(934,729)
Depreciation and amortization				(401,657)
Corporate and Other				(234,629)
Interest expense				(450,188)
Foreign exchange loss				(14,136)
Other income, net				5,694
Loss before income taxes				$(1,311,419)
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
The following table sets forth key expenses disaggregated by reportable segment for the year ended December 31, 2023:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$2,476,870	$1,264,173	$1,661,391	$5,402,434
Intersegment net sales	861	6,733	—	7,594
Reportable segment net sales	2,477,731	1,270,906	1,661,391	5,410,028
Segment cost of sales(1)	(1,932,361)	(936,024)	(1,143,553)	(4,011,938)
Segment selling, general and administrative expenses(2)	(209,275)	(110,321)	(194,964)	(514,560)
Reportable segment adjusted EBITDA	$336,095	$224,561	$322,874	$883,530
Depreciation and amortization				(412,597)
Corporate and Other				(230,739)
Interest expense				(380,706)
Foreign exchange gain				6,768
Loss on extinguishment of debt				(184)
Other income, net				15,013
Loss before income taxes				$(118,915)
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

The following table sets forth property, plant and equipment, net, and total assets disaggregated by reportable segment:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Property, plant and equipment, net:
Windows & Doors	$353,253	$377,786
Siding & Accessories	186,335	193,235
Metal Solutions	498,181	538,725
Property, plant and equipment, net by reportable segments	1,037,769	1,109,746
Corporate	20,840	17,291
Total property, plant and equipment, net	$1,058,609	$1,127,037
Total assets:
Windows & Doors	$2,437,569	$2,896,080
Siding & Accessories	1,687,914	1,810,815
Metal Solutions	1,838,466	1,631,139
Total assets by reportable segment	5,963,949	6,338,034
Corporate	244,787	347,112
Total assets	$6,208,736	$6,685,146
The following tables set forth financial data attributable to various geographic regions:

	Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Total net sales:
U.S.	$4,992,446	$4,917,231	$4,983,912
Canada	406,167	377,978	415,134
All other	10,047	2,320	3,388
Total net sales	$5,408,660	$5,297,529	$5,402,434

Net sales are determined based on customers’ requested shipment location.

(Amounts in thousands)		December 31, 2025	December 31, 2024
Long-lived assets:
U.S.		$1,381,004	$1,497,351
Canada		115,989	115,047
All other		20,324	21,466
Total long-lived assets		$1,517,317	$1,633,864
Property, plant and equipment, net		$1,058,609	$1,127,037
Lease right-of-use assets		458,708	506,827
Total long-lived assets		$1,517,317	$1,633,864
Note 19 — Subsequent Events
At December 31, 2025, the Company classified the land and building assets related to certain facilities within the Metal Solutions segment as held for sale because all of the criteria used in this determination had been met, including management’s commitment to a plan to sell, active marketing efforts, and an expectation that the sale would be completed within one year. Subsequent to year‑end and prior to the issuance of the consolidated financial statements, management determined that the completion of a sale-leaseback transaction is no longer probable. Because this event occurred after year‑end and does not reflect conditions that existed as of December 31, 2025, no adjustments have been made to the classification or measurement of these assets as of December 31, 2025.

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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as described below.
Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the audited consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
As permitted by the Securities and Exchange Commission, management excluded from its assessment of internal control over financial reporting as of December 31, 2025, the internal control over financial reporting of Metal Sales Manufacturing Corporation (“Metal Sales”), which was acquired during September 2025. The total assets (excluding intangible assets) and net sales of Metal Sales represented 4.2% and 2.2% of our consolidated total assets and consolidated net sales, respectively, at and for the year ended December 31, 2025. See a discussion of the Metal Sales acquisition in Note 3 — Mergers, Acquisitions and Divestitures to our consolidated financial statements.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the COSO framework. Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following deficiencies in our control activities that constitute material weaknesses either individually or in the aggregate, as of December 31, 2025:

1.A material weakness that arose from the ineffective application of the software development life cycle (“SDLC”) information technology general control in our Metal Solutions reportable segment. Specifically, the Company determined that the assigned team members lacked the requisite knowledge and experience to develop functional requirements, configure the system, and complete user acceptance tests sufficient to fully test the enterprise resource planning (“ERP”) system prior to going live.
2.The Company did not design, implement, and maintain effective information technology general controls for information systems and applications or related business process controls, including journal entry controls, at Harvey Building Products Corp. and Mueller Supply Company, Inc., each of which were acquired in 2024.

These material weaknesses did not result in any material misstatement in our audited financial statements or disclosures, and there were no changes required to any of our previously released audited consolidated financial statements.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting
Except for the material weaknesses identified by management and described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Efforts

We are committed to maintaining strong internal control over financial reporting. The Company, with oversight from our Audit Committee, is taking comprehensive actions to remediate the material weaknesses described above. Remediation actions taken include:
•Retained an outside firm with expertise in the design and execution of SDLCs to examine our control design, perform a root cause analysis, and advise on changes in the design of our controls and procedures and implementation of our remediation activities;
•Completed a post-implementation review of the ERP system that led to the material weakness;
•Updated and implemented a more comprehensive SDLC Policy, including standardized templates;
•Established a formal governance structure to be adhered to for each qualified SDLC project; and
•Created a new SDLC training for relevant stakeholders.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not identified and completed all remediation efforts we believe necessary to address the material weaknesses. As management continues to evaluate and improve the Company’s internal control over financial reporting, additional improvements may be implemented. The Company will not conclude that any deficient controls operate effectively until the applicable controls operate for a sufficient period of time and are subject to testing to conclude that remediation has been achieved.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.
Executive Officer Retention Bonus Awards. On March 11, 2026, the Company entered into letter agreements with each of Mr. Ackley, Ms. Brenner and Mr. Storch providing for one-time retention bonus payments of $390,000, $386,370, and $500,000, respectively, subject to the executive’s continued employment through December 31, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Cornerstone Building Brands, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cornerstone Building Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 12, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Metal Sales Manufacturing Corporation, which was acquired during September 2025, and whose financial statements constitute approximately 4.2% of the Company’s consolidated total assets (excluding intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2025) and approximately 2.2% of consolidated net sales as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Metal Sales Manufacturing Corporation.
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

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weaknesses have been identified and included in management's assessment:
1)Management has identified a material weakness in internal control over financial reporting due to the ineffective application of the software development life cycle (“SDLC”) information technology general control.
2)Management did not design, implement, and maintain effective information technology general controls for information systems and applications or related business process controls, including journal entry controls, at Harvey Building Products Corp. and Mueller Supply Company, Inc., each of which were acquired in 2024.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 12, 2026

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Certificate of Incorporation and Amended and Restated By-Laws (the “Bylaws”) provide that the number of directors shall be fixed from time to time pursuant to a resolution adopted by a majority of the directors. Our Board of Directors currently consists of ten members. There are no vacancies on the Board.
In accordance with our Bylaws, our directors are elected annually by our stockholder. Under our Bylaws, newly created directorships resulting from any increase in the authorized number of directors or any vacancies on our Board resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a vote of the stockholders at any regular or special meeting of the stockholders (or by written consent in lieu of such meeting), and directors so elected shall hold office until the annual meeting of stockholders at which the term of office of the class to which the director has been elected expires. Under our Corporate Governance Guidelines, no person may stand for election as a director or be recommended for appointment by the Company’s stockholders if, on the date of any annual or special meeting held for the purpose of electing directors, such person shall have surpassed the age of 75.
Directors and Executive Officers
The following table lists our current directors:
Directors

Name	Age	Position
Marcia Avedon	64	Director
Jake Donnelly	33	Director
Wilbert James, Jr.	69	Director
Daniel Janki	57	Director
John Krenicki, Jr.	63	Chairman
Timothy O’Brien	62	Director
Nathan Sleeper	52	Director
Gunner Smith	52	Director and Chief Executive Officer
Suzanne Stefany	62	Director
Tyler Young	38	Director
Our Board believes that each of our directors is highly qualified to serve as a member of our Board. Each director has contributed to the mix of skills, core competencies and qualifications of our Board. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions with some of the most reputable organizations in the world.
Our Board recognizes that directors with diverse backgrounds, attributes, perspectives and experiences can positively enhance the performance and deliberations of the Board. Our Board values directors with diverse qualifications, geographic location, education, skills, expertise and professional and industry experience.

Marcia Avedon
Ms. Avedon, age 64, has served as a director since April 2024 and as Chair of the Compensation Committee of the Board since December 2024. Ms. Avedon currently serves as the Chief Executive Officer of Avedon Advisory, LLC, which she founded in 2022. From 2020 to 2022, Ms. Avedon served as Executive Vice President and Chief Human Resources, Marketing and Communications Officer for Trane Technologies, plc, where she was responsible for all global human resource and reputation management strategies and functions. From 2007 to 2020, Ms. Avedon held senior leadership positions at Ingersoll-Rand, plc, including serving as Executive Vice President, Human Resources, Communications and Corporate Affairs. Earlier in her career, Ms. Avedon held executive positions in human resources at Merck & Co., Inc., Honeywell International Inc., and Anheuser-Busch Companies. Since 2022, Ms. Avedon has served on the board of directors at Acuity Brands, Inc. including as a member of its compensation and management development committee. She has also served as a board member of Generac Holdings Inc. since 2019, including as chair of the human capital and compensation committee and member of the nominating and corporate governance committee. Ms. Avedon previously served on the board of directors of GCP Applied Technologies and Lincoln National Corporation.
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
Jake Donnelly
Mr. Donnelly, age 33, has served as a director since October 2024. He serves on the Audit Committee. Mr. Donnelly has served as a Principal of CD&R since May 2023, where he is primarily engaged in evaluating industry opportunities in the industrials sector. Prior to joining CD&R, from January 2018 to March 2023, Mr. Donnelly served in various capacities at Ares Management Corporation, including most recently as Vice President, Private Equity, and prior to that, from July 2016 to December 2017, Mr. Donnelly worked as an Investment Banking Analyst at Jefferies Financial Group Inc. He also currently serves as a director of SunSource. He previously served as a director of White Cap Parent, LLC. Mr. Donnelly holds a bachelor of arts degree in economics from Bowdoin College.
Director Qualifications: Mr. Donnelly's experience in finance, accounting and economics provides our Board with insight into business strategy, financial decision-making and the macroeconomic environment in which we operate.
Wilbert James, Jr.
Mr. James, age 69, has served as a director since May 2019. Mr. James is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. James had a 31-year career with Toyota Motors, with his most recent role as President of Toyota Motor Manufacturing of Kentucky (July 2010 - May 2018). In that role, he led Toyota’s largest automotive manufacturing plant in the world and oversaw a nearly $6 billion operation, which employed over 10,000 people. Additionally, he championed quality initiatives for Toyota’s fourteen North American manufacturing plants. Mr. James currently serves as a director on the board of Atkore International. He also served as a director of Central Bank & Trust and Piston Group. Mr. James earned an associate degree in Applied Science from Old Dominion University, a bachelor of science degree in Mechanical Engineering Technology from Old Dominion University, as well as an honorary doctorate degree in mechanical engineering technology from the University of Kentucky and an honorary degree from the University of Pikeville in 2015.
Director Qualifications: Mr. James’s leadership roles in global manufacturing bring to our Board an understanding of the global business environment and valuable insight into the operations of large, complex manufacturing enterprises as well as corporate social responsibility, product development and supply chain matters.
Daniel Janki
Mr. Janki, age 57, has served as a director since May 2019. Mr. Janki is the Chair of the Audit Committee. Mr. Janki has served as the Executive Vice President and Chief Financial Officer of Delta Airlines since July 2021. Prior to joining Delta, Mr. Janki was the Senior Vice President - Chief Executive Officer and President of Power Portfolio at General Electric Company. Mr. Janki is also a director of Wheels Up Experience, Inc., a national board member for BuildOn, and an advisory board member for the CFO RoundTable. Mr. Janki is a certified public accountant. Mr. Janki earned degrees in finance and accounting from The Ohio State University.

Director Qualifications: Mr. Janki’s leadership role for a large, multinational conglomerate brings to our Board an understanding of the global business environment, business strategy, and financial management. Further, Mr. Janki’s background as a certified public accountant provides the Audit Committee with valuable financial expertise.
John Krenicki, Jr.
Mr. Krenicki, age 63, has served as director since November 2018, and as Chair of the Board since July 2022. He serves on the Compensation Committee and is the Chair of the Nominating and Corporate Governance Committee. Mr. Krenicki served as our interim President and Chief Executive Officer from March 18, 2025 until August 11, 2025. Mr. Krenicki is Vice Chair at CD&R and is Chair of Artera. He is also a director at BrandSafway. Mr. Krenicki previously served as a director at Devon Energy Corporation. Previously, Mr. Krenicki built a 29-year career at General Electric Co., where he served as Vice Chair as well as President and Chief Executive Officer of GE Energy, among other executive positions. He earned a bachelor of science degree in mechanical engineering from the University of Connecticut. He received a master of science degree in management from Purdue University.
Director Qualifications: Mr. Krenicki’s executive and director experience in diverse manufacturing and services enterprises brings to our Board an understanding of the global business environment, business strategy and valuable insight into the operations of large, complex manufacturing operations.
Timothy O’Brien
Mr. O’Brien, age 62, has served as a director since November 2018. He currently serves on the Audit Committee and the Nominating and Corporate Governance Committee. Mr. O’Brien served as our Interim President, Windows & Doors from March 18, 2025 through February 2026. From 2013 through 2024, Mr. O’Brien served as the President and Chief Executive Officer of Wilsonart International Holdings LLC. Prior to joining Wilsonart, Mr. O’Brien served as Vice President and General Manager of SABIC Innovative Plastic, responsible for the engineering resins business in the Americas and Europe. SABIC Innovative Plastics, a business unit of Saudi Basic Industries Corporation (“SABIC”), was founded in 2007 with the acquisition of GE Plastics. Mr. O’Brien began his career at General Electric as a Sales Representative for GE Lighting. Throughout his 24-year career at GE, he also held roles of increasing responsibility in sales, product management and general management, including Vice President of Sales and Distribution Operations for the Asia Pacific, based in Singapore. Prior to GE Plastics, Mr. O’Brien served as Senior Vice President for Commercial Finance with GE Capital until 2003, running a global computer leasing business. Mr. O’Brien earned his bachelor’s degree from Northeastern University in Massachusetts and his MBA from Baldwin Wallace College in Ohio.
Director Qualifications: Mr. O’Brien’s leadership roles in global manufacturing bring to our Board an understanding of the global manufacturing environment and valuable insight into businesses with large, complex manufacturing operations.
Nathan Sleeper
Mr. Sleeper, age 52, has served as a director since October 2009. Mr. Sleeper joined CD&R in 2000, and as of January 1, 2020, became the Chief Executive Officer of CD&R. Mr. Sleeper chairs its Executive Committee and is a member of its Investment, Operating Review and Compliance committees. He also leads the firm’s industrials investment vertical and is responsible for firm operations. Prior to joining CD&R, he worked in the investment banking division of Goldman Sachs & Co. LLC and at investment firm Tiger Management Corp. Mr. Sleeper also currently serves as a director of BrandSafway; Artera Services Holdco, LLC; SunSource Topco, LLC; INDICOR; Multi-Color Corporation; Pursuit Aerospace; White Cap; Veritiv Corporation; and Resideo Technologies. Mr. Sleeper previously served as a director of Foundation Building Materials, Core and Main, Beacon Roofing Supply, and Wilsonart. He is a member of the Business Council and the Madison Square Boys and Girls Club, serves on the Williams College Board of Trustees, as well as on the investment committee for the college’s endowment. Mr. Sleeper holds a bachelor of arts degree from Williams College and a master of business administration degree from Harvard Business School.
Director Qualifications: Mr. Sleeper’s broad experience in the financial and investing communities brings to our Board important insights into business strategy and areas to improve our financial performance. He also serves on a number of boards.

Gunner Smith
Mr. Smith, age 52, has served as Chief Executive Officer since August 2025, joining the board of directors at the same time. Prior to joining the Company, Mr. Smith spent 17 years at Owens Corning, a leading building products manufacturer, most recently serving as President, Roofing from August 2018 to July 2025 and, prior to that, serving in various senior leadership roles at Owens Corning, including as Vice President of Sales, Distribution and Home Center from January 2017 to July 2018 and Vice President, Sales, Distribution from September 2012 to December 2016. Prior to joining Owens Corning, Mr. Smith was a National Sales Manager with Ply Gem Industries Inc., one of the Company’s two founding companies, from July 2007 to November 2008. Prior to his role at Ply Gem, Mr. Smith spent eight years in various sales management roles at Elk Corporation. Mr. Smith holds a bachelor’s degree in Business Administration from Mississippi State University. Mr. Smith has served on the board of Howmet Aerospace since September 2023, where he sits on the Audit and Finance Committees.
Director Qualifications: Mr. Smith brings to the Board a strong commercial background and extensive experience leading high-performing businesses in the building products industry, as well as a proven track record driving profitable growth and delivering value creation as a trusted partner to his customers.
Suzanne Stefany
Ms. Stefany, age 62, has served as a director since June 2025. She currently serves on the Compensation Committee and Corporate Governance Committee. Ms. Stefany currently serves as a Senior Advisor at PJT Partners, an advisory-focused investment bank, having previously served as a Partner from 2017 to 2024. From 2005 to 2017, Ms. Stefany held the roles of Managing Director and Global Industry Analyst at Wellington Management Company, where she was responsible for investing portfolios and recommending stocks for a variety of global industries. Prior to joining Wellington Management Company, Ms. Stefany built her investment advisory career at companies such as Loomis Sayles, Invesco Capital Management and Putnam Investments. Ms. Stefany has served on the board of directors for AMETEK since 2022, where she is a member of the Audit Committee, Compensation Committee, and Governance Committee. She has also served on the board of Watts Water Technologies since November 2025 where she serves on the Compensation Committee and Governance and Sustainability Committee. Ms. Stefany previously served on the board of directors of JELD-WEN, where she served as Lead Independent Director, Chair of the Nominating and Governance Committee and a member of the Compensation Committee. Ms. Stefany holds a bachelor’s degree in Economics and Spanish from Tufts University and a master’s degree in Management and Finance from the MIT Sloan School of Management.
Director Qualifications: Ms. Stefany's experience advising companies on corporate transformations and complex situations brings to the Board extensive leadership experience in finance, corporate governance and capital markets, as well as diverse business acumen.
Tyler Young
Mr. Young, age 38, has served as a director since August 2022. He serves on the Compensation Committee. Mr. Young joined CD&R in 2011 and is principally engaged in evaluating investment opportunities in the industrials sector. Prior to joining CD&R, he held positions with PayPal and LinkedIn and worked in the investment banking division of Bank of America Merrill Lynch. He currently serves as a director of Wilsonart, SunSource and White Cap. He previously served as a director of Foundation Building Materials. Mr. Young holds a bachelor of arts degree in economics from Dartmouth College and holds a master of business administration degree from Harvard Business School.
Director Qualifications: Mr. Young’s experience in the financial and investing community provides our Board with insight financial reporting and oversight and business strategy.

The following table lists our current executive officers:

Executive Officers

Name	Age	Position
Gunner Smith (1)	52	Chief Executive Officer and Director
Christian Storch	66	Interim Chief Financial Officer
Alena Brenner	49	Executive Vice President, General Counsel and Corporate Secretary
Matthew Ackley	45	President, Metal Solutions
Melissa Jones	47	President, Siding & Accessories–U.S.
Vishal Singh	57	President, Windows & Doors–U.S.
(1)Information concerning the business experience of Mr. Smith is provided under the section titled “Directors” above.
Christian Storch
Mr. Storch, age 66, has served as our Interim Chief Financial Officer since February 6, 2026. Mr. Storch previously served as the Chief Financial Officer of Altra Industrial Motion Corp. (now part of Regal Rexnord) from December 2007 to January 2022. From 2001 to 2007, Mr. Storch served as the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served as Standex International Corporation’s Treasurer from 2003 to 2006 and as Manager of Corporate Audit and Assurance Services from 1999 to 2003. In addition, Mr. Storch served on the board of directors of Standex International from 2004 to 2007. Prior to his tenure with Standex International Corporation, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager at Deloitte & Touche LLP Berlin, Germany, Boston and Dusseldorf. Mr. Storch holds a degree in business administration from the University of Passau, Germany.
Matthew Ackley
Mr. Ackley, age 45, has served as President of our Metal Solutions business unit since November 2021. Prior to being promoted to his current responsibilities, Mr. Ackley served as President, Engineered Building Systems. Mr. Ackley has over twenty years of accomplished leadership in the building materials industry. Prior to joining the Company, he served as Vice President, Sales for USG Corporation, overseeing its Commercial Ceilings and Corporate Account teams, where he led strategic planning, sales execution and revenue and profit growth efforts. Mr. Ackley spent much of his career at USG Corporation holding roles of increasing responsibility, including: Vice President, Architectural Sales; Area Manager Central; Senior Manager, Investor Relations; Category Manager, Interior Walls - L&W Supply; and several other roles in sales and operations. He holds a bachelor of arts degree in economics and Spanish from the University of Redlands and a master of business administration degree from Pepperdine University.
Alena Brenner
Ms. Brenner, age 49, has served as our Executive Vice President, General Counsel and Corporate Secretary since April 2021. Before joining the Company, Ms. Brenner served as Vice President and Deputy General Counsel of Ryder System, Inc., a transportation and logistics company, where she advanced through various leadership roles since January 2012, most recently serving as Vice President and Deputy General Counsel. Prior to her work with Ryder System, Inc., Ms. Brenner was the Director of Commercial Law and Mergers and Acquisitions (“M&A”) at the New York headquarters for Anheuser-Busch InBev. She previously spent over eight years at the New York City office of the law firm Hunton & Williams (now Hunton Andrews Kurth LLP) working in the Global Capital Markets and M&A group. Ms. Brenner earned a bachelor of science degree in industrial and labor relations from Cornell University and a juris doctorate degree from Fordham University School of Law.
Melissa Jones
Ms. Jones, age 47, serves as President of our Siding & Accessories–U.S. business unit, having joined the Company in July 2022. Ms. Jones brings more than twenty years of leadership experience and demonstrated success delivering revenue and profit growth through customer-centric organic growth strategies, M&A integration, operational excellence, and commercial excellence in the industrial machinery and electrical manufacturing industries. Most recently, Ms. Jones served as Group President of Commercial Water Solutions at Pentair, a global water treatment and solutions company, where she also held other various roles of increasing responsibility. Prior to Pentair, Ms. Jones was Director of Product, Channel and Marketing at Generac Power Systems and Director of Marketing at Johnson Controls. She has also worked in corporate marketing functions at Abbott Laboratories, Milwaukee Tool and Stanley Black & Decker. Ms. Jones holds a bachelor of arts degree in economics from St. Mary’s Honors College of Maryland and a master of business administration degree from the University of Maryland.
Vishal Singh
Mr. Singh, age 57, serves as President of our Windows & Doors business unit, having joined the Company in January 2026. Prior to joining the Company, Mr. Singh served as President of BrassCraft at Masco Corporation from July 2023 to January 2026, where he led its global manufacturing and distribution business for rough plumbing products. Prior to BrassCraft, from April 2021 to July 2023, Mr. Singh was President of Architectural Glass at Oldcastle Building Envelope, overseeing a business that operates 27 manufacturing facilities. From July 2017 to April 2021, Mr. Singh served as President of Milgard Windows at Masco and at Miter after it acquired Milgard in November 2019, where he strengthened customer relationships across dealers, lumberyards, home centers and builders. Prior to his tenure at Masco, Mr. Singh held senior leadership roles at Eaton Corporation. Mr. Singh holds bachelor of science degree in Mechanical Engineering from Sardar Patel University in India and a master of business administration degree from Case Western Reserve University.
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
Board and Committee Appointments
Below is a table disclosing our Board and current committee compositions:

Name	Board	Audit	Compensation	Nominating and Corporate Governance
Marcia Avedon	Member		Chair
Jake Donnelly	Member	Member
Wilbert James, Jr.	Member		Member	Member
Daniel Janki	Member	Chair
John Krenicki, Jr.	Chair		Member	Chair
Timothy O'Brien	Member	Member		Member
Nathan Sleeper	Member
Gunner Smith(1)	Member
Suzanne Stefany(1)	Member		Member	Member
Tyler Young	Member		Member
Meetings held during 2025	5	6	5	4
(1)    Mr. Smith joined the Board in August 2025 and Ms. Stefany joined the Board in June 2025.

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

Compensation Committee
The Compensation Committee is responsible for discharging the Board’s responsibilities relating to the compensation and benefits provided to executive management. The Compensation Committee also oversees the Company’s compensation programs and policies and strategies related to talent management and development for executive and senior management. The Compensation Committee is permitted to delegate its authority on all matters for which it is responsible to subcommittees consisting of one or more members.
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
Our Board has adopted a Code of Conduct which is designed to help officers, directors and employees resolve ethical issues in an increasingly complex business environment. The Code of Conduct is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. The Code of Conduct covers topics, including but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. In 2026, we updated the Code of Conduct to align with the Company’s current organizational structure, applicable regulatory requirements and risk profile.

Our Code of Conduct is available, free of charge, on our website, along with other corporate governance information, at www.cornerstonebuildingbrands.com under the heading “Investors—Sustainability—Governance—Governance Documents.”
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
The Board’s Role in Risk Oversight
The Company maintains an enterprise risk management (“ERM”) program that provides a holistic, enterprise-wide view of risk that is designed to identify, assess, prioritize, and manage the most significant risks to achieving the Company’s strategic objectives and support informed decision-making by management and the Board.
The Board has ultimate responsibility for risk oversight and the ERM program, and management is responsible for identifying, mitigating and managing risks that could materially affect the Company’s financial condition, results of operations, liquidity, reputation, or ability to execute its strategy. Risk owners within management are responsible for developing and executing mitigation strategies for risks within their areas of responsibility and for monitoring changes in the risk environment.
The Board receives regular updates from management regarding the Company’s risk profile, emerging risks, and the effectiveness of risk mitigation activities, while retaining overall responsibility for risk oversight. The full Board regularly reviews strategic, operational, and macroeconomic risks, including but not limited to risks related to business cyclicality, inflation and deflation, customer experience, operational optimization, industry consolidation, and strategy development and execution. The Board has delegated oversight of other categories of risk to its committees. The Audit Committee oversees risks related to financial reporting, internal controls, liquidity and capital structure, cybersecurity, information technology systems, and supply chain resilience. The Nominating and Corporate Governance Committee oversees risks related to product safety and quality, employee health and safety, physical security, ESG matters, and corporate governance. The Compensation Committee oversees risks related to human capital management, including talent recruitment, retention, and compensation practices, and reviews compensation programs to assess whether they encourage excessive or inappropriate risk taking.
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
Sustainability
In August 2025, we published our Corporate Governance & Responsibility Report covering the 2024 calendar year. This report is informed by several reporting frameworks and is in accordance with the 2021 Global Recruiting Initiative Universal Standards, the Task Force on Climate-Related Financial Disclosure and in partial alignment with the Sustainability Accounting Standards Board: Building Products & Furnishing Standards. The report documents our progress toward our sustainability objectives and outlines what we aspire to achieve in the future. We recognize our responsibility to increase our positive impact on sustainability issues affecting our environment, our society and the world.

This belief is embodied in our business strategy, which serves as a guidepost for building our capabilities as a customer-first, solutions-driven company. We aim to focus on the responsible, sustainable solutions our products and services can offer while, in parallel, evaluating our environmental footprint, creating a safe and inclusive work environment for our employees, and improving the communities we serve.
We are dedicated to continuously improving the sustainability of our solutions through operational efficiencies that reduce our environmental impact while enhancing the life cycle and recyclability of our products. We believe recyclable and environmentally favorable products help conserve natural resources and reduce our products’ overall environmental impact. We operate lean manufacturing practices to reduce, reuse and recycle waste where possible through both internal initiatives and in partnership with suppliers and other third-party vendors.
We are mindful of the impacts of global climate change and the contributions to climate change from our manufacturing operations, the transportation and distribution of our products, and the end-use of building products. In 2025, we analyzed utility provider data (i.e., electricity, natural gas, and water) to assist with energy procurement, analyze our greenhouse gas emissions, and support our sustainability reporting. Based on this data, we selected specific sites to conduct third-party utility audits to help inform and prioritize sustainability initiatives.
In 2025, we continued to strengthen our sustainability program by advancing the maturity of our sustainability data and reporting processes, leveraging our SaaS application to support centralized data systems, governance and reporting, as well as engaging our supply chain through our Supplier Code of Conduct. We continue to engage with our stakeholders to regularly communicate progress, share meaningful sustainability achievements and stories, and outline future sustainability priorities and goals. Our Nominating and Corporate Governance Committee provides oversight of sustainability-related issues, with management providing regular updates on our strategy and related risks and opportunities, including through our enterprise risk management process. We believe that sustainability is an essential part of our Company’s culture and strategy.
Human Capital Management
Talent acquisition, engagement and retention are among our highest priorities because our employees design, support and build our exterior building products for our customers. Our core values guide us in creating the environment where we can all win together. This starts with our emphasis on occupational health, safety and employee well-being in our operations, which is one of our core values. To attract and retain the best employees, we focus on providing competitive pay and benefits. We provide benefit programs with the goal of improving the physical, mental and financial wellness of our employees throughout their lifetime. Some examples in the United States (“U.S.”) include base and variable pay, medical and dental coverage, paid time off and retirement saving plans with a Company match. We continually review wages to ensure we are fair, equitable, competitive and can attract and retain the best talent. We recruit our talent from a wide range of industries and use many different methods to attract a diverse pool of applicants including community job fairs, job boards, social media, and employee or community agency referrals. We aim to hire and train candidates using a process that is free from biases for or against any individual or group of candidates. We commit to creating a safe and inclusive work environment for our employees. Embracing all employees and applicants, no matter their background, race, age, sexual orientation and identity, and delivering a transparent, fair and engaging experience across the organization are both core to our talent management strategy.
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

Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) provides information regarding the Company’s compensation programs for the named executive officers of the Company (the “NEOs”) for year ended December 31, 2025 (“2025”). As such, our NEOs include:
•Gunner Smith, Chief Executive Officer (1)
•Jeffrey Lee, Executive Vice President, Chief Financial Officer (2)
•Alena Brenner, Executive Vice President, General Counsel and Corporate Secretary
•Melissa Jones, President, Siding & Accessories–U.S.
•Matthew Ackley, President, Metal Solutions
•Rose Lee, Former President and Chief Executive Officer (3)
•John Krenicki, Former Interim President and Chief Executive Officer (4)
(1)    Mr. Smith was appointed as Chief Executive Officer (“CEO”) of the Company effective August 11, 2025.
(2)    On February 6, 2026, Mr. Lee resigned as Chief Financial Officer (“CFO”) of the Company.
(3)    On March 18, 2025, Ms. Lee resigned as our President, CEO, and member of the Board of Directors.
(4)    In connection with Ms. Lee’s resignation, effective March 18, 2025, the Company’s Board appointed John Krenicki, the Chairman of the Board, to serve as the Company’s Interim President and CEO. Mr. Krenicki served in such role through the appointment of Mr. Smith as CEO. Mr. Krenicki did not receive any compensation as an officer of the Company.
Summary and Highlights for 2025
Compensation Highlights for 2025
During 2025, our indirect parent, Camelot Return Ultimate, LP, a Delaware limited partnership (the “Partnership” or “Camelot Parent”), granted equity awards to certain key employees considered critical to the success of our Company, including our CEO and CFO, which consisted of interests in future profits of the Partnership. See “Executive Compensation – Long-Term Incentive Awards under the Equity Plan”.
Performance Highlights in 2025
Our 2025 financial results were below management’s expectations due to several factors, including lower than expected volumes, which have continued into fiscal 2026. We have maintained indirect spend discipline across all reportable segments and our work on cost-take-out initiatives has allowed us to partially offset the impact of lower volumes.
We remain focused on enhancing long-term growth by taking actions to optimize our portfolio. During 2025, we acquired Metal Sales Manufacturing Corporation (“Metal Sales”), which furthered growth in markets that are core to our operations and strengthened our ability to serve all customers and channels with a comprehensive portfolio of materials, products and brands.
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
Determination and Administration of Compensation Programs and Amounts
Decisions regarding executive compensation are based primarily on the assessment by the Compensation Committee of each NEO’s leadership and operational performance, and potential to enhance long-term value to the Company. Since February 2015, the Compensation Committee has retained a compensation consultant, FW Cook, to assist it in its comprehensive review of the Company’s executive compensation program. During 2025, FW Cook continued to advise the Compensation Committee regarding compensation packages for existing executives, new hires, and promotions and other governance related matters (see “Executive Compensation — Compensation of Directors”). The Compensation Committee also relies on its judgment, prior experience, and the judgment of our CEO, about each individual NEO in determining the amount and combination of compensation elements and whether each payment or award appropriately encourages and rewards performance. The Compensation Committee meets regularly in separate executive sessions without management personnel present and also requests periodically that our officers or employees attend meetings.
Based on (i) the benchmarking data prepared by FW Cook, (ii) discussions with and recommendations by our CEO during 2025 and (iii) our pay-for-performance policies, the Compensation Committee determined to maintain our existing executive compensation programs during 2025.
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
Role of Management
During 2025, senior executives attended certain Compensation Committee meetings at the Compensation Committee’s request to advise the Compensation Committee regarding our performance and to recommend compensation and benefits for our NEOs (other than the CEO). Our management, under the leadership of Mr. Smith, plays an important role in establishing and maintaining our compensation programs for our NEOs. Management’s role includes recommending plans and programs to the Compensation Committee, implementing the Compensation Committee’s decisions regarding the plans and programs and assisting and administering plans in support of the Compensation Committee. The Compensation Committee also relied to a certain extent on Mr. Smith’s evaluations of other NEOs whose day-to-day performance was not as visible to the Compensation Committee as it was to Mr. Smith.

Role of Independent Advisors
The Compensation Committee’s charter provides that it may retain advisors, including compensation consultants, in its sole discretion. During 2025, the Compensation Committee continued its engagement of FW Cook as the Compensation Committee’s independent compensation consultant to assist it in its comprehensive review of the Company’s executive compensation program, including providing advice and counsel about our executive compensation program and design, executive new hires, CEO and executive compensation benchmarking, incentive plan design, and compensation program risk assessment. The Committee annually reviews whether FW Cook's work as the Compensation Committee’s compensation consultant raises any conflict of interest, taking into consideration: (i) the provision of other services to the Company by FW Cook; (ii) the amount of fees the Company paid to FW Cook, as a percentage of FW Cook’s total revenue; (iii) FW Cook's policies and procedures regarding conflicts of interest; (iv) any business or personal relationship of FW Cook's compensation advisers with an executive officer of the Company or any member of the Committee; (v) any stock of the Company owned by FW Cook's compensation advisers; and (vi) any business or personal relationship of FW Cook with an executive officer of the Company. After review of this information, the Committee determined that FW Cook is independent and that its work for the Company has not raised any conflict of interest. The Compensation Committee has assessed the independence of FW Cook pursuant to SEC and NYSE rules and has determined that FW Cook does not have any economic interest or other relationship that would create a conflict with its services to the Compensation Committee.
Peer Group
In assessing compensation elements and making compensation decisions for our executive officers, our Compensation Committee considers the executive compensation practices of a peer group of companies of similar size to the Company in related industries. The following peer group was used in making compensation decisions for our NEOs during 2025, with the assistance of FW Cook:

Acuity Brands, Inc.	Hubbell Inc.	Masco Corporation
Allegion plc	James Hardie Industries plc	MasterBrand, Inc.
Carlisle Companies Inc.	JELD-WEN Holding, Inc.	Mohawk Industries, Inc.
Fortune Brands Innovations, Inc.	Lennox International, Inc.	Owens Corning
Generac Holdings Inc.	Louisiana-Pacific Corporation	Simpson Manufacturing Co.
The Company’s net sales during 2025 were above the 75th percentile of the peer companies.

CEO Compensation
The Compensation Committee is directly responsible for determining the salary level of the CEO and all awards and grants to the CEO. In July 2025, the Company entered into an employment agreement with our current CEO, Mr. Smith, in connection with his appointment. Mr. Smith’s compensation has a strong performance orientation, with annual incentive payouts linked to financial results and Incentive Unit value, as defined in “Long-Term Incentive Awards under the Equity Plan” in this section, driven by Company value creation. Mr. Smith’s employment agreement provided that his annual bonus for 2025 would equal (i) $317,187.50 plus (ii) a pro-rated portion of the 2025 annual bonus determined based on actual performance and pro-rated based on the number of days Mr. Smith was employed by the Company during 2025, provided that the 2025 bonus payment would be no less than $775,000. In addition, in order to compensate Mr. Smith for compensation forfeited by him when he accepted his role with the Company, his employment agreement provided for a $1,450,000 cash signing bonus. Mr. Smith was also eligible for relocation benefits under his employment agreement. Mr. Smith’s overall compensation package has also been set at a level that we believe to be market competitive and provides appropriate differentiation between CEO compensation and the compensation of other executive officers hired from time to time.
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

Named Executive Officer	2025 Base Salary
Gunner Smith	$1,050,000
Jeffrey Lee(1)	$700,000
Alena Brenner	$486,000
Melissa Jones	$470,250
Matthew Ackley	$500,000
Rose Lee(2)	$1,150,000
John Krenicki(3)	$—

(1)Effective August 1, 2025, the Compensation Committee approved an increase in Mr. Lee’s base salary from $630,000 to $700,000 per year.
(2)In March 2025, Ms. Lee ceased to serve as President and Chief Executive Officer.
(3)Mr. Krenicki did not receive any compensation while serving as Interim President and Chief Executive Officer of the Company.
Annual Bonus

Short-term annual cash incentive compensation is provided through our annual cash bonus program (the “Bonus Program”), under which annual cash bonuses may be paid to executives to reward their contributions to our business during the year.

2025 Criteria

The annual bonus plan is based on the plan measures, which include Pro Forma Company Adjusted EBITDA performance, Business Unit Adjusted EBITDA performance (together, “Pro Forma Adjusted EBITDA”), if applicable, and Pro Forma Company or Business Unit Primary Working Capital as a percentage of net sales.

EBITDA is defined as earnings before deducting interest expense, income taxes, depreciation, and amortization. “Adjusted EBITDA” represents EBITDA further adjusted for the impact of one-time, irregular, or non-recurring charges or income as identified by management. Management believes Adjusted EBITDA is a better measure of the Company’s performance than EBITDA or operating income. Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Non-GAAP Financial Measures” in this report, for a detailed calculation of the Company’s Adjusted EBITDA and to Part II, “Item 8. Note 18 — Reportable Segment and Geographical Information” for a detailed calculation of Business Unit Adjusted EBITDA. Pro Forma Adjusted EBITDA also reflects the impact of companies acquired during the year, adjusted for a full year of performance. “Pro Forma Primary Working Capital” consists of net trade accounts receivable, inventories and accounts payable, adjusted on a pro forma basis to include the impact of companies acquired during the year, adjusted for the full year.

Under the 2025 Bonus Program for Corporate employees including Messrs. Smith and Lee and Ms. Brenner, the threshold, target and maximum achievement of Pro Forma Company Adjusted EBITDA and Company Pro Forma Primary Working Capital as a percentage of net sales metrics is set based on prior year Company performance and anticipated market conditions. Under the 2025 Bonus Program for Business Unit executives including Ms. Jones and Mr. Ackley, the threshold, target and maximum achievement of Pro Forma Company Adjusted EBITDA, Pro Forma Business Unit Adjusted EBITDA and Pro Forma Business Unit Primary Working Capital as a percentage of net sales metrics is based on prior year Company performance and anticipated market conditions.

The payout for threshold levels of achievement, the beginning level at which payouts can be earned, was 50% of target, and the payout for maximum levels of achievement was 200% of target. However, payouts for the Pro Forma Primary Working Capital as a percentage of net sales metric were capped at target, 100%, if the Pro Forma Adjusted EBITDA threshold was not met. The Pro Forma Business Unit Adjusted EBITDA must exceed a minimum threshold for Business Unit executives to receive a payout for the Pro Forma Company Adjusted EBITDA metric. Our Company believes this plan design keeps employees focused on the most important performance measures and incentivizes achievement of our goals.

For performance at or above the threshold, potential payments under the Bonus Program were made as follows for corporate executives such as Messrs. Smith and Lee and Ms. Brenner:

Metric	Weighting	Threshold (50% Earned)	Target (100% Earned)	Maximum (200% Earned)
Pro Forma Company Adjusted EBITDA	80%	91% of target	100% of target	109% of target
Pro Forma Company Primary Working Capital as Percentage of Net Sales	20%	106% of target	100% of target	94% of target
The payout for Adjusted Company EBITDA and Company Primary Working Capital as a percentage of net sales is calculated using linear interpolation between threshold and target, and target and maximum.

For performance at or above the threshold, potential payments under the Bonus Program were made as follows for business unit executives such as Ms. Jones and Mr. Ackley:

Metric	Weighting	Threshold (50% Earned)(2)	Target (100% Earned)	Maximum (200% Earned)(2)
Pro Forma Company Adjusted EBITDA	30%	91% of target	100% of target	109% of target
Pro Forma Business Unit Adjusted EBITDA(1)	50%	88% - 93% of target	100% of target	107% - 112% of target
Pro Forma Business Unit Primary Working Capital as Percentage of Net Sales(3)	20%	105%-108% of target	100% of target	92%-95% of target

(1)    Siding & Accessories–U.S. had a Pro Forma Business Unit Adjusted EBITDA target of $241.0 million, Metal Solutions had a Pro Forma Business Unit Adjusted EBITDA target of $246.3 million and Windows & Doors–U.S. had a Pro Forma Business Unit Adjusted EBITDA target of $291.0 million.

(2)    The 2025 performance threshold and maximum for Pro Forma Business Unit Adjusted EBITDA was as follows: 88% threshold and 112% maximum for Siding & Accessories–U.S., 93% threshold and 107% maximum for Metal Solutions and 90% threshold and 110% maximum for Windows & Doors–U.S. The 2025 performance threshold and maximum for Pro Forma Business Unit Primary Working Capital as a percentage of net sales was as follows: 105% threshold and 95% maximum for Siding & Accessories–U.S., 105% threshold and 95% maximum for Metal Solutions and 108% threshold and 92% maximum for Windows & Doors–U.S.

(3)    Siding & Accessories–U.S. had a Pro Forma Business Unit Primary Working Capital as a percentage of net sales target of 21.3%, Metal Solutions had a Pro Forma Business Unit Primary Working Capital as a percentage of net sales target of 20.5% and Windows & Doors–U.S. had a Pro Forma Business Unit Primary Working Capital as a percentage of net sales target of 13.0%.

The payout for Adjusted Company and Business Unit EBITDA and Business Unit Primary Working Capital as a percentage of net sales is calculated using linear interpolation between the threshold and target, and target and maximum.

2025 Bonus Earned

In 2025, each NEO was assigned a target annual bonus equal to a percentage of his or her base salary, as set forth in the table below. Mr. Smith’s employment agreement provided that his annual bonus for 2025 would equal (i) $317,187.50 plus (ii) a pro-rated portion of the 2025 annual bonus determined based on actual performance and pro-rated based on the number of days Mr. Smith was employed by the Company during 2025; provided that the 2025 bonus payment would be no less than $775,000. For more information, see “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

For corporate executives such as Messrs. Smith and Lee and Ms. Brenner during 2025, the Company achieved Pro Forma Company Adjusted EBITDA of $461.5 million against target Company Pro Forma Adjusted EBITDA of $710.0 million and Company Primary Working Capital of 19.4% of net sales against a target working capital of 16.9% of net sales. This achievement level would have corresponded to a bonus payout at 0% of the portion of the target annual bonus based on Company Pro Forma Adjusted EBITDA, and a bonus payout at 0% of the portion of the target annual bonus based on Primary Working Capital, resulting in a total payout at 0% of target bonus levels. Ms. Jones and Mr. Ackley’s bonus also included a measure of business unit performance. Coupled with the Company achievement metrics noted above as part of the business unit bonus program, Ms. Jones would have achieved a total payout of 0% of target and Mr. Ackley would have achieved a payout at 0% of target.

The Compensation Committee did not revise or reset performance goals during the year. On September 11, 2025, the Compensation Committee determined to exercise its discretion to adjust the minimum amount payable under the Company’s Short-Term Incentive Program (the “Bonus Plan”) for the 2025 fiscal year based on the Company’s results for the first half of the year. Eligible Bonus Plan participants were to receive a minimum of 50% of the amount payable under the Bonus Plan assuming “target” levels of achievement. The following table reflects the bonuses earned by our NEOs for 2025.

Named Executive Officer	2025 Target Bonus % Salary	2025 Target Bonus ($)	2025 % of Target Earned	2025 Bonus Earned ($)
Gunner Smith(1)	125	1,312,500	50	775,000
Jeffrey Lee(2)	90	630,000	—	—
Alena Brenner	75	364,500	50	182,250
Melissa Jones	75	352,688	50	176,344
Matthew Ackley	75	375,000	50	187,500
(1)    Mr. Smith’s annualized target bonus is $1,312,500. As determined in accordance with his Employment Agreement, the “2025 Bonus Earned” amount would be the greater of $317,187.50 plus a prorated portion of the target 2025 annual bonus determined based on actual performance or $775,000. Accordingly, for 2025, Mr. Smith was awarded the minimum bonus of $775,000 guaranteed by his Employment Agreement. See “Executive Compensation—Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements.”

(2)    As a result of Mr. Lee’s resignation from the Company on February 6, 2026, Mr. Lee did not earn a bonus for 2025.

Long-Term Incentive Compensation

In October 2022, our Parent Board adopted the Equity Plan, under which each of our NEOs has received a grant of equity interests that will allow them to receive a return based upon the appreciation of the Partnership’s equity value from the date of grant as described below. In addition, certain NEOs received an additional grant of equity interests in 2023 and 2025.

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

Long-Term Incentive Awards under the Equity Plan

Our NEOs participate in the Equity Plan. The Equity Plan was adopted to promote the long-term growth and profitability of the Partnership and its subsidiaries, including the Company, by providing those persons who are involved with the growth of the Partnership and its subsidiaries a grant of Class B Profit Units (“Incentive Units”) in the Partnership, thereby encouraging such persons to contribute to and participate in the success of the Partnership and its subsidiaries, including the Company. Each Incentive Unit represents a conditional right to receive distributions from Camelot Parent in excess of the “participation threshold” of the Incentive Unit (as set forth in grant documentation). The Parent Board believed the best way to encourage NEOs to contribute and participate in the success of the Partnership and the Company was to provide a grant of Incentive Units to our NEOs with a significant vesting period and, at the same time, provide the opportunity to purchase Class A-2 Units in the Partnership. Therefore, in October 2022, our NEOs, who were serving as officers of the Company at that time, were granted Incentive Units and were also offered the opportunity to purchase Class A-2 Units in the Partnership under the Equity Plan.

At the end of 2025, the Parent Board was comprised of Messrs. Donnelly, Krenicki, Sleeper, Smith and Young. Mr. Smith did not participate in any discussions with the Parent Board related to the grant of Incentive Units to himself. All grants made under the Equity Plan have been and will in the future be in the form of Class A-2 Units and Class B Profit Units in the Partnership.

In connection with his employment agreement, Mr. Smith was granted 23,530 Class A-2 Units and 300,000 Class B Incentive Units in the Partnership during 2025. In August 2025, Mr. Lee was granted 50,000 Class B Incentive Units in the Partnership in recognition of his contributions to the Company. Our other NEOs were not granted any Incentive Units during 2025.
Vesting Terms Applicable to Incentive Units

To incentivize retention, other than the grant of 23,530 Class A-2 Units to Mr. Smith as mentioned above, the Incentive Units vest in five equal annual installments over five years, subject, in each case, to the NEO’s continued employment or service with the Company through the applicable vesting date. The Incentive Units (both vested and unvested) are subject to forfeiture if the NEO’s employment is terminated with cause (as defined in the Equity Plan) or if the NEO fails to comply with confidentiality, non-competition, non-solicitation, non-disparagement, and other restrictive covenants under the Equity Plan, and unvested Incentive Units are subject to forfeiture in the event of the NEO’s termination of employment by the Company without cause or upon the NEO’s resignation for any reason. The Incentive Units also provide for accelerated vesting of any unvested portion of Incentive Units upon the consummation of a sale of the Partnership in certain circumstances or in the case of the NEO’s death or disability. The Class A-2 Units granted to Mr. Smith will fully vest on the earlier of the second anniversary of August 11, 2025 (the grant date) or a sale of the Partnership. The Class A-2 Units will also vest upon termination of Mr. Smith’s employment without cause if the termination occurs prior to the second anniversary of the grant date. See “Executive Compensation – Potential Payments upon Termination or Change in Control – Equity Incentive Awards.”

Retirement Benefits

Our executive officers, including our NEOs, are eligible to participate in our tax-qualified 401(k) plan. Under the plan, the Company provides matching contributions up to 4% of the NEO’s contributions to the plan, subject to a limit of $350,000 per year in 2025.

In addition, we believe that benefit programs that address the unique circumstances of executives in light of limitations imposed on benefits payable from qualified welfare, profit-sharing and retirement plans are critical in attracting and retaining quality executives. We previously adopted a Deferred Compensation Plan that allowed key employees to elect to defer a portion of their annual salary and annual cash bonus, subject to certain specified maximum deferral amounts. None of our NEOs elected to participate, and the Company decided to freeze the Deferred Compensation Plan at the end of December 2025 due to low companywide participation. See “Compensation — Nonqualified Deferred Compensation.”

Other Compensation

Employment Agreements, Separation Agreement and Termination Benefits

The Company has entered into employment agreements with certain NEOs. The descriptions herein pertain to their employment agreements as in effect during 2025. The initial terms of Ms. Brenner’s and Mr. Lee’s employment agreements have expired, and each such agreement has been automatically extended for a period of one year. The employment agreements generally provide for a base salary, target annual bonus and long-term incentive opportunities. In addition, the employment agreements include restrictive covenants, including confidentiality, non-competition, non-solicitation and non-disparagement covenants. See “Executive Compensation – Potential Payments upon Termination or Change in Control – Employee Agreements.”

The employment agreements, Cornerstone Building Brands, Inc. Severance Plan effective December 2, 2021, as amended from time to time (“Severance Plan”), and certain other compensation arrangements of the Company include provisions providing for special payments or benefits upon specified termination events or in connection with the occurrence of a change in control of the Company. However, these arrangements do not include “gross-ups” for golden parachute excise taxes or other taxes. We believe that these termination and change in control benefits provide covered NEOs an incentive to act in the Company’s best interest during a change-in-control transaction despite the risk of losing their jobs or a significant change in the nature of their benefits and responsibilities. We also believe that, in some cases, our termination and change in control benefits are necessary to attract and retain certain executives. For a description of the terms of the employment agreements, consulting agreements, Severance Plan and severance agreements and the termination-related provisions of our equity awards, see “Executive Compensation — Potential Payments upon Termination or Change in Control.”
Perquisites and Personal Benefits
We offer limited perquisites or personal benefits to our NEOs. We provide certain financial planning services and, on occasion, entertainment-related expenses (e.g., concert tickets) for certain employees, including some of our NEOs.

Gross-Ups
The Company maintains a policy permitting the CEO to utilize the Company’s aircraft for business-related travel and the CEO’s spouse to utilize the Company’s aircraft to accompany the CEO on business-related travel solely to and from customer events. In recognition of the strategic and business value of the presence of Mr. Smith and Mr. Smith’s spouse at customer and business events, and the Company’s determination that such spousal participation is in the best interests of the company, the Company provides a tax gross-up to Mr. Smith to offset the income tax liability incurred as a result of the imputed income attributable to his spouse’s use of the Company’s aircraft for business-related travel solely to and from customer events. Other than the tax gross-up mentioned above, with the exception of limited, one-time tax indemnification in connection with the incurrence of relocation expenses under our relocation policy, the Company generally does not provide for any tax assistance or “gross-ups” for any of its executives.

One-Time Retention Bonus Awards
On March 11, 2026, following the end of our 2025 fiscal year, the Company entered into letter agreements with each of Mr. Ackley, Ms. Brenner and Mr. Storch providing for one-time retention bonus payments of $390,000, $386,370, and $500,000,respectively, subject to the executive’s continued employment through December 31, 2026. These awards are intended to recognize the contributions of these executives and to ensure to that the Company will have the benefit of their continued service through 2026.

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

Compensation Committee Interlocks and Insider Participation
As described in “Transactions with Related Persons” below, the Company is not subject to NYSE independence requirements for its Board or Board committees, and as a result, members of the Compensation Committee are not required to satisfy exchange-mandated independence standards. From March 18, 2025 through August 11, 2025, Mr. Krenicki, a member of the Compensation Committee, also served as the Company’s Interim Chief Executive Officer. During this period, Mr. Krenicki was an executive officer of the Company while also serving on the Compensation Committee. While serving as Interim Chief Executive Officer, Mr. Krenicki did not participate in any discussions or decisions of the Compensation Committee relating to executive officer compensation and did not receive any compensation as an officer of the Company.
Other than as described above, no member of the Compensation Committee served as an executive officer of the Company during 2025. Except as described in “Transactions with Related Persons” below, no such person had any relationship with the Company requiring disclosure herein. During 2025, there were no Compensation Committee interlocks with other companies.
In 2025, the Company had no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report.
MARCIA AVEDON, Chair
WILBERT JAMES, JR.
JOHN KRENICKI, JR.
SUZANNE STEFANY
TYLER YOUNG

Executive Compensation

2025 Summary Compensation Table

The following table shows information regarding the total compensation paid to the NEOs for each of our last three completed fiscal years. The compensation reflected for each individual was for their services provided in all capacities to us.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Gunner Smith	2025	403,846	2,225,000	2,000,050	12,373,403	—	165,205	17,167,504
President and Chief Executive Officer		—	—	—	—	—	—	—
Jeffrey Lee	2025	658,539	523,680	—	2,062,234	—	35,749	3,280,202
Executive Vice President and Chief Financial Officer	2024	630,000	1,860,487	—	—	—	35,511	2,525,998
	2023	625,385	3,633,506	—	—	4,452,053	30,590	8,741,534
Alena Brenner	2025	486,000	339,354	—	—	—	47,225	872,579
Executive Vice President, General Counsel and Corporate Secretary	2024	477,000	726,668	—	—	—	41,296	1,244,964
	2023	450,000	438,624	—	242,955	1,442,263	30,482	2,604,324
Melissa Jones	2025	470,250	635,816	—	—	—	33,260	1,139,326
President, Siding & Accessories–U.S.	2024	465,188	668,944	—	—	135,235	33,005	1,302,372
Matthew Ackley	2025	500,000	409,396	—	—	—	32,083	941,479
President, Metal Solutions	2024	487,500	516,807	—	—	—	32,806	1,037,113
	2023	442,308	84,747	—	—	804,082	32,717	1,363,854
Rose Lee	2025	265,385	—	—	—	—	16,287	281,672
Former President and Chief Executive Officer	2024	1,150,000	4,296,266	—	—	—	35,213	5,481,479
	2023	1,051,923	2,135,617	—	—	13,182,745	162,395	16,532,680
John Krenicki	2025	—	—	—	—	—	—	—
Former Interim President and Chief Executive Officer		—	—	—	—	—	—	—

(1)    Amounts in this column for 2025 include payouts under the 2025 Bonus Program in the amounts set forth in the table below. Amounts under the Bonus Program will be paid out in 2026. See “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.” In addition, for 2025, for Mr. Smith, the amount in this column includes a one-time cash signing bonus pursuant to his employment agreement. For Ms. Brenner and Mr. Lee, the amounts in this column for 2025 include dividends on incentive unit awards. For Ms. Jones, the amount in this column for 2025 includes dividends on incentive unit awards and a signing bonus pursuant to her employment agreement. For Mr. Ackley, the amount in the column for 2025 represents time-vesting cash-based amounts received in exchange for restricted stock unit ("RSU") awards granted under our prior equity incentive plan that vested during the year, as set forth in the table below, in addition to dividends on incentive unit awards. These awards are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Named Executive Officer	Replacement Option Awards ($)	Replacement RSU Awards ($)	Dividends on Incentive Unit Awards ($)	Bonus Program ($)	Non-Performance Bonus Awards ($)	Total ($)
Gunner Smith	—	—	—	775,000	1,450,000	2,225,000
Jeffrey Lee	—	—	523,680	—	—	523,680
Alena Brenner	—	—	157,104	182,250	—	339,354
Melissa Jones	—	—	209,472	176,344	250,000	635,816
Matthew Ackley	—	12,424	209,472	187,500	—	409,396

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

(3)    The items comprising “All Other Compensation” for 2025 are:

Named Executive Officer	Perquisites and Other Personal Benefits ($)(a)	Tax Reimbursements ($)(b)	Contributions to Defined Contribution Plans ($)(c)	Insurance Premiums ($)(d)	Total ($)
Gunner Smith	128,727	35,416	—	1,062	165,205
Jeffrey Lee	18,756	—	14,000	2,993	35,749
Alena Brenner	27,687	4,753	14,000	785	47,225
Melissa Jones	18,502	—	14,000	758	33,260
Matthew Ackley	18,542	—	12,731	810	32,083
Rose Lee	3,662	—	10,615	2,010	16,287
(a)    For Mr. Smith, the amount in this column includes $24,407 incremental cost to the Company for Mr. Smith’s use of the Company aircraft in accordance with Company policy and $103,774 in relocation benefits in accordance with the Company’s relocation policy. For Messrs. Lee and Ackley and Mses. Lee and Jones, the amounts in this column primarily reflect financial planning services. For Ms. Brenner, the amount in this column reflects the receipt of financial planning services and relocation services.
(b)    Amount in this column reflects tax gross-ups in connection with Mr. Smith’s relocation expenses and Mr. Smith’s spouse’s use of the Company’s aircraft for business-related travel to and from customer and business events and a tax gross-up in connection with Ms. Brenner’s relocation expenses.
(c)    Amounts in this column reflects Company 401(k) matching contributions.
(d)    Amounts in this column reflects the taxable value of a life insurance benefit.

2025 Grants of Plan-Based Awards Table
The following table sets forth information concerning grants of awards to each of the Named Executive Officers during 2025.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Named Executive Officer	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)
Gunner Smith		Bonus Program(1)	257,106	514,212	1,028,425	—	—	—	—
	08/11/2025	Incentive Unit	—	—	—	—	300,000	85.00	12,373,403
	08/11/2025	Incentive Unit	—	—	—	23,530	—	—	2,000,050
Jeffrey Lee		Bonus Program(1)	315,000	630,000	1,260,000	—	—	—	—
	08/01/2025	Incentive Unit	—	—	—	—	50,000	85.00	2,062,234
Alena Brenner		Bonus Program(1)	182,250	364,500	729,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Melissa Jones		Bonus Program(1)	176,344	352,688	705,375	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Matthew Ackley		Bonus Program(1)	187,500	375,000	750,000	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—
Rose Lee		Bonus Program	—	—	—	—	—	—	—
		Incentive Unit	—	—	—	—	—	—	—

(1)    Represents threshold, target and maximum amounts potentially payable under the Company’s Bonus Program for 2025. For Mr. Smith, the amount represents a prorated amount of the threshold, target, and maximum amounts potentially payable under the Company’s Bonus Program for 2025 based on the number of days of Mr. Smith’s service during 2025. Mr. Smith’s 2025 bonus was subject to a minimum payment of $775,000 under the terms of his employment agreement. For more information, see “Executive Compensation — Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements” and “Executive Compensation — Compensation Discussion & Analysis — Annual Bonus.”
(2)    Represents Mr. Smith’s award of Class A-2 Units of Parent, which will vest on the earlier of the second anniversary of August 11, 2025 or a sale of the Partnership, subject to Mr. Smith’s continued employment. See “Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Awards under the Equity Plan.”
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
(4)    The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with FASB ASC Topic 718 under U.S. GAAP.

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

Long-Term Incentive Awards

As described above, the Company made grants of long-term incentives to certain NEOs in 2025. See “Executive Compensation — Compensation Discussion & Analysis — Long-Term Incentive Awards under the Equity Plan.”

Outstanding Equity Awards at Year-End
The following table sets forth information concerning unvested awards for each NEO as of December 31, 2025.

	Option Awards(1)					Stock Awards(2)
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Award Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Mr. Smith	—	300,000	85.00	N/A	8/11/2025	—	—
	—	—	—	N/A	8/11/2025	23,530	2,000,050
Mr. Lee	60,000	40,000	100.00	N/A	10/7/2022	—	—
	—	50,000	85.00	N/A	8/1/2025	—	—
Ms. Brenner	15,000	10,000	100.00	N/A	10/7/2022	—	—
	2,000	3,000	100.00	N/A	2/22/2023	—	—
Ms. Jones	24,000	16,000	100.00	N/A	10/7/2022	—	—
Mr. Ackley	24,000	16,000	100.00	N/A	10/7/2022	—	—
Ms. Lee(3)	—	—	—	N/A	N/A	—	—
Mr. Krenicki(4)	—	—	—	N/A	N/A	—	—

(1)    Certain NEOs received grants of Incentive Units in the Partnership on the grant dates disclosed in the above table. The Incentive Units provide the holder with the opportunity to receive, upon certain events, a return based upon the appreciation of the Partnership’s equity value from the date of the grant. The Incentive Units do not require the payment of an exercise price, nor do they have an expiration date; however, they only entitle the holder thereof to receive value if and to the extent the underlying security appreciates in value following the grant of the award. Because of this appreciation feature, the Company believes profits interest awards are economically similar to stock options or stock appreciation rights for purposes of the SEC disclosure rules.
(2)    Represents Mr. Smith’s award of Class A-2 Units of Parent, which will vest on the earlier of the second anniversary of August 11,
2025 or a sale of the Partnership, subject to Mr. Smith’s continued employment. See “Executive Compensation — Compensation
Discussion & Analysis — Long-Term Incentive Awards under the Equity Plan.”
(3)    All outstanding equity awards held by Ms. Lee were forfeited in connection with her resignation from the Company in March 2025, pursuant to the terms of the applicable equity award agreements.
(4)     Mr. Krenicki does not receive option or stock awards as a result of his affiliation with CD&R.
Pension Benefits
We do not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for our NEOs.
Nonqualified Deferred Compensation
Certain employees and non-employee directors of the Company selected by the Compensation Committee were eligible to participate in the Company’s nonqualified deferred compensation plan (“DCP”). The DCP is a nonqualified retirement plan created to provide specified benefits to our highly compensated employees and directors. The DCP allowed employees to defer up to 80% of their annual salaries and up to 90% of their annual cash bonuses, and allowed the Company’s non-employee directors to defer up to 100% of their annual retainer fees, until a specified date in the future, including at or after retirement. None of our NEOs participated in the DCP during 2025. Due to low participation levels, the Company decided to freeze the DCP at the end of December 2025.

Potential Payments upon Termination or Change in Control

We describe below certain payments and benefits that would be received by our NEOs upon specified terminations of their employment, and upon a change in control of the Company, under the employment agreements to which we and our NEOs are parties and under the Severance Plan, as well as under our Incentive Plan and the outstanding equity awards as of the end of 2025. Certain NEOs that do not have employment agreements participate in the Severance Plan, which has similar terms relating to potential payments upon termination or change of control, as described below.

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

Where a qualifying termination occurs, other than during a potential change in control period and other than within two years following a change in control of the Company, each employment agreement or, where applicable, the severance plan, provides (or provided) for (i) payment of one times the NEO’s then-current base salary, payable in equal installments on regular payroll dates over the course of the one-year period immediately following the date of termination, (ii) a prorated annual bonus based on actual performance in the year of termination and (iii) a maximum of twelve months of continued medical and dental coverage (under COBRA at the active-employee rate and at the coverage levels in effect as of the date of termination) (each, a “Qualifying Termination Severance Package”).

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

Under our Severance Plan and each of our NEO’s employment agreements, a “change in control” would occur if: (A) any person becomes the beneficial owner of 50% or more of the combined voting power of Cornerstone Building Brands, (B) as a result of, or in connection with, a tender or exchange offer, merger or other business combination, persons who were directors immediately before the transaction cease to constitute the majority of the Board, (C) the Company is merged or consolidated with another company or transfers substantially all of its assets to another company and, as a result, either (i) less than 50% of the outstanding voting securities of the resulting company are owned in the aggregate by former Cornerstone Building Brands stockholders or (ii) 50% or more of the outstanding voting securities of the resulting company continue to be owned in the aggregate by former Cornerstone Building Brands stockholders but other than in substantially the same relative proportions as immediately prior to the transaction, or (D) a tender or exchange offer is made for 50% or more of the combined voting power of the Company.

To the extent payments to an NEO under an employment agreement constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, the payments to be received by the NEO may be reduced to the extent a reduction in the payment amount would put the officer in a better after-tax position than he or she would be in if the excise tax under Section 4999 were imposed on such payments.

Equity Incentive Awards

Upon a sale of the Partnership, all outstanding and unvested Incentive Units will become fully vested and participate in proceeds from such sale unless certain conditions specified in the Equity Plan are met, including the replacement of such Incentive Units with alternative awards having substantially equivalent or better terms.

Termination Payments

The following table estimates the value of the payments and benefits that each of our NEOs would receive if their employment terminated on December 31, 2025 under the circumstances shown and making the following assumptions. The table excludes (i) amounts accrued through the end of 2025 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and (ii) benefits generally available to all of our salaried employees. Ms. Lee did not receive termination payments in connection with her departure from the Company. Therefore, in accordance with Item 402(j) of Regulation S-K, no amount is presented for Ms. Lee. Mr. Krenicki was not eligible for any termination payments in connection with his service as an officer of the Company.

Named Executive Officer	Benefit	Termination for Cause ($)	Termination Without Good Reason by Executive (including Retirement)(1) ($)	Termination Without Cause or by Executive for Good Reason(2) ($)	Change in Control ($)	Change in Control followed by Termination Without Cause or by Executive for Good Reason(3) ($)	Disability(4) ($)	Death(4) ($)
Mr. Smith	Severance	—	775,000	1,825,000	—	5,500,000	775,000	775,000
	Benefits continuation	—	—	21,636	—	32,454	—	—
	Life Insurance	—	—	—	—	—	—	1,050,000
Mr. Lee	Severance	—	—	700,000	—	2,660,000	—	—
	Benefits continuation	—	—	21,694	—	32,541	—	—
	Life Insurance	—	—	—	—	—	—	700,000
Ms. Brenner	Severance	—	182,250	668,250	—	1,883,250	182,250	182,250
	Benefits continuation	—	—	13,809	—	20,713	—	—
	Life Insurance	—	—	—	—	—	—	486,000
Ms. Jones	Severance	—	176,344	646,594	—	1,822,219	176,344	176,344
	Benefits continuation	—	—	21,694	—	32,541	—	—
	Life Insurance	—	—	—	—	—	—	470,250
Mr. Ackley	Severance	—	187,500	687,500	—	1,937,500	187,500	187,500
	Benefits continuation	—	—	21,694	—	32,541	—	—
	Life Insurance	—	—	—	—	—	—	500,000
(1)    Amounts reflect prorated annual bonus based on actual performance. Refer to section titled “2025 Bonus Earned” for additional information.
(2)    Amounts include those payments described above as the Qualifying Termination Severance Package on a pro-rata basis commensurate with the time employed prior to departure.
(3)    Amounts reflect the payment that would occur for a termination without cause or by executive for good reason plus (i) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the NEO’s then-current base salary and (y) two times the NEO’s target annual bonus, (ii) accelerated vesting of all time-based awards.
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

Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annualized total compensation of our CEO, Mr. Smith, compared to the annual total compensation of our median employee (excluding Mr. Smith).

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

Mr. Smith was hired in August 2025. For purposes of the Company’s pay ratio disclosure, Mr. Smith’s compensation was annualized in accordance with Item 402 of Regulation S-K, as he was employed on the December 31, 2025 determination date. During 2025, Mr. Smith received equity awards with an aggregate grant-date fair value of $14.4 million, as well as a one-time sign on bonus of $1,450,000. The Company believes these awards materially impacted the annualized compensation calculation.

We identified our median employee from all full-time and part-time workers who were included as employees on our payroll records as of a determination date of December 31, 2025. The median was identified using base pay, overtime and bonuses. International employees’ pay was converted to U.S. dollar equivalents using exchange rates as of the determination date.

The total annualized compensation earned by Mr. Smith during 2025, as determined under Item 402 of Regulation S-K, was $17,816,232. The total compensation earned during the same period by our median employee, as determined under Item 402 of Regulation S-K, was $50,768. The ratio of Mr. Smith’s total compensation to our median employee’s total compensation for 2025 is 351:1.

Director Compensation

In connection with Mr. O’Brien’s service as our Interim President, Windows & Doors from March 18, 2025 through February 2026, he received cash compensation for such services as a consultant, as detailed in the director compensation table below. Directors of the Company who are also employees of the Company do not receive additional compensation for their service as directors. Non-employee directors of the Company receive compensation in addition to reimbursement for expenses incurred to attend and/or participate in meetings. In 2025, each non-employee director received an annual retainer fee, and certain non-employee directors receive additional annual retainer fees for their service as committee chairs, as set forth in the following table:

Role	Annual Retainer Fee ($)
All Non-Employee Directors	110,000
Audit Committee Chair	22,500
Compensation Committee Chair	17,000

In addition, in August 2025, each non-employee director received Incentive Units having a total value of $110,000. These Incentive Units will vest on the earlier of (a) July 25, 2026 and (b) the date the relevant director is unable to stand for re-election due to mandatory retirement under our Corporate Governance Guidelines.

As a result of their affiliation with CD&R, Messrs. Donnelly, Krenicki, Sleeper and Young did not receive any of the compensation offered to other non-employee directors, except for reimbursement of expenses incurred to attend or participate in meetings.

Our non-employee directors were also eligible to participate in our DCP and could elect to defer a portion of their annual retainer fees, subject to certain specified maximum deferral amounts. None of our directors participated in the DCP during 2025, and the Company decided to freeze the DCP at the end of December 2025 due to low companywide participation. See “Executive Compensation — Nonqualified Deferred Compensation” for additional details regarding the terms of the DCP.

2025 Director Compensation Table

The following table provides information concerning the compensation of our non-employee directors during 2025.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)	All Other Compensation ($)(3)	Total ($)
Marcia Avedon	127,000	110,000	—	237,000
Jake Donnelly	—	—	—	—
Wilbert James, Jr.	110,000	110,000	—	220,000
Daniel Janki	132,500	110,000	—	242,500
John Krenicki	—	—	—	—
Timothy O’Brien	110,000	110,000	676,442	896,442
Nathan Sleeper	—	—	—	—
Suzanne Stefany	64,167	110,000	—	174,167
Tyler Young	—	—	—	—

(1)    Includes amounts earned during 2025 with respect to annual retainer fees and supplemental retainer fees for Committee Chairs.
(2)    Messrs. Donnelly, Krenicki, Sleeper and Young are not eligible to receive this compensation as employees or partners of CD&R.
(3)    Mr. O’Brien served as our Interim President, Windows & Doors from March 18, 2025 through February 2026. During 2025, he received $676,442 in cash compensation for his services as our Interim President, Windows & Doors.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence

At the closing of the Merger, the Company delisted its common stock on the NYSE. As a result, the Company is no longer required to comply with the NYSE’s corporate governance requirements, including the requirement that a majority of its Board be comprised of independent directors. Following the Merger and the removal of our common stock from listing on the NYSE, the Company is no longer subject to the independence requirements for its Board or Board committees. If the Company were subject to the listing standards of the NYSE, we believe that each of Mses. Avedon and Stefany and Messrs. James and Janki could be determined to be “independent” as defined by the listing standards of the NYSE.

Our Board met five times during 2025. Each of our directors attended 75% or more of the aggregate of the total number of meetings of our Board held during the period in which they were a director and the total number of meetings held by all board committees on which they served during the periods that they served.

Our non-management directors meet without the presence of management at regularly scheduled executive sessions. These executive sessions typically occur before or after regularly scheduled meetings of our Board. The presiding director of these executive sessions is the Chair of the Board.

Transactions with Related Persons

Policies and Procedures

The Nominating and Corporate Governance Committee has approved and adopted a written statement of policy and procedures with respect to related party transactions. This policy covers the review, approval or ratification of transactions between us and “related parties” (generally, directors, executive officers and their immediate family members, beneficial owners of 5% or more of any class of our securities, and any entity in which any such persons are employed, are principals, partners or hold a similar position or in which they have a beneficial interest of 5% or more). The policy generally requires that any related party transaction be approved by the Nominating and Corporate Governance Committee or its Chair in advance of the consummation or material amendment of the transaction, subject to exceptions. Under the policy, prior to entering into a related party transaction, a related party must make full written disclosure of all of the facts and circumstances relating to the transaction to our General Counsel, who must assess this information and decide whether it is a related party transaction. If the General Counsel makes this determination, he or she must submit the transaction to the Nominating and Corporate Governance Committee or to its Chair for approval in advance of the transaction or for ratification on a periodic basis, in each case at the discretion of the General Counsel.
See also Note 14 – Related Party Transactions in our Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K.
Item 14. Principal Accounting Fees and Services.
Our Independent Registered Public Accounting Firm and Audit Fees

The following is a description of the professional services performed and the fees billed by Deloitte & Touche LLP, our independent registered public accounting firm during the years ended December 31, 2025 and 2024 (in thousands):

(Amounts in thousands)	December 31, 2025	December 31, 2024
Audit fees(1)	$2,439	$2,753
Audit-related fees(2)	2	2
Tax fees(3)	806	880
Total	$3,247	$3,635
(1)    Audit fees consisted of fees and expenses billed by Deloitte associated with the annual audit of our annual financial statements, review of the financial statements contained in our quarterly reports on Form 10-Q and assistance regarding other SEC filings. In addition, the audit fees billed in 2025 and 2024 included incremental fees for audit procedures that resulted from the Company’s acquisitions.
(2)    Fees for audit-related services billed in 2024 consisted of procedures relating to the Company’s debt.
(3)    Tax fees encompass a variety of permissible tax services, primarily including tax advice related to federal, state and international income tax compliance.

Deloitte & Touche LLP did not perform any tax or other services that impaired their independence in 2025 or 2024.

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

All of the services performed by Deloitte & Touche LLP in 2025 and 2024 were approved in advance by the Audit Committee pursuant to the foregoing pre-approval policy and procedures. Additionally, during 2025 and 2024, Deloitte & Touche LLP did not provide any services prohibited by the Sarbanes-Oxley Act of 2002.

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
4.1
Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as issuer, the subsidiary guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.2
First Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.3
Second Supplemental Indenture, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.4
Third Supplemental Indenture, dated as of April 13, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.5
Fourth Supplemental Indenture, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary guarantor party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.6
Fifth Supplemental Indenture, dated as of November 16, 2018, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

4.7
Sixth Supplemental Indenture, dated as of February 20, 2019, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20,2019 and incorporated by reference herein)

4.8
Seventh Supplemental Indenture, dated as of May 29, 2020, by and among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Quarterly report on Form 10-Q for the quarter ended July 4, 2020 and incorporated by reference herein)

4.9
Eighth Supplemental Indenture, dated as of September 24, 2020, among the Company, the subsidiary guarantors listed on the signature pages thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current report on Form 8-K dated September 24, 2020 and incorporated by reference herein)

4.10
Ninth Supplemental Indenture, dated as of June 29, 2021, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

4.11
Tenth Supplemental Indenture, dated as of January 6, 2022, among the subsidiaries listed on Schedule 1 thereto, each a subsidiary guarantor, the Company, and each then-existing subsidiary guarantor under the indenture, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein)

4.12
Eleventh Supplemental Indenture, dated as of April 22, 2022, among Metal Coaters, LLC, the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.13
Twelfth Supplemental Indenture, dated as of July 25, 2022, among the subsidiary listed on Schedule 1 thereto, the Company, each then-existing subsidiary guarantor under the Indenture referred to therein, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.14
Thirteenth Supplemental Indenture, dated as of December 21, 2022, among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.15
Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.16
First Supplemental Indenture, dated as of July 25, 2022, by and among the Company (as successor by merger to Camelot Return Merger Sub, Inc.), as issuer, the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.17
Second Supplemental Indenture, dated as of July 25, 2022, by and among Camelot Return Intermediate Holdings, LLC., the subsidiary guarantors party thereto, the Company and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

4.18
Third Supplemental Indenture, dated as of December 21, 2022, by and among Cornerstone Building Brands Services, Inc., the Company and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

4.19
Fourth Supplemental Indenture, dated as of May 15, 2024, by and among the Company, the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 29, 2024 and incorporated by reference herein)

4.20
Fifth Supplemental Indenture, dated as of August 7, 2024, by and among the Company, the subsidiary guarantors party thereto, Camelot Return Intermediate Holdings, LLC and Wilmington Trust, National Association, as trustee and note collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 7, 2024 and incorporated by reference herein)

4.21
Notes Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Wilmington Trust, National Association as note collateral agent and trustee (filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

†10.1
Cornerstone Building Brands, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2021) (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated by reference herein)

†10.2
Camelot Return Ultimate, LP 2022 Equity Incentive Plan, effective as of October 5, 2022 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

10.3
Cash Flow Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as borrower, Camelot return Intermediate Holdings, LLC, the several banks and other financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.4
First Amendment to Cash Flow Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.)., and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.5
Second Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.6
Third Amendment to Cash Flow Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.7
Increase Supplement to Cash Flow Credit Agreement, dated as of April 15, 2021, between the Company and the increasing lender party thereto (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.8
Fourth Amendment to Cash Flow Credit Agreement, dated as of April 11, 2023, by and among the Company, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 and incorporated by reference herein)

10.9
Fifth Amendment to Cash Flow Credit Agreement, dated as of May 15, 2024, by and among the Company, the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as the resigning administrative agent, the resigning collateral agent, and the resigning swing line lender and Deutsche Bank AG New York Branch, as the successor administrative agent and the successor collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2024 and incorporated by reference herein)

10.10
Lender Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, Inc., the additional commitment lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.11
Cash Flow Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.) the guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.12
Cash Flow Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.13
Term Loan Credit Agreement, dated as of July 25, 2022, by and among the Company, the several banks and other financial institutions party thereto party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

10.14
Term Loan Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among the Company, Camelot Return Intermediate Holdings, LLC, the guarantors from time to time party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein)

10.15
ABL Credit Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), as parent borrower, Camelot Return Intermediate Holdings, LLC, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.16
Amendment No. 1 to ABL Credit Agreement, dated as of August 7, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.17
Amendment No. 2 to ABL Credit Agreement, dated as of October 15, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lender party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.18
Amendment No. 3 to ABL Credit Agreement, dated as of November 14, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.19
Amendment No. 4 to ABL Credit Agreement, dated as of November 16, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the subsidiary borrowers party thereto, the incremental lenders party thereto and UBS AG, Stamford Branch, as administrative agent, collateral agent and swingline lender (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.20
Amendment No. 5 to ABL Credit Agreement, dated as of September 4, 2020, by and among the Company, the subsidiary borrowers party thereto, the lenders and issuing lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.21
Amendment No. 6 to ABL Credit Agreement, dated as of April 15, 2021, by and among the Company, the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated April 21, 2021 and incorporated by reference herein)

10.22
Amendment No. 7 to ABL Credit Agreement, dated as of July 25, 2022, by and among the Company., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 and incorporated by reference herein)

10.23
Amendment No. 8 to ABL Credit Agreement, dated as of May 15, 2024, by and among Cornerstone Building Brands, Inc., the subsidiary borrowers party thereto, the several banks and other financial institutions party thereto party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2024 and incorporated by reference herein)

10.24
ABL U.S. Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Company (as successor by merger to Ply Gem Midco, Inc.), the U.S. subsidiary borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.25
ABL Canadian Guarantee and Collateral Agreement, dated as of April 12, 2018, by and among the Canadian borrowers from time to time party thereto, the guarantors from time to time party thereto and UBS AG, Stamford Branch, as collateral agent and administrative agent (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

10.26
ABL Joinder Agreement, dated as of November 16, 2018, by and among Ply Gem Midco, LLC, the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K dated November 20, 2018 and incorporated by reference herein)

†10.27
Employment Agreement by and between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Jeffrey S. Lee, dated June 17, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 and incorporated by reference herein)

†10.28
Employment Agreement entered into as of February 25, 2021, between Cornerstone Building Brands, Inc., its wholly-owned subsidiary, Ply Gem Industries, Inc., and Alena S. Brenner (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 and incorporated by reference herein)

†10.29	Form of Amendment to Employment Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 and incorporated by reference herein)
†10.30	Form of Executive Officer Offer Letter (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated by reference herein)
10.31
Membership Interest Purchase Agreement, dated April 10, 2022, by and between Cornerstone Building Brands, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 and incorporated by reference herein)

†10.32
Cornerstone Building Brands, Inc. Severance Plan dated December 2, 2021 (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated by reference herein)

†10.33
Form of Notice of Amendment to the Cornerstone, Inc. Severance Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 and incorporated by reference herein)

†10.34
Cornerstone Building Brands, Inc. Short-Term Incentive Plan dated January 1, 2025 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated by reference herein)

†10.35
Employment Agreement between Cornerstone Building Brands, Inc. and Gunner Smith, dated July 15, 2025 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 and incorporated by reference herein)

19.1	Insider Trading Policies and Procedures (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated by reference herein)
*21.1	List of Subsidiaries
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: March 12, 2026	By:	/s/ Gunner Smith
Gunner Smith
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date

/s/ Gunner Smith	Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Gunner Smith
/s/ Christian Storch	Interim Chief Financial Officer (Principal Financial Officer)	March 12, 2026
Christian Storch
/s/ Tina Beskid	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2026
Tina Beskid
*	Director	March 12, 2026
Marcia Avedon
*	Director	March 12, 2026
Jake Donnelly
*	Director	March 12, 2026
Wilbert W. James, Jr.
*	Director	March 12, 2026
Daniel C. Janki
*	Director	March 12, 2026
John Krenicki, Jr.
*	Director	March 12, 2026
Timothy J. O’Brien
*	Director	March 12, 2026
Nathan K. Sleeper
*	Director	March 12, 2026
Suzanne Stefany
*	Director	March 12, 2026
Tyler Young

*By:	/s/ Gunner Smith
Gunner Smith, Attorney-in-Fact