Form 10-Q
period 2026-04-04
Cornerstone Building Brands, Inc.
filed 2026-05-08
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

or

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$1,209,347	$1,175,334
Cost of sales	1,049,248	938,799
Gross profit	160,099	236,535
Selling, general and administrative expenses	271,319	255,382
Loss from operations	(111,220)	(18,847)
Interest expense	(125,929)	(117,681)
Foreign exchange loss	(1,061)	(313)
Other income, net	5,900	427
Loss before income taxes	(232,310)	(136,414)
Income tax benefit	(39,784)	(25,790)
Net loss	$(192,526)	$(110,624)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net loss	$(192,526)	$(110,624)
Other comprehensive loss, net of income tax
Foreign exchange translation gain (loss)	(4,144)	1,708
Unrealized gain (loss) on derivative instruments, net of income tax of $(47) and $238, respectively	507	(690)
Amount reclassified from accumulated other comprehensive loss into earnings, from derivative instruments, net of income tax of $783 and $1,329, respectively	(2,486)	(4,411)
Other comprehensive loss	(6,123)	(3,393)
Comprehensive loss	$(198,649)	$(114,017)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$136,172	$135,452
Accounts receivable, net	575,365	567,065
Inventories, net	805,652	745,476
Assets held for sale	147,011	147,011
Other current assets	75,230	109,346
Total current assets	1,739,430	1,704,350
Property, plant and equipment, net	1,029,918	1,058,609
Lease right-of-use assets	452,117	458,708
Goodwill	737,759	739,408
Intangible assets, net	2,165,161	2,209,818
Other assets, net	29,841	37,843
Total assets	$6,154,226	$6,208,736
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,000	$34,000
Current portion of lease liabilities	86,440	96,866
Accounts payable	395,653	269,393
Accrued income and other taxes	26,289	23,175
Employee-related liabilities	88,412	91,149
Rebates, warranties and other customer-related liabilities	127,393	154,917
Accrued interest	38,248	68,375
Other current liabilities	40,667	43,109
Total current liabilities	837,102	780,984
Long-term debt	5,123,657	4,967,387
Long-term lease liabilities	357,740	358,435
Deferred income tax liabilities	304,175	363,540
Other long-term liabilities	239,440	243,487
Total liabilities	$6,862,114	$6,713,833

Commitments and contingencies (Note 13)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at April 4, 2026 and December 31, 2025	$—	$—
Additional paid-in capital	1,540,044	1,544,186
Accumulated deficit	(2,223,915)	(2,031,389)
Accumulated other comprehensive loss	(24,017)	(17,894)
Total equity (deficit)	(707,888)	(505,097)
Total liabilities and equity (deficit)	$6,154,226	$6,208,736
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2025	1,000	$—	$1,544,186	$(2,031,389)	$(17,894)	$(505,097)
Other comprehensive loss	—	—	—	—	(6,123)	(6,123)
Share-based compensation	—	—	(4,142)	—	—	(4,142)
Net loss	—	—	—	(192,526)	—	(192,526)
Balance, April 4, 2026	1,000	$—	$1,540,044	$(2,223,915)	$(24,017)	$(707,888)

Balance, December 31 2024	1,000	$—	$1,540,572	$(1,328,431)	$(7,264)	$204,877
Other comprehensive loss	—	—	—	—	(3,393)	(3,393)
Share-based compensation	—	—	(3,747)	—	—	(3,747)
Net loss	—	—	—	(110,624)	—	(110,624)
Balance, March 29, 2025	1,000	$—	$1,536,825	$(1,439,055)	$(10,657)	$87,113
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net loss	$(192,526)	$(110,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,868	103,751
Amortization of debt issuance costs, debt discount and fair values	28,194	26,171
Share-based compensation expense	(4,142)	(3,747)
Amortization of acquisition related step-up adjustments	1,732	1,843
Loss (gain) on disposal of assets	(793)	(490)
Impairment of property, plant and equipment	349	—
Change in fair value of contingent consideration	126	814
Bargain purchase gain	(5,342)	—
Unrealized loss on foreign currency exchange rates	1,061	313
Provision for credit losses	3,468	1,746
Deferred income taxes	(58,808)	(93,559)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,475)	(60,514)
Inventories, net	(60,843)	(66,992)
Income and other taxes	38,499	64,510
Other current assets	(1,350)	9,933
Accounts payable	118,578	55,305
Accrued expenses	(57,420)	(64,703)
Other, net	(8,763)	115
Net cash used in operating activities	(107,587)	(136,128)
Cash flows from investing activities:
Acquisitions, net of cash acquired	7,490	—
Capital expenditures	(25,379)	(37,088)
Proceeds from sale of property, plant and equipment	1,371	819
Net cash used in investing activities	(16,518)	(36,269)
Cash flows from financing activities:
Proceeds from revolving credit facilities	140,000	170,000
Payments on term loans	(8,500)	—
Payment of contingent consideration	(5,343)	—
Net cash flows provided by financing activities	126,157	170,000
Effect of exchange rate changes on cash and cash equivalents	(1,332)	5,282
Net increase in cash and cash equivalents	720	2,885
Cash and cash equivalents at beginning of period	135,452	159,529
Cash and cash equivalents at end of period	$136,172	$162,414

Supplemental cash flow information:
Interest paid, net of interest rate swaps	$127,754	$126,422
Income taxes paid (refunded)	$(21,334)	$904
Capital expenditures included within accounts payable	$8,107	$5,256
 See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
(Unaudited)

Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in the State of Delaware. The Company is a leading exterior building products manufacturer by sales in North America and serves residential and commercial customers across new construction and the repair and remodel end markets. The Company is organized in three reportable segments: Windows & Doors, Siding & Accessories and Metal Solutions. For additional information about the Company’s segments, see Note 14 — Reportable Segment and Geographical Information.

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. Certain disclosures normally included in the Company’s Consolidated Financial Statements prepared in accordance with U.S. GAAP have been omitted on a basis consistent with the rules and regulations of the SEC. Certain items have been reclassified in the prior year disclosures to conform to the current year presentation.
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

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted, or any legal action taken by the Company has concluded. The Company’s allowance for expected credit losses was $22.6 million and $20.8 million at April 4, 2026 and December 31, 2025, respectively.
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
As of December 31, 2025, the Company classified the land and buildings assets related to certain facilities within the Metal Solutions segment as Assets held for sale on the Condensed Consolidated Balance Sheets because all of the criteria used in this determination had been met, including management’s commitment to a plan to sell, active marketing efforts, and an expectation that the sale would be completed within one year. Subsequent to year-end and prior to the issuance of the consolidated financial statements, management determined that the completion of a sale-leaseback transaction was no longer probable, though no adjustments to the classification or measurements of the assets were required. However, during the first quarter of 2026, the Company determined that the completion of a sale-leaseback transaction was once again probable, and such assets remained classified as held for sale. The total carrying amount of assets held for sale was $147.0 million as of both April 4, 2026 and December 31, 2025.
Equity Method Investments
The Company accounts for investments in companies over which it has the ability to exercise significant influence, but not control, using the equity method of accounting. Under the equity method, the Company’s investments are carried at cost and adjusted for the Company’s proportionate share of net income or loss and dividends received. The Company acquired an investment as part of the acquisition of Mueller Supply Company that it accounts for under the equity method of accounting, as the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investment. The carrying value of the investment was $10.6 million as of April 4, 2026 and $11.0 million as of December 31, 2025. The investment is recognized in Other assets, net on our Condensed Consolidated Balance Sheets for both comparable periods.
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue From Contracts With Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected to apply the practical expedient. This adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, along with qualitative descriptions of certain other types of expenses. This change is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and disclosures.
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
Note 3 — Acquisitions
Acquisition of Metal Sales
In September 2025, the Company completed the acquisition of Metal Sales Manufacturing Corporation (“Metal Sales”) for a preliminary purchase price of $181.8 million, including a base purchase price of $200.0 million, subject to closing date cash and working capital adjustments. Headquartered in Sellersburg, Indiana, Metal Sales is a leading manufacturer of metal building systems and components serving high-growth and diverse end-markets through a multi-channel network. As of closing in September 2025, Metal Sales had approximately 900 employees at 21 facilities across the United States. This acquisition was funded by borrowing under the Company’s ABL Facility, defined in Note 7 — Debt. Metal Sales is included in the Company’s Metal Solutions reportable segment.
The closing cash and working capital adjustments were finalized during the first quarter of 2026, and the Company received cash proceeds of $7.1 million representing a reduction of the preliminary purchase price to an adjusted purchase price of $174.7 million. The purchase price allocation below is based upon provisional information and is subject to revision during the measurement period (up to one year from the acquisition date) as additional information concerning valuations is obtained. During the measurement period, as the Company obtains new information regarding facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation, which may include, but are not limited to, adjustments pertaining to intangible assets acquired, property, plant and equipment acquired and tax liabilities assumed.

The following table summarizes the provisional fair value of net assets acquired and liabilities assumed:

(Amounts in thousands)	Fair Value
Assets acquired and liabilities assumed:
Cash and cash equivalents	$1,499
Accounts receivable	41,720
Inventories	76,339
Property, plant and equipment	152,055
Trade name and customer relationship intangibles	11,000
Lease right-of-use asset	8,911
Other assets	2,164
Total assets acquired	293,688
Accounts payable and other liabilities assumed	21,843
Employee related liabilities	5,360
Lease liabilities	8,798
Rebates and customer related liabilities	7,404
Deferred income tax liabilities	16,802
Other liabilities assumed	7,601
Total liabilities assumed	67,808
Net assets acquired	225,880
Net purchase price	(174,719)
Bargain purchase gain	$51,161
The fair value and expected useful life of identifiable intangible assets consists of the following:

($ Amounts in thousands)	Fair Value	Useful Life in Years
Customer relationships	$8,000	15
Trade names and other	3,000	5
Total	$11,000
As a result of the transaction, the Company recognized a bargain purchase gain of $45.8 million during the year ended December 31, 2025, representing the excess of the fair value of the net assets acquired over the consideration transferred to the seller. The Company believes the bargain purchase gain resulted from an opportunistic transaction. As noted above, during the three months ended April 4, 2026, after final closing date cash and working capital adjustments were complete, there was a $7.1 million reduction in the purchase price. The cash received is reflected as a cash inflow within investing activities. The reduction in purchase price resulted in a $1.8 million increase in deferred tax liabilities and a $5.3 million additional bargain purchase gain recognized during the first quarter of 2026.
Unaudited Pro Forma Financial Information
Pro forma results of operations for the Metal Sales acquisition have not been presented, as the impact on the Company’s consolidated financial results was not material.
Acquisition of Cold Rolled Steel
In July 2025, the Company completed the acquisition of Cold Rolled Steel, LLC (“Cold Rolled Steel”), a metal building component manufacturer, for an initial purchase price of $6.4 million, including a base purchase price of $6.5 million, less certain working capital adjustments. During the first quarter of 2026, the Company recognized a reduction in goodwill due to a reduction in the total purchase price that was based on $0.4 million of additional working capital adjustments, resulting in a final purchase price of $6.0 million. Cold Rolled Steel is included in the Company’s Metal Solutions reportable segment.

Contingent Consideration for Acquisition Completed During 2023
In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal is included in the Company’s Siding & Accessories reportable segment. The total purchase price included earn-out contingent consideration of $16.8 million payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the acquisition; payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. During the year ended December 31, 2025, the Company made a payment of $11.5 million to satisfy the first earn-out period. Total contingent consideration of $10.0 million as of December 31, 2025 is recognized in Other current liabilities on our Condensed Consolidated Balance Sheets. During the three months ended April 4, 2026, the fair value of contingent consideration increased $0.1 million, including the impact of exchange rates. During the three months ended April 4, 2026, the Company made a payment of $10.1 million to satisfy the second earn-out period, and there was no contingent consideration payable as of April 4, 2026.
Note 4 — Inventories, net
The following table sets forth the components of inventories:

(Amounts in thousands)	April 4, 2026	December 31 2025
Raw materials and work in process(1)	$524,613	$512,391
Finished goods	281,039	233,085
Total inventories, net	$805,652	$745,476
(1)    The Company's work in process inventory is not significant to our Consolidated Balance Sheet due to the nature of our production processes.
Note 5 — Goodwill and Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill by reportable segment and the accumulated impact of impairment loss:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Balance, as of December 31, 2025	$82,559	$338,643	$318,206	$739,408
Impact of acquisitions and related measurement period adjustments (1)	—	—	(393)	(393)
Currency translation	(261)	(995)	—	(1,256)
Balance, April 4, 2026	$82,298	$337,648	$317,813	$737,759

Goodwill	$950,770	$707,551	$317,813	$1,976,134
Accumulated impairment loss	(868,472)	(369,903)	—	(1,238,375)
Balance, April 4, 2026	$82,298	$337,648	$317,813	$737,759
1.A measurement period adjustment was recorded in conjunction with the Cold Rolled Steel acquisition during the first quarter. See Note 3 — Acquisitions for additional information.

Intangible Assets, Net
The following table sets forth the major components of intangible assets:

($ Amounts in thousands)	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of April 4, 2026 (1)
Customer lists and relationships	3	–	19	14	$2,112,685	$(525,983)	$1,586,702
Trademarks, trade names and other	5	–	15	11	745,072	(166,613)	578,459
Total intangible assets					$2,857,757	$(692,596)	$2,165,161

($ Amounts in thousands)	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2025 (1)
Customer lists and relationships	3	–	19	15	$2,114,525	$(496,927)	$1,617,598
Trademarks, trade names and other	5	–	15	11	745,999	(153,779)	592,220
Total intangible assets					$2,860,524	$(650,706)	$2,209,818

(1) Net of accumulated impairment loss of $32.7 million as of April 4, 2026 and December 31, 2025.
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended
	April 4, 2026	March 29, 2025
Amortization expense	$42,845	$53,274
Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Balance, beginning of period	$188,754	$188,296
Expense	3,980	3,242
Claims and settlements	(4,590)	(3,645)
Impact of acquisitions	—	—
Balance, end of period	$188,144	$187,893
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$23,885	$23,744
Noncurrent liabilities – Other long-term liabilities	164,259	164,149
Total product warranty liability	$188,144	$187,893
Deferred warranty revenue of $3.1 million and $23.8 million is recorded in Other current liabilities and Other long-term liabilities, respectively, within our Consolidated Balance Sheets as of April 4, 2026 and deferred warranty revenue of $2.8 million and $24.1 million is recorded in Other current liabilities and Other long-term liabilities, respectively, within our Consolidated Balance Sheets as of December 31, 2025.

Note 7 — Debt
The following table sets forth the components of long-term debt:

		April 4, 2026				December 31, 2025
($ Amounts in thousands)	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,470,000	$(150,231)	$—	$2,319,769	$2,476,500	$(166,962)	$—	$2,309,538
Term loan facility, due August 2028	9.69%	290,250	—	(10,234)	280,016	291,000	—	(11,201)	279,799
Term loan facility, due May 2031	10.05%	492,500	—	(4,297)	488,203	493,750	—	(4,460)	489,290
6.125% Senior Notes, due January 2029	13.51%	318,699	(54,927)	—	263,772	318,699	(58,909)	—	259,790
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(23,864)	686,136	710,000	—	(26,465)	683,535
9.500% Senior Secured Notes, due August 2029	9.88%	500,000	—	(5,239)	494,761	500,000	—	(5,565)	494,435
Total long-term debt		$4,781,449	$(205,158)	$(43,634)	$4,532,657	$4,789,949	$(225,871)	$(47,691)	$4,516,387
Reflected as:
Current liabilities - Current portion of long-term debt					$34,000				$34,000
Non-current liabilities - Long-term debt					4,498,657				4,482,387
Total long-term debt					$4,532,657				$4,516,387
Fair value - Senior notes - Level 1					$776,084				$1,084,438
Fair value - Term loans - Level 2					1,788,076				2,536,083
Total fair value					$2,564,160				$3,620,521
(1)    As a result of pushdown accounting in connection with the merger in July 2022, pursuant to which Cornerstone Building Brands became a privately-held company (the “Merger”), the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.
Revolving Credit Facilities
The following table sets forth the Company’s availability under its revolving credit facilities:

	April 4, 2026			December 31, 2025
(Amounts in thousands)	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$505,000	$67,770	$850,000	$390,000	$67,450
Cash flow revolver(2)	92,000	25,000	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	95,000	—
Total	$1,037,000	$625,000	$67,770	$1,037,000	$485,000	$67,450
(1)    The borrowing base under the Company’s asset-based lending facility (the “ABL Facility”) and the first-in-last out tranche asset-based lending facility (collectively, the "ABL Facilities”) is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the previous month’s value of eligible inventory and accounts receivable, less certain allowances and subject to certain other adjustments.
(2)    Cash flow revolver commitment of $92.0 million will mature in May 2029.
The carrying amounts of the indebtedness under revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates.

Covenant Compliance
The Company’s asset-based lending credit agreement (“ABL Credit Agreement”) includes a springing maintenance covenant set at a minimum fixed charge coverage ratio of 1.00:1.00, which is tested only when specified availability is less than 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days. The fixed charge coverage ratio as of the most recent four quarter period is the ratio of consolidated adjusted EBITDA less certain capital expenditures to the sum of certain debt service charges, net cash taxes, certain mandatory debt payments and certain dividends.
The Company’s cash flow-based credit agreement (“Cash Flow Credit Agreement”) includes a springing financial covenant set at a maximum secured leverage ratio of 7.75:1.00, which will apply if the outstanding amount of loans and drawings under letters of credit which have not then been reimbursed exceeds 35% of the authorized borrowing amount under the Company’s cash flow-based revolving credit facility (“Cash Flow Revolver”) at the end of any fiscal quarter. The secured leverage ratio is the ratio of consolidated total secured indebtedness to consolidated adjusted EBITDA.
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of April 4, 2026.
Interest Rate Swaps
The Company uses certain interest rate swaps to manage a portion of the interest rate risk on its term loans. The following table sets forth the terms of the Company’s interest rate swap agreements:

($ Amounts in thousands)
Notional amount	$1,500,000
Forecasted term loan interest payments being hedged	1-month SOFR
Fixed rate paid	2.0038%
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at April 4, 2026 - Other assets, net	$970
Fair value at December 31, 2025 - Other assets, net	$7,069
Level in fair value hierarchy(1)	Level 2
(1)Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market based Secured Overnight Financing Rate (“SOFR”) yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

Note 8 — Accumulated Other Comprehensive Income (Loss)
The following tables set forth the change in accumulated other comprehensive income (loss) attributable to the Company by each component of accumulated other comprehensive income (loss), net of applicable income taxes:

(Amounts in thousands)	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2025	$(19,309)	$542	$873	$(17,894)
Other comprehensive income (loss)	(4,144)	(1,979)	—	(6,123)
Balance, April 4, 2026	$(23,453)	$(1,437)	$873	$(24,017)

Balance, December 31, 2024	$(25,092)	$16,448	$1,380	$(7,264)
Other comprehensive income (loss)	1,708	(5,101)	—	(3,393)
Balance, March 29, 2025	$(23,384)	$11,347	$1,380	$(10,657)
Note 9 — Share-Based Compensation
Class B Incentive Units
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants were granted Class B units in Camelot Return Ultimate, LP (the “Partnership” or “Camelot Return Ultimate”), an indirect parent of the Company. The Class B units provide the holder with the opportunity to participate, upon certain vesting events and subject to Partnership repurchase rights and conditions, in the appreciation of the Partnership’s equity value from the date of grant. The incentive units vest over a five-year period on a straight-line basis. For the three months ended April 4, 2026, there were no Class B units granted. The Company recognized a gain from Class B units of $4.5 million in the three months ended April 4, 2026 and a gain of $3.7 million in the three months ended March 29, 2025, due to the reversal of prior expense from terminations. The Company estimates that the unrecognized expense related to the Class B units is expected to be recognized over a weighted-average period of 3.6 years totaling $18.0 million.
Restricted Class A-2 Units
For the three months ended April 4, 2026, there were no grants of restricted Class A-2 units in the Partnership. The restricted Class A-2 units previously granted to non-employee directors vest over a one-year period and the restricted Class A-2 units previously granted to the Chief Executive Officer vest over a two year period. The Company recognized expense from restricted Class A-2 units of $0.4 million in the three months ended April 4, 2026. The Company estimates that the unrecognized expense related to restricted Class A-2 units is expected to be recognized over a weighted-average period of 1.2 years totaling $1.6 million.

Note 10 — Income Taxes
The following table sets forth the effective tax rate for the three months ended April 4, 2026 and March 29, 2025:

	Three Months Ended
	April 4, 2026	March 29, 2025
Effective tax rate	17.1%	18.9%
For the three months ended April 4, 2026, the Company’s estimated annual effective income tax rate of ordinary forecasted pre-tax book income was approximately 22.8%, which varied from the statutory tax rate primarily due to state income taxes, foreign tax rate differentials, and changes in the valuation allowance. For the three months ended April 4, 2026, the effective tax rate was 17.1%, which varied from the annual effective tax rate due to discrete items recorded during the period, including updates to state rates and tax impacts relating to the valuation allowance on IRC Section 163(j) business interest. The change in the effective tax rate for the three months ended April 4, 2026 compared to the three months ended March 29, 2025 is primarily due to the increase in pre-tax book losses and impacts of the valuation allowance on IRC Section 163(j) business interest. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The enactment did not have a material impact on our effective tax rate for the year ended December 31, 2025 or for the three months ended April 4, 2026.
As of April 4, 2026, the Company had federal IRC Section 163(j) interest limitation carryforwards of approximately $795.3 million, which do not expire. Management has recorded a valuation allowance against these deferred tax assets totaling $53.9 million, resulting in a net federal and state impact of $12.0 million as of April 4, 2026, due to the Company’s cumulative loss position and projected sustained limitations on interest deductions. The IRC Section 163(j) valuation allowance increases the total valuation allowance to $25.3 million. The valuation allowance is provided for deferred tax assets for which the Company believes it is more likely than not that a portion of the tax benefits will not be realized. The Company determined the new valuation allowance was needed despite the more favorable EBITDA-based adjusted taxable income calculation under OBBBA.
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2026:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$970	$—	$970
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets – Derivative instruments	$—	$7,069	$—	$7,069
Liabilities – Contingent consideration	$—	$—	$9,954	$9,954
The fair value for derivative instruments is determined using valuation models that incorporate observable market inputs, such as interest rates and currency exchange rates, and is classified within Level 2 of the fair value hierarchy.

The fair value of contingent consideration was estimated as of the date of the acquisition, was recorded as part of the purchase price of MAC Metal, and was subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflected the uncertainty of the expected outcomes, which the Company believed was appropriate and representative of market participant assumptions. The Company fully paid the second earn-out period of the contingent consideration during the first quarter of 2026.
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
Note 12 — Related Party Transactions
The Company had a related party receivable with CD&R of $0.4 million as of both April 4, 2026 and December 31, 2025, representing legal fees paid on their behalf as part of the stockholder litigation described in Note 13.
The Company had a related party payable of $6.5 million and $6.5 million to our indirect parent, Camelot Return Ultimate, as of April 4, 2026 and December 31, 2025, respectively, representing monies paid by Company management for the purchase of Class A-2 units in the Partnership. See Note 9 for further discussion of share-based compensation.
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

The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $4.0 million and $4.5 million as of April 4, 2026 and December 31, 2025, respectively, for certain subsurface investigation and remedial matters.
Litigation
The Company is a party to a variety of legal actions and claims arising out of the normal course of business. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.
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
•The Windows & Doors reportable segment offers a broad line of windows and doors at multiple price tiers for the residential new construction and repair and remodel end markets primarily in the U.S. and Canada. Its main products include vinyl, aluminum, wood-composite and aluminum clad-wood windows and patio doors, as well as steel, wood-composite, and fiberglass entry doors.
•The Siding & Accessories reportable segment offers a broad suite of products and accessories at multiple price tiers for the residential new construction and repair and remodel end markets as well as stone installation services. Its main products include vinyl siding and accessories, cellular polyvinyl chloride trim, vinyl fencing and railing, stone veneer and gutter protection products.
•The Metal Solutions reportable segment designs, engineers, manufactures and distributes an extensive line of metal products for the low-rise commercial construction market under multiple brand names and through a nationwide network of manufacturing plants and distribution centers. The Company defines low-rise commercial construction as building applications of up to five stories.
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

The following table sets forth reportable segment net sales, reportable segment adjusted EBITDA and a reconciliation to loss before income taxes:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Reportable segment net sales:
Windows & Doors	$549,778	$557,746
Siding & Accessories	247,488	240,679
Metal Solutions	414,480	378,068
Total reportable segment net sales	1,211,746	1,176,493
Intersegment sales	(2,399)	(1,159)
Total net sales	$1,209,347	$1,175,334
Reportable segment adjusted EBITDA:
Windows & Doors	$(5,064)	$42,367
Siding & Accessories	30,552	31,495
Metal Solutions	6,825	51,835
Total reportable segment adjusted EBITDA	32,313	125,697
Corporate and Other	(40,665)	(40,793)
Depreciation and amortization	(102,868)	(103,751)
Interest expense	(125,929)	(117,681)
Foreign exchange loss	(1,061)	(313)
Other income, net	5,900	427
Loss before income taxes	$(232,310)	$(136,414)
The following table sets forth net sales to third party customers, disaggregated by reportable segment:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Windows & Doors – Principally vinyl windows	$548,262	$557,610
Siding & Accessories:
Vinyl siding	111,425	108,710
Metal siding	80,198	71,969
Injection molded siding	9,746	9,791
Stone	22,548	27,726
Other products & services	22,688	21,460
Total	246,605	239,656
Metal Solutions – Metal building products	414,480	378,068
Total net sales	$1,209,347	$1,175,334

The following table sets forth other financial data by reportable segment:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Depreciation and amortization:
Windows & Doors	$48,699	$43,959
Siding & Accessories	26,359	23,920
Metal Solutions	26,335	34,684
Depreciation and amortization for reportable segments	101,393	102,563
Corporate	1,475	1,188
Total depreciation and amortization	$102,868	$103,751

Capital expenditures:
Windows & Doors	$14,169	$17,039
Siding & Accessories	6,865	5,510
Metal Solutions	4,236	8,729
Capital expenditures for reportable segments	25,270	31,278
Corporate	109	5,810
Total capital expenditures	$25,379	$37,088
The following table sets forth key expenses disaggregated by reportable segment for the three months ended April 4, 2026:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$548,262	$246,605	$414,480	$1,209,347
Intersegment net sales	1,516	883	—	2,399
Reportable segment net sales	549,778	247,488	414,480	1,211,746
Segment cost of sales(1)	(486,167)	(187,391)	(327,244)	(1,000,802)
Segment selling, general and administrative expenses(2)	(68,675)	(29,545)	(80,411)	(178,631)
Reportable segment adjusted EBITDA	$(5,064)	$30,552	$6,825	$32,313
Depreciation and amortization				(102,868)
Corporate and Other				(40,665)
Interest expense				(125,929)
Foreign exchange loss				(1,061)
Other income, net				5,900
Loss before income taxes				$(232,310)
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

The following table sets forth key expenses disaggregated by reportable segment for the three months ended March 29, 2025:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$557,610	$239,656	$378,068	$1,175,334
Intersegment net sales	136	1,023	—	1,159
Reportable segment net sales	557,746	240,679	378,068	1,176,493
Segment cost of sales(1)	(452,648)	(182,063)	(262,859)	(897,570)
Segment selling, general and administrative expenses(2)	(62,731)	(27,121)	(63,374)	(153,226)
Reportable segment adjusted EBITDA	$42,367	$31,495	$51,835	$125,697
Depreciation and amortization				(103,751)
Corporate and Other				(40,793)
Interest expense				(117,681)
Foreign exchange loss				(313)
Other income, net				427
Loss before income taxes				$(136,414)
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
The following table sets forth property, plant and equipment, net, and total assets disaggregated by reportable segment:

(in thousands)	April 4, 2026	December 31, 2025
Property, plant and equipment, net:
Windows & Doors	$351,752	$353,253
Siding & Accessories	183,198	186,335
Metal Solutions	481,523	498,181
Property, plant and equipment, net by reportable segments	1,016,473	1,037,769
Corporate	13,445	20,840
Total property, plant and equipment, net	$1,029,918	$1,058,609

Total assets:
Windows & Doors	$2,360,052	$2,437,569
Siding & Accessories	1,766,231	1,687,914
Metal Solutions	1,819,217	1,838,466
Total assets by reportable segment	5,945,500	5,963,949
Corporate	208,726	244,787
Total assets	$6,154,226	$6,208,736

CORNERSTONE BUILDING BRANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods presented (the “MD&A”). This information should be read in conjunction with the Condensed Consolidated Financial Statements included herein “Item 1. Condensed Consolidated Financial Statements” and the Condensed Consolidated Financial Statements and the Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).
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
•Increases in energy costs;
•Increases in freight and transportation costs, including as a result of volatility in the price and availability of fuel;
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
•Exchange rate fluctuations;
•Downgrades of our credit ratings;
•The effect of increased interest rates on our ability to service our debt; and
•Other risks detailed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A in the 2025 Form 10-K and other filings we make with the Securities and Exchange Commission.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in Item 1A in this Quarterly Report on Form 10-Q and in Part I, Item 1A in the 2025 Form 10-K and other filings we make with the Securities and Exchange Commission. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.
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
Our operations are organized in three reportable segments, which are: Windows & Doors, Siding & Accessories and Metal Solutions. We have:
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
Tariffs
We are navigating through several external factors that create uncertainty and volatility in our operating environment, including, but not limited to, new tariffs and evolving trade policy. These rapidly changing policies and dynamics pose a risk to our supply chain and cost structure. Any new tariffs and/or trade restrictions that may be implemented could result in reduced overall economic activity and increased costs in operating our business, which, if unmitigated, could have a material adverse effect on our business, financial condition, and results of operations. We continue to evaluate opportunities to mitigate the impact of tariffs, including potential tariff exclusions and other trade programs; however, there can be no assurance that such efforts will be successful.
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated:

	Three Months Ended
($ Amounts in thousands)	April 4, 2026	March 29, 2025
Net sales	$1,209,347	$1,175,334
Gross profit	160,099	236,535
% of net sales	13.2%	20.1%
Selling, general and administrative expenses	271,319	255,382
% of net sales	22.4%	21.7%
Loss from operations	(111,220)	(18,847)
% of net sales	(9.2)%	(1.6)%
Interest expense	(125,929)	(117,681)
Foreign exchange loss	(1,061)	(313)
Other income, net	5,900	427
Loss before income taxes	(232,310)	(136,414)
Income tax benefit	(39,784)	(25,790)
Net loss	$(192,526)	$(110,624)
Non-GAAP financial measure – Adjusted EBITDA*	$1,071	$91,883
% of net sales	0.1%	7.8%

* Refer to Non-GAAP Financial Measures for further discussion.
Net sales increased $34.0 million, or 2.9%, for the three months ended April 4, 2026, compared to the comparable prior year period, mainly due to the strategic acquisition of Metal Sales Manufacturing Corporation (“Metal Sales”) in September 2025, partially offset by lower volumes across all reportable segments due to constrained market conditions.
Gross profit as a percentage of net sales was 13.2% for the three months ended April 4, 2026, compared to 20.1% for the comparable prior year period. The decrease in margin was primarily driven by materials inflation cost and lower volumes across all reportable segments, partially offset by higher average selling price.
Selling, general and administrative expenses increased $15.9 million, for the three months ended April 4, 2026, compared to the comparable prior year period, primarily due to an increase in personnel costs, partially offset by a decrease in non-personnel costs driven by cost management efforts across all reportable segments and a reduction in sales and incentive compensation related costs due to reduced volumes, excluding acquisition impacts. The increase was also partially offset by a reduction in intangible amortization expense related to the completion of amortization for certain assets in 2025.

Interest expense increased by $8.2 million, or 7.0% for the three months ended April 4, 2026, compared to the comparable prior year period, primarily due to higher outstanding borrowings during the first quarter of 2026 compared to the first quarter of 2025.
The following table sets forth the components of interest expense:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Interest on outstanding borrowings	$104,103	$99,712
Cash impact of interest rate swaps	(6,424)	(8,850)
Amortization of interest rate swap fair value(1)	2,962	2,962
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	25,232	23,209
Other	56	648
Total interest expense	$125,929	$117,681
(1)The fair value adjustments were made in connection with the Merger in July 2022.
Foreign exchange loss for the three months ended April 4, 2026 and the three months ended March 29, 2025 are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Other income, net, increased $5.5 million for the three months ended April 4, 2026, compared to the comparable prior year period. This fluctuation is mainly due to an increase in the bargain purchase gain recognized related to the Metal Sales acquisition. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for additional information.
Income tax benefit increased $14.0 million for the three-month period ended April 4, 2026 compared to the three months ended March 29, 2025. The change was mainly due to an increase in pre-tax book losses, partially offset by tax impacts from the valuation allowance on IRC Section 163(j) business interest during the three months ended April 4, 2026 compared to the three months ended March 29, 2025.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which led to lower cash tax payments for 2025. The enactment did not have a material impact on our effective tax rate for the three-month period ended April 4, 2026.

Reportable Segment Results of Operations
The following table sets forth the results of continuing operations for our reportable segments:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Reportable segment net sales:
Windows & Doors	$549,778	$557,746
Siding & Accessories	247,488	240,679
Metal Solutions	414,480	378,068
Intersegment net sales	(2,399)	(1,159)
Total net sales	$1,209,347	$1,175,334

Net sales, third party customers:
Windows & Doors	$548,262	$557,610
Siding & Accessories	246,605	239,656
Metal Solutions	414,480	378,068
Total net sales	$1,209,347	$1,175,334

Reportable segment adjusted EBITDA*
Windows & Doors	$(5,064)	$42,367
Siding & Accessories	30,552	31,495
Metal Solutions	6,825	51,835
Corporate and Other	(40,665)	(40,793)
Depreciation and amortization	(102,868)	(103,751)
Loss from operations	$(111,220)	$(18,847)
* Refer to Non-GAAP Financial Measures for further discussion.
Windows & Doors
The following table sets forth the continuing results of operations for the Windows & Doors reportable segment:

	Three Months Ended
($ Amounts in thousands)	April 4, 2026	March 29, 2025
Reportable segment net sales:	$549,778	$557,746
Net sales, third party customers:	$548,262	$557,610
Reportable segment adjusted EBITDA*	$(5,064)	$42,367
% of net sales	(0.9)%	7.6%
Depreciation and amortization	$48,699	$43,959
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended April 4, 2026 decreased $8.0 million, or 1.4%, mainly driven by lower volumes, partially offset by favorable price.
Reportable segment adjusted EBITDA for the three months ended April 4, 2026 decreased $47.4 million, mainly driven by lower volumes, material inflation and higher fuel costs in addition to increased personnel and professional service costs.

Siding & Accessories
The following table sets forth the continuing results of operations for the Siding & Accessories reportable segment:

	Three Months Ended
($ Amounts in thousands)	April 4, 2026	March 29, 2025
Reportable segment net sales:	$247,488	$240,679
Net sales, third party customers:	$246,605	$239,656
Reportable segment adjusted EBITDA*	$30,552	$31,495
% of net sales	12.4%	13.1%
Depreciation and amortization	$26,359	$23,920
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended April 4, 2026 increased $6.8 million, or 2.8%, primarily driven by favorable price mix, partially offset by lower volumes.
Reportable segment adjusted EBITDA for the three months ended April 4, 2026 decreased $0.9 million, mainly driven by material inflation and increased selling, general and administrative expenses, partially offset by manufacturing net efficiencies and favorable selling price.
Metal Solutions
The following table sets forth the continuing results of operations for the Metal Solutions reportable segment:

	Three Months Ended
($ Amounts in thousands)	April 4, 2026	March 29, 2025
Reportable segment net sales:	$414,480	$378,068
Net sales, third party customers:	$414,480	$378,068
Reportable segment adjusted EBITDA*	$6,825	$51,835
% of net sales	1.6%	13.7%
Depreciation and amortization	$26,335	$34,684
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended April 4, 2026 increased $36.4 million, or 9.6%, mainly driven by the strategic acquisition of Metal Sales in September 2025.
Reportable segment adjusted EBITDA for the three months ended April 4, 2026 decreased $45.0 million, mainly due to weaker market conditions and materials inflation, partially offset by favorable selling price.

Corporate and Other
The following table sets forth the continuing operations for Corporate and Other:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Corporate costs	$31,242	$33,814
Strategic development and acquisition related costs (1)	4,115	5,283
Long-term incentive plan compensation (2)	(3,379)	(3,543)
Amortization of acquisition related step-up adjustments (3)	1,732	1,843
Facility closure charges and employee separation (4)	5,242	1,062
Other	1,713	2,334
Total Corporate and Other	$40,665	$40,793

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
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Depreciation:
Cost of sales	$45,296	$38,903
Selling, general and administrative expenses	14,727	11,574
Total depreciation	60,023	50,477
Amortization - Selling, general and administrative expenses	42,845	53,274
Total depreciation and amortization	$102,868	$103,751
Depreciation and amortization decreased $0.9 million for the three months ended April 4, 2026, mainly due to a reduction in intangible amortization expense related to the completion of amortization for certain assets in 2025, partially offset by increased depreciation related to the acquisition of Metal Sales in September 2025.

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
The following table sets forth our total net liquidity position as of April 4, 2026:

(Amounts in thousands)	Amount
Cash and cash equivalents	$136,172
Revolving credit facilities:
Asset-based lending facility	850,000
First-in-last-out tranche asset-based lending facility	95,000
Cash flow revolving facility	92,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	625,000
Letters of credit outstanding	63,174
Borrowing base adjustments related to asset-based lending facility(1)	163,073
Net credit facility	185,753
Net liquidity	$321,925
(1)    The borrowing base under the ABL Facilities is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the previous month’s value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments. As of April 4, 2026, the Company’s total lender commitments under the asset-based lending facility and the first-in-last-out tranche asset-based lending facility were $945.0 million, however the borrowing base was less than the total commitments, which resulted in a borrowing base adjustment.
Cash Flows

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Net cash used in operating activities	$(107,587)	$(136,128)
Net cash used in investing activities	$(16,518)	$(36,269)
Net cash flows provided by financing activities	$126,157	$170,000
Cash Flows Used in Operating Activities
Net cash used in operating activities was $107.6 million for the three months ended April 4, 2026, a decrease from the $136.1 million used in operations in the prior year. The decrease was driven by better working capital management primarily in accounts receivable and accounts payable, partially offset by lower earnings.

Cash Flows Used in Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash used in investing activities was $16.5 million for the three months ended April 4, 2026 compared to $36.3 million used in investing activities for the three months ended March 29, 2025. The $19.8 million decrease is driven by reduced spending on capital expenditures during the current year compared to the prior year and $7.5 million of cash proceeds received during the first quarter of 2026 from post closing cash and working capital adjustments related to the acquisitions of Metal Sales and Cold Rolled Steel during the prior year,
Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash provided by financing activities was $126.2 million for the three months ended April 4, 2026 compared to $170.0 million provided by financing activities for the three months ended March 29, 2025. The decrease of $43.8 million in net cash provided is mainly driven by a $30.0 million decrease in net borrowings under our revolving credit facilities in the current year, $8.5 million of repayments of borrowings outstanding under our term loans during the first quarter of 2026 and $5.3 million related to the second and final payment of contingent consideration made during the first quarter of 2026 as part of the acquisition of MAC Metal.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of April 4, 2026 the Company had total future lease payments of $609.2 million, with $86.4 million payable within 12 months.
Debt
We have certain debt instruments outstanding. As of April 4, 2026 the Company had total future payments of $5.4 billion, with $34.0 million payable within 12 months. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information.
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

Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(Amounts in thousands)	April 4, 2026	March 29, 2025
Net loss	$(192,526)	$(110,624)
Interest expense	125,929	117,681
Foreign exchange loss	1,061	313
Other income, net	(5,900)	(427)
Income tax benefit	(39,784)	(25,790)
Loss from operations	(111,220)	(18,847)
Depreciation and amortization	102,868	103,751
Strategic development and acquisition related costs (1)	4,115	5,283
Long-term incentive plan compensation(2)	(3,379)	(3,543)
Amortization of acquisition related step-up adjustments(3)	1,732	1,843
Facility closure charges and employee separation(4)	5,242	1,062
Other	1,713	2,334
Adjusted EBITDA	$1,071	$91,883
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
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended April 4, 2026. Refer to the 2025 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the three months ended April 4, 2026. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 4, 2026. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of April 4, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as described below.
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
Details on Previously Reported Material Weakness
We have previously identified the following deficiencies in our control activities that constitute material weaknesses either individually or in the aggregate:
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
Management’s Remediation Efforts
We are committed to maintaining strong internal control over financial reporting. The Company, with oversight from our Audit Committee, is taking comprehensive actions to remediate the material weaknesses described above. As previously disclosed in Item 9A of our 2025 Form 10-K, remediation actions taken include:
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
Further, in the first quarter of 2026, the following remediation actions were taken:
•For Harvey Building Products Corp. and Mueller Supply Company, Inc., documented remediation action plans for the majority of the identified IT general control and related business process control deficiencies; and
•Defined remediation timelines and ownership for implementation of remediation activities.
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
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weaknesses as discussed above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended April 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORNERSTONE BUILDING BRANDS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 13 — Commitments and Contingencies, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). The risks disclosed in the 2025 Form 10-K, and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition or results of operations. We believe there have been no other material changes in our risk factors from those disclosed in the 2025 Form 10-K.
Item 5. Other Information.
Salary Increase
On May 6, 2026, the Compensation Committee of the Board of Directors of the Company approved an increase in the base salary of Christian Storch, the Interim Chief Financial Officer of the Company, from a rate of $500,000 per annum to a rate of $700,000 per annum, effective May 18, 2026. The Board of Directors did not change the other terms of Mr. Storch's compensation arrangements.

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*†10.1	Employment Agreement between Cornerstone Building Brands, Inc. and Christian Storch, dated January 26, 2026
*†10.2	Form of Executive Officer Retention Letter Agreement
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: May 8, 2026	By:	/s/ Christian Storch
Christian Storch
Interim Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2026	By:	/s/ Tina Beskid
Tina Beskid
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)