Form 10-Q
period 2026-07-04
Cornerstone Building Brands, Inc.
filed 2026-08-18
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

or

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,443,397	$1,427,905	$2,652,744	$2,603,239
Cost of sales	1,207,643	1,115,590	2,256,891	2,054,389
Gross profit	235,754	312,315	395,853	548,850
Selling, general and administrative expenses	273,267	269,954	544,586	525,336
Impairment of long-lived assets	34,776	—	34,776	—
Income (loss) from operations	(72,289)	42,361	(183,509)	23,514
Interest expense	(128,209)	(121,845)	(254,138)	(239,526)
Foreign exchange gain (loss)	(2,759)	4,053	(3,820)	3,740
Other income, net	619	1,043	6,519	1,470
Loss before income taxes	(202,638)	(74,388)	(434,948)	(210,802)
Income tax benefit	(31,816)	(14,420)	(71,600)	(40,210)
Net loss	$(170,822)	$(59,968)	$(363,348)	$(170,592)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net loss	$(170,822)	$(59,968)	$(363,348)	$(170,592)
Other comprehensive income (loss), net of income tax
Foreign exchange translation gain (loss)	(9,555)	10,753	(13,699)	12,461
Unrealized gain (loss) on derivative instruments, net of income tax of $456, $(521), $409 and $(283), respectively	(1,345)	3,095	(838)	2,405
Amount reclassified from accumulated other comprehensive loss into earnings, from derivative instruments, net of income tax of $(344), $1,299, $439 and $2,628 respectively	1,122	(7,282)	(1,364)	(11,693)
Other comprehensive income (loss)	(9,778)	6,566	(15,901)	3,173
Comprehensive loss	$(180,600)	$(53,402)	$(379,249)	$(167,419)
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$136,272	$135,452
Accounts receivable, net	685,879	567,065
Inventories, net	794,272	745,476
Assets held for sale	29,069	147,011
Other current assets	96,882	109,346
Total current assets	1,742,374	1,704,350
Property, plant and equipment, net	1,116,103	1,058,609
Lease right-of-use assets	439,793	458,708
Goodwill	731,160	739,408
Intangible assets, net	2,120,138	2,209,818
Other assets, net	31,000	37,843
Total assets	$6,180,568	$6,208,736
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34,000	$34,000
Current portion of lease liabilities	76,915	96,866
Accounts payable	431,278	269,393
Accrued income and other taxes	24,580	23,175
Employee-related liabilities	105,324	91,149
Rebates, warranties and other customer-related liabilities	147,045	154,917
Accrued interest	71,051	68,375
Liabilities held for sale	29,069	—
Other current liabilities	38,581	43,109
Total current liabilities	957,843	780,984
Long-term debt	5,247,561	4,967,387
Long-term lease liabilities	349,978	358,435
Deferred income tax liabilities	275,146	363,540
Other long-term liabilities	238,152	243,487
Total liabilities	$7,068,680	$6,713,833

Commitments and contingencies (Note 13)

Equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at July 4, 2026 and December 31, 2025	$—	$—
Additional paid-in capital	1,540,420	1,544,186
Accumulated deficit	(2,394,737)	(2,031,389)
Accumulated other comprehensive loss	(33,795)	(17,894)
Total equity (deficit)	(888,112)	(505,097)
Total liabilities and equity (deficit)	$6,180,568	$6,208,736
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
	Shares	Amount
Balance, April 4, 2026	1,000	$—	$1,540,044	$(2,223,915)	$(24,017)	$(707,888)
Other comprehensive loss	—	—	—	—	(9,778)	(9,778)
Share-based compensation	—	—	376	—	—	376
Net loss	—	—	—	(170,822)	—	(170,822)
Balance, July 4, 2026	1,000	$—	$1,540,420	$(2,394,737)	$(33,795)	$(888,112)

Balance, March 29, 2025	1,000	$—	$1,536,825	$(1,439,055)	$(10,657)	$87,113
Other comprehensive income	—	—	—	—	6,566	6,566
Share-based compensation	—	—	1,330	—	—	1,330
Net loss	—	—	—	(59,968)	—	(59,968)
Balance, June 28, 2025	1,000	$—	$1,538,155	$(1,499,023)	$(4,091)	$35,041
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2025	1,000	$—	$1,544,186	$(2,031,389)	$(17,894)	$(505,097)
Other comprehensive loss	—	—	—	—	(15,901)	(15,901)
Share-based compensation	—	—	(3,766)	—	—	(3,766)
Net loss	—	—	—	(363,348)	—	(363,348)
Balance, July 4, 2026	1,000	$—	$1,540,420	$(2,394,737)	$(33,795)	$(888,112)

Balance, December 31, 2024	1,000	$—	$1,540,572	$(1,328,431)	$(7,264)	$204,877
Other comprehensive income	—	—	—	—	3,173	3,173
Share-based compensation	—	—	(2,417)	—	—	(2,417)
Net loss	—	—	—	(170,592)	—	(170,592)
Balance, June 28, 2025	1,000	$—	$1,538,155	$(1,499,023)	$(4,091)	$35,041
See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net loss	$(363,348)	$(170,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,831	226,903
Amortization of debt issuance costs, debt discount and fair values	54,553	52,836
Share-based compensation expense	(3,766)	(2,417)
Amortization of acquisition related step-up adjustments	3,318	3,603
Loss (gain) on disposal of assets	(1,073)	284
Impairment of long-lived assets	34,776	—
Change in fair value of contingent consideration	126	701
Bargain purchase gain	(5,383)	—
Unrealized (gain) loss on foreign currency exchange rates	3,820	(3,740)
Provision for credit losses	6,378	4,725
Deferred income taxes	(87,245)	(89,195)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(126,758)	(140,435)
Inventories, net	(50,337)	(90,445)
Income and other taxes	29,971	49,573
Other current assets	(16,318)	13,754
Accounts payable	157,874	34,659
Accrued expenses	31,197	(22,787)
Other, net	(54,708)	367
Net cash used in operating activities	(172,092)	(132,206)
Cash flows from investing activities:
Acquisitions, net of cash acquired	7,531	—
Capital expenditures	(61,857)	(68,174)
Proceeds from sale of property, plant and equipment	3,633	664
Net cash used in investing activities	(50,693)	(67,510)
Cash flows from financing activities:
Proceeds from revolving credit facilities	247,000	—
Proceeds from term loans	—	230,000
Payments on term loans	(17,000)	(8,500)
Payment of contingent consideration	(5,343)	(11,488)
Net cash flows provided by financing activities	224,657	210,012
Effect of exchange rate changes on cash and cash equivalents	(1,052)	1,506
Net increase in cash and cash equivalents	820	11,802
Cash and cash equivalents at beginning of period	135,452	159,529
Cash and cash equivalents at end of period	$136,272	$171,331

Supplemental cash flow information:
Interest paid, net of interest rate swaps	$195,637	$189,374
Income taxes paid (refunded)	$(16,709)	$1,787
Capital expenditures included within accounts payable	$5,376	$4,022
 See accompanying notes to the condensed consolidated financial statements.

CORNERSTONE BUILDING BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data, unless otherwise noted)
(Unaudited)

Note 1 — Basis of Presentation
Description of Business
Cornerstone Building Brands, Inc. (“Cornerstone Building Brands” or, collectively with its subsidiaries, unless the context requires otherwise, the “Company”) is a holding company incorporated in the State of Delaware. The Company is a leading manufacturer of exterior building products in North America and serves residential and commercial customers across both the new construction and repair and remodel markets. The Company is organized into three reportable segments: Windows & Doors, Siding & Accessories and Metal Solutions. For additional information about the Company’s reportable segments, see Note 14 — Reportable Segment and Geographical Information.

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

Accounts Receivable, Net
The Company reports accounts receivable net of an allowance for expected credit losses. The Company establishes provisions for expected credit losses based on the Company’s assessment of the collectability of amounts owed to the Company by its customers. Such allowances are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Loss. In establishing the allowance, the Company considers changes in the financial position of a customer, age of the accounts receivable balances, availability of security, unusual macroeconomic conditions, lien rights and bond rights as well as disputes, if any, with its customers. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance, all collection efforts have been exhausted, or any legal action taken by the Company has concluded. The Company’s allowance for expected credit losses was $23.7 million and $20.8 million at July 4, 2026 and December 31, 2025, respectively.
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
As of April 4, 2026, the Company classified certain assets as held for sale, which consisted primarily of land and building assets that were being actively marketed for sale-leaseback. As of the end of the second quarter of 2026, management determined that completion of a sale-leaseback transaction was no longer probable, and those assets, in the amount of $147.0 million, were reclassified to property, plant, and equipment.
Also, as of the end of the second quarter of 2026, the Company finalized its decision to dispose of a business within the Siding & Accessories segment. Based on that decision, the asset group, including assets and liabilities, met the criteria for classification as held for sale and were classified as such as of July 4, 2026. The total carrying amount of assets held for sale was $29.1 million as of July 4, 2026, and $147.0 million as of December 31, 2025. The total carrying amount of liabilities held for sale was $29.1 million as of July 4, 2026, and there were none as of December 31, 2025.
Equity Method Investments
The Company accounts for investments in companies over which it has the ability to exercise significant influence, but not control, using the equity method of accounting. Under the equity method, the Company’s investments are carried at cost and adjusted for the Company’s proportionate share of net income or loss and dividends received. The Company acquired an investment as part of the acquisition of Mueller Supply Company that it accounts for under the equity method of accounting, as the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investment. The carrying value of the investment was $10.7 million as of July 4, 2026 and $11.0 million as of December 31, 2025. The investment is recognized in Other assets, net on our Condensed Consolidated Balance Sheets for both comparable periods.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment, including, but not limited to, property, plant and equipment, lease right-of-use assets, and finite-lived intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amount, the asset is written down to its estimated fair value, and any resulting impairment loss is reflected within other operating costs in the Consolidated Statements of Loss.
During the six months ended July 4, 2026, the Company recognized an impairment charge of approximately $14.9 million related to certain long-lived manufacturing assets following changes in their expected use. The impairment charge was primarily related to property, plant and equipment and construction-in-progress and was recorded in the Impairment of long-lived assets line item in the Consolidated Statements of Loss.

Additionally, in connection with the Company's decision to dispose of a business within the Siding & Accessories segment, management evaluated the related asset group for impairment. As a result of this assessment, the Company recorded an impairment charge of approximately $19.3 million to reduce the carrying value of certain long-lived assets to their estimated fair value. The impairment charge was recorded in the Impairment of long-lived assets line item in the Consolidated Statements of Loss.

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

The following table summarizes the provisional fair value of net assets acquired and liabilities assumed:

(Amounts in thousands)	Fair Value
Assets acquired and liabilities assumed:
Cash and cash equivalents	$1,499
Accounts receivable	41,720
Inventories	76,339
Property, plant and equipment	152,055
Trade name and customer relationship intangibles	11,000
Lease right-of-use asset	8,911
Other assets	2,164
Total assets acquired	293,688
Accounts payable and other liabilities assumed	21,843
Employee related liabilities	5,360
Lease liabilities	8,798
Rebates and customer related liabilities	7,404
Deferred income tax liabilities	16,802
Other liabilities assumed	7,601
Total liabilities assumed	67,808
Net assets acquired	225,880
Net purchase price	(174,678)
Bargain purchase gain	$51,202
The fair value and expected useful life of identifiable intangible assets consists of the following:

($ Amounts in thousands)	Fair Value	Useful Life in Years
Customer relationships	$8,000	15
Trade names and other	3,000	5
Total	$11,000

As a result of the transaction, the Company recognized a bargain purchase gain of $45.8 million during the year ended December 31, 2025, representing the excess of the fair value of the net assets acquired over the consideration transferred to the seller. The Company believes the bargain purchase gain resulted from an opportunistic transaction. As noted above, during the six months ended July 4, 2026, after final closing date cash and working capital adjustments were complete, there was a $7.1 million reduction in the purchase price. The cash received is reflected as a cash inflow within investing activities. The reduction in purchase price resulted in a $1.8 million increase in deferred tax liabilities and a $5.4 million additional bargain purchase gain recognized during the six months ended July 4, 2026.
Unaudited Pro Forma Financial Information
Pro forma results of operations for the Metal Sales acquisition have not been presented, as the impact on the Company’s consolidated financial results was not material.
Acquisition of Cold Rolled Steel
In July 2025, the Company completed the acquisition of Cold Rolled Steel, LLC (“Cold Rolled Steel”), a metal building component manufacturer, for an initial purchase price of $6.4 million, including a base purchase price of $6.5 million, less certain working capital adjustments. During the six months ended July 4, 2026, the Company recognized a reduction in goodwill due to a reduction in the total purchase price that was based on $0.4 million of additional working capital adjustments, resulting in a final purchase price of $6.0 million. Cold Rolled Steel is included in the Company’s Metal Solutions reportable segment.
Contingent Consideration for Acquisition Completed During 2023
In August 2023, the Company completed the acquisition of M.A.C. Métal Architectural Inc. (“MAC Metal”), which became an indirect wholly-owned subsidiary of the Company. Headquartered in Saint-Hubert, Quebec, MAC Metal serves the North American residential and commercial markets with high-end steel siding and roofing products. MAC Metal is included in the Company’s Siding & Accessories reportable segment. The total purchase price included earn-out contingent consideration of $16.8 million payable over two consecutive twelve-month periods, with the first period starting in the month following the close of the acquisition; payments are based upon achieving certain adjusted EBITDA-based metrics, as defined in the purchase agreement. During the year ended December 31, 2025, the Company made a payment of $11.5 million to satisfy the first earn-out period. Total contingent consideration of $10.0 million as of December 31, 2025 is recognized in Other current liabilities on our Condensed Consolidated Balance Sheets. During the first quarter of 2026, the fair value of contingent consideration increased $0.1 million, including the impact of exchange rates. During the first quarter of 2026, the Company made a payment of $10.1 million to satisfy the second earn-out period. As of July 4, 2026, there was no contingent consideration payable.
Note 4 — Inventories, net
The following table sets forth the components of inventories:

(Amounts in thousands)	July 4, 2026	December 31, 2025
Raw materials and work in process(1)	$525,156	$512,391
Finished goods	269,116	233,085
Total inventories, net	$794,272	$745,476
(1)    The Company's work in process inventory is not significant to our Consolidated Balance Sheets due to the nature of our production processes.

Note 5 — Goodwill and Intangible Assets
The following table sets forth the changes in the carrying amount of goodwill by reportable segment and the accumulated impact of impairment loss:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Balance, as of December 31, 2025	$82,559	$338,643	$318,206	$739,408
Impact of acquisitions and related measurement period adjustments (1)	—	—	(393)	(393)
Currency translation	(7,104)	(751)	—	(7,855)
Balance, July 4, 2026	$75,455	$337,892	$317,813	$731,160

Goodwill	$943,927	$707,795	$317,813	$1,969,535
Accumulated impairment loss	(868,472)	(369,903)	—	(1,238,375)
Balance, July 4, 2026	$75,455	$337,892	$317,813	$731,160
1.A measurement period adjustment was recorded in conjunction with the Cold Rolled Steel acquisition during the period. See Note 3 — Acquisitions for additional information.
Intangible Assets, Net
The following table sets forth the major components of intangible assets:

($ Amounts in thousands)	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of July 4, 2026 (1)
Customer lists and relationships	3	–	19	14	$2,110,315	$(554,705)	$1,555,610
Trademarks, trade names and other	5	–	15	11	743,879	(179,351)	564,528
Total intangible assets					$2,854,194	$(734,056)	$2,120,138

($ Amounts in thousands)	Range of Life (in Years)			Weighted Average Amortization Remaining (Years)	Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2025 (1)
Customer lists and relationships	3	–	19	15	$2,114,525	$(496,927)	$1,617,598
Trademarks, trade names and other	5	–	15	11	745,999	(153,779)	592,220
Total intangible assets					$2,860,524	$(650,706)	$2,209,818

(1) Net of accumulated impairment loss of $32.7 million as of July 4, 2026 and December 31, 2025.
Intangible assets are amortized on a straight-line basis. The following table sets forth the amortization expense related to intangible assets:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Amortization expense	$42,807	$53,423	$85,652	$106,697

Note 6 — Product Warranties
The following table sets forth the changes in the carrying amount of product warranties liability:

	Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025
Balance, beginning of period	$188,754	$188,296
Expense	7,082	8,633
Claims and settlements	(8,077)	(8,464)
Balance, end of period	$187,759	$188,465
Reflected as:
Current liabilities – Rebates, warranties and other customer-related liabilities	$23,779	$23,894
Noncurrent liabilities – Other long-term liabilities	163,980	164,571
Total product warranty liability	$187,759	$188,465
Deferred warranty revenue of $2.7 million and $23.7 million is recorded in Other current liabilities and Other long-term liabilities, respectively, within our Consolidated Balance Sheets as of July 4, 2026 and deferred warranty revenue of $2.8 million and $24.1 million is recorded in Other current liabilities and Other long-term liabilities, respectively, within our Consolidated Balance Sheets as of December 31, 2025.
Note 7 — Debt
The following table sets forth the components of long-term debt:

		July 4, 2026				December 31, 2025
($ Amounts in thousands)	Effective Interest Rate	Principal Outstanding	Unamortized Fair Value Adjustment (1)	Unamortized Discount and Issuance Costs	Carrying Amount	Principal Outstanding	Unamortized Fair Value Adjustment(1)	Unamortized Discount and Issuance Costs	Carrying Amount
Term loan facility, due April 2028	8.57%	$2,463,500	$(133,009)	$—	$2,330,491	$2,476,500	$(166,962)	$—	$2,309,538
Term loan facility, due August 2028	9.69%	289,500	—	(9,237)	280,263	291,000	—	(11,201)	279,799
Term loan facility, due May 2031	10.05%	491,250	—	(4,128)	487,122	493,750	—	(4,460)	489,290
6.125% Senior Notes, due January 2029	13.51%	318,699	(50,845)	—	267,854	318,699	(58,909)	—	259,790
8.750% Senior Secured Notes, due August 2028	10.61%	710,000	—	(21,262)	688,738	710,000	—	(26,465)	683,535
9.500% Senior Secured Notes, due August 2029	9.88%	500,000	—	(4,907)	495,093	500,000	—	(5,565)	494,435
Total long-term debt		$4,772,949	$(183,854)	$(39,534)	$4,549,561	$4,789,949	$(225,871)	$(47,691)	$4,516,387
Reflected as:
Current liabilities - Current portion of long-term debt					$34,000				$34,000
Non-current liabilities - Long-term debt					4,515,561				4,482,387
Total long-term debt					$4,549,561				$4,516,387
Fair value - Senior notes - Level 1					$795,647				$1,084,438
Fair value - Term loans - Level 2					1,922,383				2,536,083
Total fair value					$2,718,030				$3,620,521
(1)    As a result of pushdown accounting in connection with the merger in July 2022, pursuant to which Cornerstone Building Brands became a privately-held company (the “Merger”), the carrying values of the term loan facility due April 2028 and the 6.125% senior notes were adjusted to fair value.

Revolving Credit Facilities
The following table sets forth the Company’s availability under its revolving credit facilities:

	July 4, 2026			December 31, 2025
(Amounts in thousands)	Authorized	Borrowings	Letters of Credit and Priority Payables	Authorized	Borrowings	Letters of Credit and Priority Payables
Asset-based lending facility, due May 2029(1)	$850,000	$605,000	$75,398	$850,000	$390,000	$67,450
Cash flow revolver(2)	92,000	32,000	—	92,000	—	—
First-in-last-out tranche asset-based lending facility, due May 2029(1)	95,000	95,000	—	95,000	95,000	—
Total	$1,037,000	$732,000	$75,398	$1,037,000	$485,000	$67,450
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
Our main liquidity and capital resource needs are payments to service our debt, ongoing operations and working capital requirements, and capital expenditures. Our available sources of liquidity include cash generated from our operations, borrowings under our existing credit facilities, and potential alternative financing sources as permitted under our existing credit agreements. We believe that funds provided by our existing and committed sources and our access to financing alternatives, including available financing arrangements, provide us with sufficient liquidity to meet our liquidity and capital needs for at least the next twelve months. Management continues to evaluate our capital structure and may pursue additional financing arrangements to further strengthen our liquidity position and support our long-term strategic objectives.
Covenant Compliance
The Company’s asset-based lending credit agreement (“ABL Credit Agreement”) includes a springing maintenance covenant set at a minimum fixed charge coverage ratio of 1.00:1.00, which is tested only when specified availability is less than 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 20 consecutive calendar days. The fixed charge coverage ratio as of the most recent four quarter period is the ratio of consolidated adjusted EBITDA less certain capital expenditures to the sum of certain debt service charges, net cash taxes, certain mandatory debt payments and certain dividends. As of July 4, 2026, the Company’s outstanding balance under the ABL facilities was $700.0 million and had a cushion of $178.5 million without triggering the compliance of a Fixed Charge Covenant.
The Company’s cash flow-based credit agreement (“Cash Flow Credit Agreement”) includes a springing financial covenant set at a maximum secured leverage ratio of 7.75:1.00, which will apply if the outstanding amount of loans and drawings under letters of credit which have not then been reimbursed exceeds 35% of the authorized borrowing amount under the Company’s cash flow-based revolving credit facility (“Cash Flow Revolver”) at the end of any fiscal quarter. The secured leverage ratio is the ratio of consolidated total secured indebtedness to consolidated adjusted EBITDA. As of July 4, 2026, the Company had a $32.0 million outstanding balance under the Cash Flow Revolver and could have borrowed up to an additional $0.2 million without triggering the leverage ratios set by the covenants.
The Company’s debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries, subject to important exceptions to incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Company is in compliance with all of its covenants as of July 4, 2026.

Interest Rate Swaps
From time to time, the Company uses certain interest rate swaps to manage the interest rate risk on its indebtedness. The following table sets forth the terms of the Company’s interest rate swap agreements, which matured in April 2026:

($ Amounts in thousands)
Origination date	April 17, 2023
Maturity date	April 15, 2026
Fair value at July 4, 2026 - Other assets, net	$—
Fair value at December 31, 2025 - Other assets, net	$7,069
Level in fair value hierarchy(1)	Level 2
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
The Company currently has no outstanding swap agreements in effect, though the Company may enter into interest rate swap agreements in the future.
Note 8 — Accumulated Other Comprehensive Income (Loss)
The following tables set forth the change in accumulated other comprehensive income (loss) attributable to the Company by each component of accumulated other comprehensive income (loss), net of applicable income taxes:

(Amounts in thousands)	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive (Loss) Income
Balance, April 4, 2026	$(23,453)	$(1,437)	$873	$(24,017)
Other comprehensive income (loss)	(9,555)	(223)	—	(9,778)
Balance, July 4, 2026	$(33,008)	$(1,660)	$873	$(33,795)

Balance, March 29, 2025	$(23,384)	$11,347	$1,380	$(10,657)
Other comprehensive income (loss)	10,753	(4,187)	—	6,566
Balance, June 28, 2025	$(12,631)	$7,160	$1,380	$(4,091)

(Amounts in thousands)	Foreign Currency Translation Adjustment	Derivatives, Net of Tax	Pensions, Net of Tax	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2025	$(19,309)	$542	$873	$(17,894)
Other comprehensive income (loss)	(13,699)	(2,202)	—	(15,901)
Balance, July 4, 2026	$(33,008)	$(1,660)	$873	$(33,795)

Balance, December 31, 2024	$(25,092)	$16,448	$1,380	$(7,264)
Other comprehensive (loss)	12,461	(9,288)	—	3,173
Balance, June 28, 2025	$(12,631)	$7,160	$1,380	$(4,091)

Note 9 — Share-Based Compensation
Class B Incentive Units
Beginning in the fourth quarter of 2022, pursuant to an incentive unit grant agreement, certain participants have been granted Class B units in Camelot Return Ultimate, LP (the “Partnership” or “Camelot Return Ultimate”), an indirect parent of the Company. The Class B units provide the holder with the opportunity to participate, upon certain vesting events and subject to Partnership repurchase rights and conditions, in the appreciation of the Partnership’s equity value from the date of grant. The Class B units vest over a five-year period on a straight-line basis. For the six months ended July 4, 2026, 1,349,839 Class B units were granted. The Company recognized a gain due to terminations and forfeitures of $0.1 million in the three months ended July 4, 2026 and expense of $1.3 million in the three months ended June 28, 2025. The Company recognized a gain from incentive units of $4.4 million in the six months ended July 4, 2026 and a gain from incentive units of $2.4 million in the six months ended June 28, 2025. The Company estimates that the unrecognized expense related to the Class B units is expected to be recognized over a weighted-average period of 3.9 years totaling $24.3 million.
Restricted Class A-2 Units
For the six months ended July 4, 2026, 224,980 restricted Class A-2 units in the Partnership were granted. The restricted Class A-2 units granted to non-employee directors vest over a one-year period and the restricted Class A-2 units granted to the Chief Executive Officer vest over a two year period. The Company recognized expense from restricted Class A-2 units of $0.4 million in the three months ended July 4, 2026 and $0.8 million in the six months ended July 4, 2026. The Company estimates that the unrecognized expense related to restricted Class A-2 units is expected to be recognized over a weighted-average period of 0.9 years totaling $3.4 million.
Note 10 — Income Taxes
The following table sets forth the effective tax rate for the three and six months ended July 4, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Effective tax rate	15.7%	19.4%	16.5%	19.1%
For the six months ended July 4, 2026, the Company’s estimated annual effective income tax rate of ordinary forecasted pre-tax book income was approximately 16.7%, which varied from the statutory tax rate primarily due to state income taxes, foreign tax rate differentials. For the six months ended July 4, 2026, the effective tax rate was 16.5%, which varied from the annual effective tax rate due to discrete items recorded during the period, including updates to state rates, and changes in the valuation allowance on IRC Section 163(j). The change in the effective tax rate for the six months ended July 4, 2026 compared to the six months ended June 28, 2025 is primarily due to the increase in pre-tax book losses and impacts of the valuation allowance on IRC Section 163(j) business interest. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The enactment did not have a material impact on our effective tax rate for the year ended December 31, 2025 or for the six months ended July 4, 2026.
As of July 4, 2026, the Company had federal IRC Section 163(j) interest limitation carryforwards of approximately $879.4 million, which do not expire. Management has recorded a valuation allowance against these deferred tax assets totaling $120.1 million, resulting in a net federal and state impact of $26.8 million as of July 4, 2026, due to the Company’s cumulative loss position and projected sustained limitations on interest deductions. The IRC Section 163(j) valuation allowance increases the total valuation allowance to $42.2 million. The valuation allowance is provided for deferred tax assets for which the Company believes it is more likely than not that a portion of the tax benefits will not be realized. The Company determined the new valuation allowance was needed despite the more favorable EBITDA-based adjusted taxable income calculation under OBBBA.
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
Fair Value Measurements on a Recurring Basis
The Company’s derivative instruments expired during the second quarter of 2026 and there were no financial assets measured at fair value on a recurring basis as of July 4, 2026. See Note 7 — Debt for additional information.
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
The fair value of contingent consideration was estimated as of the date of the acquisition, was recorded as part of the purchase price of MAC Metal, and was subsequently re-measured to fair value at each reporting date, based on a probability-weighted analysis using a rate that reflected the uncertainty of the expected outcomes, which the Company believed was appropriate and representative of market participant assumptions. The Company fully paid the second earn-out period of the contingent consideration during the first quarter of 2026. There were no financial liabilities measured at fair value on a recurring basis as of July 4, 2026. See Note 3 — Acquisitions for additional information.
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
Note 12 — Related Party Transactions
The Company had a related party receivable with CD&R of $0.4 million as of December 31, 2025. This amount represented legal fees paid on their behalf as part of the stockholder litigation described in Note 13. The related party receivable, was satisfied during the three months ended July 4, 2026.
The Company had a related party payable of $6.5 million to our indirect parent, Camelot Return Ultimate, LP as of both July 4, 2026 and December 31, 2025, representing monies paid by Company management for the purchase of Class A-2 units in the Partnership. See Note 9 - Share-Based Compensation for further discussion of share-based compensation.

Note 13 — Commitments and Contingencies
As a manufacturer of products primarily for use in building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company may become involved in various legal proceedings or other contingent matters arising from claims or potential claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, including applicable benefit and pension plans, intellectual property, securities, personal injury, property damage, product liability, warranty and modification, and adjustment or replacement of component parts or units sold, which may include product recalls. The Company insures (or self-insures) against these risks to the extent deemed prudent by its management and to the extent insurance is available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company believes it is adequately reserved for all known matters.
Environmental
The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws. Among other things, these laws regulate the emissions or discharge of contaminants into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect employee health and safety, public health and welfare and the end-users of its products; regulate the chemicals used to produce its products; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Violations of these laws or of any conditions contained in environmental permits or other legal authorizations could impact the Company's current and future operations.
The Company believes it is in material compliance with all applicable laws and regulations and has recorded a liability of $3.9 million and $4.5 million as of July 4, 2026 and December 31, 2025, respectively, for certain subsurface investigation and remedial matters.
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
Note 14 — Reportable Segment and Geographical Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, who is our Chief Executive Officer, reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. As of July 4, 2026, the Company is organized in five operating segments aggregated into three reportable segments: Windows & Doors (consisting of the Windows & Doors–U.S. and Windows & Doors–Canada operating segments), Siding & Accessories (consisting of the Siding & Accessories–U.S. and Siding & Accessories–Canada operating segments) and Metal Solutions (itself an operating segment). The aggregated reportable segments share similar economic characteristics with respect to product offerings, manufacturing processes, and customer demographics. We operate principally in the U.S. with limited operations in Canada and Mexico.
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

Management monitors the results of its operating segments separately to make decisions about resources and evaluate performance. Management, including the Company’s CODM, evaluates performance on the basis of segment earnings before interest, income taxes, depreciation and amortization (“Reportable segment adjusted EBITDA”).
Corporate and Other consists specifically of corporate operating expenses that are generally not allocated to reportable segments, related-party management fees, and other items that are not assigned or allocated to reportable segments. Any intercompany net sales or expenses are eliminated in consolidation.
The following table sets forth reportable segment net sales, reportable segment adjusted EBITDA and a reconciliation to loss before income taxes:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reportable segment net sales:
Windows & Doors	$632,703	$665,800	$1,182,481	$1,223,545
Siding & Accessories	322,606	325,155	570,094	565,833
Metal Solutions	493,054	438,577	907,534	816,645
Total reportable segment net sales	1,448,363	1,429,532	2,660,109	2,606,023
Intersegment sales	(4,966)	(1,627)	(7,365)	(2,784)
Total net sales	$1,443,397	$1,427,905	$2,652,744	$2,603,239
Reportable segment adjusted EBITDA:
Windows & Doors	$41,453	$79,920	$36,389	$122,287
Siding & Accessories	50,156	67,727	80,708	99,222
Metal Solutions	38,608	66,229	45,433	118,064
Total reportable segment adjusted EBITDA	130,217	213,876	162,530	339,573
Corporate and Other	(55,767)	(48,363)	(96,432)	(89,156)
Impairment of long-lived assets	(34,776)	—	(34,776)	—
Depreciation and amortization	(111,963)	(123,152)	(214,831)	(226,903)
Interest expense	(128,209)	(121,845)	(254,138)	(239,526)
Foreign exchange gain (loss)	(2,759)	4,053	(3,820)	3,740
Other income, net	619	1,043	6,519	1,470
Loss before income taxes	$(202,638)	$(74,388)	$(434,948)	$(210,802)
The following table sets forth net sales to third party customers, disaggregated by reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Windows & Doors – Principally vinyl windows	$629,277	$665,577	$1,177,539	$1,223,187
Siding & Accessories:
Vinyl siding	165,782	167,432	277,207	276,142
Metal siding	102,243	90,420	182,441	162,389
Injection molded siding	13,621	14,726	23,367	24,517
Stone	27,029	35,173	49,577	62,899
Other products & services	12,391	16,000	35,079	37,460
Total	321,066	323,751	567,671	563,407
Metal Solutions – Metal building products	493,054	438,577	907,534	816,645
Total net sales	$1,443,397	$1,427,905	$2,652,744	$2,603,239

The following table sets forth other financial data by reportable segment:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Depreciation and amortization:
Windows & Doors	$50,058	$60,239	$98,757	$104,198
Siding & Accessories	26,777	27,039	53,136	50,959
Metal Solutions	33,371	34,443	59,706	69,127
Depreciation and amortization for reportable segments	110,206	121,721	211,599	224,284
Corporate	1,757	1,431	3,232	2,619
Total depreciation and amortization	$111,963	$123,152	$214,831	$226,903

Capital expenditures:
Windows & Doors	14,579	7,968	$28,748	$25,007
Siding & Accessories	5,723	9,104	12,588	14,614
Metal Solutions	15,023	12,674	19,259	21,403
Capital expenditures for reportable segments	35,325	29,746	60,595	61,024
Corporate	1,153	1,340	1,262	7,150
Total capital expenditures	$36,478	$31,086	$61,857	$68,174
The following table sets forth key expenses disaggregated by reportable segment for the three months ended July 4, 2026:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$629,277	$321,066	$493,054	$1,443,397
Intersegment net sales	3,426	1,540	—	4,966
Reportable segment net sales	632,703	322,606	493,054	1,448,363
Segment cost of sales(1)	(532,913)	(244,255)	(379,331)	(1,156,499)
Segment selling, general and administrative expenses(2)	(58,337)	(28,195)	(75,115)	(161,647)
Reportable segment adjusted EBITDA	$41,453	$50,156	$38,608	$130,217
Impairment of long-lived assets				(34,776)
Depreciation and amortization				(111,963)
Corporate and Other				(55,767)
Interest expense				(128,209)
Foreign exchange loss				(2,759)
Other income, net				619
Loss before income taxes				$(202,638)
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

The following table sets forth key expenses disaggregated by reportable segment for the three months ended June 28, 2025:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$665,577	$323,751	$438,577	$1,427,905
Intersegment net sales	223	1,404	—	1,627
Reportable segment net sales	665,800	325,155	438,577	1,429,532
Segment cost of sales(1)	(521,642)	(230,464)	(306,946)	(1,059,052)
Segment selling, general and administrative expenses(2)	(64,238)	(26,964)	(65,402)	(156,604)
Reportable segment adjusted EBITDA	$79,920	$67,727	$66,229	$213,876
Depreciation and amortization				(123,152)
Corporate and Other				(48,363)
Interest expense				(121,845)
Foreign exchange loss				4,053
Other income, net				1,043
Loss before income taxes				$(74,388)
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
The following table sets forth key expenses disaggregated by reportable segment for the six months ended July 4, 2026:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$1,177,539	$567,671	$907,534	$2,652,744
Intersegment net sales	4,942	2,423	—	7,365
Reportable segment net sales	1,182,481	570,094	907,534	2,660,109
Segment cost of sales(1)	(1,019,080)	(431,646)	(706,575)	(2,157,301)
Segment selling, general and administrative expenses(2)	(127,012)	(57,740)	(155,526)	(340,278)
Reportable segment adjusted EBITDA	$36,389	$80,708	$45,433	$162,530
Impairment of long-lived assets				(34,776)
Depreciation and amortization				(214,831)
Corporate and Other				(96,432)
Interest expense				(254,138)
Foreign exchange gain				(3,820)
Other income, net				6,519
Loss before income taxes				$(434,948)
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

The following table sets forth key expenses disaggregated by reportable segment for the six months ended June 28, 2025:

(Amounts in thousands)	Windows & Doors	Siding & Accessories	Metal Solutions	Total
Net sales	$1,223,187	$563,407	$816,645	$2,603,239
Intersegment sales	358	2,426	—	2,784
Reportable segment net sales	1,223,545	565,833	816,645	2,606,023
Segment cost of sales(1)	(974,290)	(412,526)	(569,804)	(1,956,620)
Segment selling, general and administrative expenses(2)	(126,968)	(54,085)	(128,777)	(309,830)
Reportable segment adjusted EBITDA	$122,287	$99,222	$118,064	$339,573
Depreciation and amortization				(226,903)
Corporate and Other				(89,156)
Interest expense				(239,526)
Foreign exchange loss				3,740
Other income, net				1,470
Loss before income taxes				$(210,802)
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
The following table sets forth property, plant and equipment, net, and total assets disaggregated by reportable segment:

(Amounts in thousands)	July 4, 2026	December 31, 2025
Property, plant and equipment, net:
Windows & Doors	$340,156	$353,253
Siding & Accessories	155,197	186,335
Metal Solutions	608,430	498,181
Property, plant and equipment, net by reportable segments	1,103,783	1,037,769
Corporate	12,320	20,840
Total property, plant and equipment, net	$1,116,103	$1,058,609

Total assets:
Windows & Doors	$2,379,586	$2,437,569
Siding & Accessories	1,751,446	1,687,914
Metal Solutions	1,840,200	1,838,466
Total assets by reportable segment	5,971,232	5,963,949
Corporate	209,336	244,787
Total assets	$6,180,568	$6,208,736

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
•Costs related to compliance with, violations of, or liabilities under environmental, health and safety laws;
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
•Our ability to remediate material weaknesses in our internal control over financial reporting and maintain an effective system of internal control over financial reporting;
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
•Our ability to borrow under our existing credit facilities and otherwise access sources of liquidity;
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
•A leading market position in various North American markets we serve, including, among others, vinyl windows, vinyl siding, metal accessories, metal roofing and wall systems and engineered metal building systems.
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
Results of Operations
The following table represents key results of operations on a consolidated basis for the interim periods indicated:

	Three Months Ended		Six Months Ended
($ Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,443,397	$1,427,905	$2,652,744	$2,603,239
Gross profit	235,754	312,315	395,853	548,850
% of net sales	16.3%	21.9%	14.9%	21.1%
Selling, general and administrative expenses	273,267	269,954	544,586	525,336
% of net sales	18.9%	18.9%	20.5%	20.2%
Impairment of long-lived assets	34,776	—	34,776	—
Income (loss) from operations	(72,289)	42,361	(183,509)	23,514
% of net sales	(5.0)%	3.0%	(6.9)%	0.9%
Interest expense	(128,209)	(121,845)	(254,138)	(239,526)
Foreign exchange gain (loss)	(2,759)	4,053	(3,820)	3,740
Other income, net	619	1,043	6,519	1,470
Loss before income taxes	(202,638)	(74,388)	(434,948)	(210,802)
Income tax benefit	(31,816)	(14,420)	(71,600)	(40,210)
Net loss	$(170,822)	$(59,968)	$(363,348)	$(170,592)
Non-GAAP financial measure – Adjusted EBITDA*	$99,843	$178,466	$100,914	$270,349
% of net sales	6.9%	12.5%	3.8%	10.4%

* Refer to Non-GAAP Financial Measures for further discussion.
Net sales increased $15.5 million, or 1.1%, for the three months ended July 4, 2026, compared to the comparable prior year period and increased $49.5 million, or 1.9%, for the six months ended July 4, 2026 compared to the comparable prior year period, mainly due to the strategic acquisition of Metal Sales Manufacturing Corporation (“Metal Sales”) in September 2025, partially offset by lower volumes across all reportable segments due to constrained market conditions.
Gross profit as a percentage of net sales was 16.3% for the three months ended July 4, 2026, compared to 21.9% for the comparable prior year period, and 14.9% for the six months ended July 4, 2026 compared to 21.1% for the comparable prior year period. The decrease in margin was primarily driven by higher manufacturing input costs due to inflation and reduced operating leverage resulting from lower sales volume.
Selling, general and administrative expenses increased $3.3 million, for the three months ended July 4, 2026, compared to the comparable prior year period, and increased $19.3 million for the six months ended July 4, 2026 compared to the comparable prior year period. The increases were primarily driven by higher restructuring costs, strategic development initiatives, and acquisition-related expenses. These increases were partially offset by lower incentive compensation and reduced intangible amortization expense related to the completion of amortization for certain assets in 2025.

Impairment of long-lived assets increased $34.8 million, for the three and six months ended July 4, 2026, compared to the comparable prior year period. The increase is due to asset impairment charges during the period related to certain assets held for sale and other long-lived assets for which there were changes in their expected use. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest expense (benefit) increased $6.4 million for the three months ended July 4, 2026, compared to the comparable prior year period and increased $14.6 million for the six months ended July 4, 2026 compared to the comparable prior year period, primarily due to higher average borrowings and financing costs associated with our revolving credit facilities during the first half of 2026 compared to the first half of 2025.
The following table sets forth the components of interest expense:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest on outstanding borrowings	$102,712	$103,889	$206,815	$203,601
Cash impact of interest rate swaps	(2,086)	(8,796)	(8,510)	(17,646)
Amortization of interest rate swap fair value(1)	494	2,893	3,456	5,855
Amortization of debt discount, debt issuance costs and purchase accounting fair value adjustment(1)	25,865	23,772	51,097	46,981
Other	1,224	87	1,280	735
Total interest expense	$128,209	$121,845	$254,138	$239,526
(1)The fair value adjustments were made in connection with the Merger in July 2022 and the Company’s interest rate swaps that matured in April 2026.
Foreign exchange gain (loss) was $2.8 million of losses for the three months ended July 4, 2026, compared to $4.1 million of gains for the three months ended June 28, 2025 and $3.8 million of losses for the six months ended July 4, 2026 compared to $3.7 million of gains for the six months ended June 28, 2025. The changes period over period are attributable to foreign exchange rate changes on intercompany loans based in Canadian currency.
Other income, net, decreased $0.4 million for the three months ended July 4, 2026, compared to the comparable prior year period, and increased $5.0 million for the six months ended July 4, 2026, compared to the comparable prior period. This fluctuation is mainly due to an increase in the bargain purchase gain recognized related to the Metal Sales acquisition. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for additional information.
Income tax benefit increased $17.4 million for the three months ended July 4, 2026 compared to the comparable prior period and increased $31.4 million for the six months ended July 4, 2026 compared to the comparable prior period. The change was mainly due to the increase in pre-tax book losses, partially offset by the tax impacts from the valuation allowance on IRC Section 163(j) business interest during the six months ended July 4, 2026 compared to the six months ended June 28, 2025.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which led to lower cash tax payments for 2025. The enactment did not have a material impact on our effective tax rate for the three and six months ended July 4, 2026.

Reportable Segment Results of Operations
The following table sets forth the results of continuing operations for our reportable segments:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reportable segment net sales:
Windows & Doors	$632,703	$665,800	$1,182,481	$1,223,545
Siding & Accessories	322,606	325,155	570,094	565,833
Metal Solutions	493,054	438,577	907,534	816,645
Intersegment net sales	(4,966)	(1,627)	(7,365)	(2,784)
Total net sales	$1,443,397	$1,427,905	$2,652,744	$2,603,239

Net sales, third party customers:
Windows & Doors	$629,277	$665,577	$1,177,539	$1,223,187
Siding & Accessories	321,066	323,751	567,671	563,407
Metal Solutions	493,054	438,577	907,534	816,645
Total net sales	$1,443,397	$1,427,905	$2,652,744	$2,603,239

Reportable segment adjusted EBITDA*
Windows & Doors	$41,453	$79,920	$36,389	$122,287
Siding & Accessories	50,156	67,727	80,708	99,222
Metal Solutions	38,608	66,229	45,433	118,064
Corporate and Other	(55,767)	(48,363)	(96,432)	(89,156)
Impairment of long-lived assets	(34,776)	—	(34,776)	—
Depreciation and amortization	(111,963)	(123,152)	(214,831)	(226,903)
Loss from operations	$(72,289)	$42,361	$(183,509)	$23,514
* Refer to Non-GAAP Financial Measures for further discussion.
Windows & Doors
The following table sets forth the continuing results of operations for the Windows & Doors reportable segment:

	Three Months Ended		Six Months Ended
($ Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reportable segment net sales:	$632,703	$665,800	$1,182,481	$1,223,545
Net sales, third party customers:	$629,277	$665,577	$1,177,539	$1,223,187
Reportable segment adjusted EBITDA*	$41,453	$79,920	$36,389	$122,287
% of net sales	6.6%	12.0%	3.1%	10.0%
Depreciation and amortization	$50,058	$60,239	$98,757	$104,198
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended July 4, 2026 decreased $33.1 million, or 5.0%, and for the six months ended July 4, 2026 decreased $41.1 million, or 3.4% mainly driven by lower volumes, partially offset by favorable price.
Reportable segment adjusted EBITDA for the three months ended July 4, 2026 decreased $38.5 million and for the six months ended July 4, 2026 decreased $85.9 million, mainly driven by lower volumes, higher professional service costs, and material, fuel, and wage inflation.

Siding & Accessories
The following table sets forth the continuing results of operations for the Siding & Accessories reportable segment:

	Three Months Ended		Six Months Ended
($ Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reportable segment net sales:	$322,606	$325,155	$570,094	$565,833
Net sales, third party customers:	$321,066	$323,751	$567,671	$563,407
Reportable segment adjusted EBITDA*	$50,156	$67,727	$80,708	$99,222
% of net sales	15.6%	20.9%	14.2%	17.6%
Depreciation and amortization	$26,777	$27,039	$53,136	$50,959
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment net sales for the three months ended July 4, 2026 decreased $2.5 million, or 0.8%, and for the six months ended July 4, 2026 increased $4.3 million or 0.8%, primarily driven by favorable price and product mix, partially offset by lower volumes.
Reportable segment adjusted EBITDA for the three months ended July 4, 2026 decreased $17.6 million, and for the six months ended July 4, 2026 decreased $18.5 million, mainly driven by material inflation and increased selling, general and administrative expenses, partially offset by manufacturing net efficiencies and favorable selling price.
Metal Solutions
The following table sets forth the continuing results of operations for the Metal Solutions reportable segment:

	Three Months Ended		Six Months Ended
($ Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reportable segment net sales:	$493,054	$438,577	$907,534	$816,645
Net sales, third party customers:	$493,054	$438,577	$907,534	$816,645
Reportable segment adjusted EBITDA*	$38,608	$66,229	$45,433	$118,064
% of net sales	7.8%	15.1%	5.0%	14.5%
Depreciation and amortization	$33,371	$34,443	$59,706	$69,127
* Refer to Non-GAAP Financial Measures for further discussion.
Reportable segment sales for the three months ended July 4, 2026 increased $54.5 million, or 12.4%, and for the six months ended July 4, 2026 increased $90.9 million, or 11.1%, mainly driven by the strategic acquisition of Metal Sales in September 2025.
Reportable segment adjusted EBITDA for the three months ended July 4, 2026 decreased $27.6 million, and for the six months ended July 4, 2026 decreased $72.6 million, mainly due to weaker market conditions and materials inflation, partially offset by favorable selling price.

Corporate and Other
The following table sets forth the continuing operations for Corporate and Other:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Corporate costs	$30,374	$35,410	$61,616	$69,224
Strategic development and acquisition related costs (1)	19,325	3,095	23,440	8,378
Long-term incentive plan compensation (2)	934	2,526	(2,445)	(1,017)
Amortization of acquisition related step-up adjustments (3)	1,586	1,843	3,318	3,603
Facility closure charges and employee separation (4)	2,465	184	7,707	1,246
Other	1,083	5,305	2,796	7,722
Total Corporate and Other	$55,767	$48,363	$96,432	$89,156

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

Corporate costs decreased $5.0 million for the three months ended July 4, 2026 and decreased $7.6 million for the six months ended July 4, 2026, mainly due to lower personnel costs for Corporate employees, including lower incentive compensation offset by small increase in legal and professional fees.
Depreciation and Amortization
The following table sets forth depreciation and amortization:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Depreciation:
Cost of sales	$53,531	$57,168	$98,827	$96,071
Selling, general and administrative expenses	15,625	12,561	30,352	24,135
Total depreciation	69,156	69,729	129,179	120,206
Amortization - Selling, general and administrative expenses	42,807	53,423	85,652	106,697
Total depreciation and amortization	$111,963	$123,152	$214,831	$226,903
Depreciation and amortization decreased $11.2 million for the three months ended July 4, 2026 and decreased $12.1 million for the six months ended July 4, 2026, mainly due to a reduction in intangible amortization expense related to the completion for certain assets in 2025, partially offset by increased depreciation related to the acquisition of Metal Sales in September 2025.

Liquidity and Capital Resources
Our main liquidity and capital resource needs are payments to service our debt, ongoing operations and working capital requirements, capital expenditures and the cost of acquisitions. Our available sources of liquidity include cash generated from our operations, borrowings under our existing credit facilities, and potential alternative financing sources as permitted under our existing credit agreements. We believe that funds provided by our existing and committed sources and our access to financing alternatives, including available financing arrangements, provide us with sufficient liquidity to meet our liquidity and capital needs for at least the next twelve months. Management continues to evaluate our capital structure and may pursue additional financing arrangements to further strengthen our liquidity position and support our long-term strategic objectives.
We may from time to time take steps to reduce our debt. These actions may include repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open-market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt, and we would continue to reflect the debt as outstanding in our Condensed Consolidated Balance Sheets.
The following table sets forth our total net liquidity position as of July 4, 2026:

(Amounts in thousands)	Amount
Cash and cash equivalents	$136,272
Revolving credit facilities:
Asset-based lending facility	850,000
First-in-last-out tranche asset-based lending facility	95,000
Cash flow revolving facility	92,000
Total revolving credit facilities	1,037,000
Less:
Debt issued under the facilities	732,000
Letters of credit outstanding	70,703
Borrowing base adjustments related to asset-based lending facility(1)	107,357
Net credit facility	126,940
Net liquidity	$263,212
(1)    The borrowing base under the ABL Facilities is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the previous month’s value of eligible inventory, accounts receivable, less certain allowances and subject to certain other adjustments. As of July 4, 2026, the Company’s total lender commitments under the asset-based lending facility and the first-in-last-out tranche asset-based lending facility were $945.0 million, however the borrowing base was less than the total commitments, which resulted in a borrowing base adjustment.
Cash Flows

	Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025
Net cash used in operating activities	$(172,092)	$(132,206)
Net cash used in investing activities	$(50,693)	$(67,510)
Net cash flows provided by financing activities	$224,657	$210,012
Cash Flows Used in Operating Activities
Net cash used in operating activities was $172.1 million for the six months ended July 4, 2026, an increase from the $132.2 million used in operations in the prior year. The increase in net cash used in operating activities was primarily driven by lower earnings, partially offset by favorable working capital changes, primarily due to an increase in accounts payable.

Cash Flows Used in Investing Activities
Our main uses of cash for investing activities are for payments for property and equipment and acquisitions of businesses.
Net cash used in investing activities was $50.7 million for the six months ended July 4, 2026 compared to $67.5 million used in investing activities for the six months ended June 28, 2025. The $16.8 million decrease is driven by reduced spending on capital expenditures during the current year compared to the prior year and $7.5 million of cash proceeds received during the first quarter of 2026 from post-closing cash and working capital adjustments related to the acquisitions of Metal Sales and Cold Rolled Steel during the prior year.
Cash Flows From Financing Activities
Our main uses of cash for financing activities include activity to repurchase and make payments on our long-term debt and distributions to our direct parent Camelot Return Intermediate Holdings, LLC, (“Camelot Parent”). Our main sources of cash from financing activities include the proceeds from issuances of debt.
Net cash provided by financing activities was $224.7 million for the six months ended July 4, 2026 compared to $210.0 million provided by financing activities for the six months ended June 28, 2025. The increase of $14.7 million in net cash provided was mainly driven by a $247.0 million increase in net borrowings under our revolving credit facilities in the current year, $17.0 million of repayments of borrowings outstanding under our term loans during the six months ended July 4, 2026 and $5.3 million related to the second and final payment of contingent consideration made during the first quarter of 2026 as part of the acquisition of MAC Metal.
Contingent Liabilities and Commitments
Leases
We have leases for certain manufacturing, warehouse, distribution locations, offices, vehicles and equipment. As of July 4, 2026, the Company had total future lease payments of $577.2 million, with $76.9 million payable within 12 months.
Debt
We have certain debt instruments outstanding. As of July 4, 2026, the Company had total future payments of $5.5 billion, with $34.0 million payable within 12 months. See Note 7 in the Notes to the Condensed Consolidated Financial Statements for additional information.
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

Reconciliation of Net Loss to Adjusted EBITDA
The following table presents the reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net loss	$(170,822)	$(59,968)	$(363,348)	$(170,592)
Interest expense	128,209	121,845	254,138	239,526
Foreign exchange (gain) loss	2,759	(4,053)	3,820	(3,740)
Other income, net	(619)	(1,043)	(6,519)	(1,470)
Income tax benefit	(31,816)	(14,420)	(71,600)	(40,210)
Income (loss) from operations	(72,289)	42,361	(183,509)	23,514
Depreciation and amortization	111,963	123,152	214,831	226,903
Impairment of long-lived assets	34,776	—	34,776	—
Strategic development and acquisition related costs (1)	19,325	3,095	23,440	8,378
Long-term incentive plan compensation(2)	934	2,526	(2,445)	(1,017)
Amortization of acquisition related step-up adjustments(3)	1,586	1,843	3,318	3,603
Facility closure charges and employee separation(4)	2,465	184	7,707	1,246
Other	1,083	5,305	2,796	7,722
Adjusted EBITDA	$99,843	$178,466	$100,914	$270,349
(1)Costs related to strategic projects, acquisitions and merger activity.
(2)Represents charges related to the Company’s equity-based compensation plans.
(3)Costs associated with non-cash purchase accounting valuations for lease right-of-use assets and inventory.
(4)Represents charges related to the Company’s manufacturing footprint and certain employee separation costs.

See Part I, Item 1, “Condensed Consolidated Financial Statements”, Note 14 included herein, for the reconciliation of reportable segment adjusted EBITDA to loss before income taxes. Reportable segment adjusted EBITDA is the only measure of segment profit used by our CODM.
Critical Accounting Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended July 4, 2026. Refer to the 2025 Form 10-K for a description of the Company’s critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our exposure to market risk during the three months ended July 4, 2026. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the Company’s market risks.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 4, 2026. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of July 4, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as described below.
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
Further, during the first six months of 2026, the following remediation actions were taken:
•For Harvey Building Products Corp. and Mueller Supply Company, Inc., documented remediation action plans for the majority of the identified IT general control and related business process control deficiencies; and
•Defined remediation timelines and ownership for implementation of remediation activities.
We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting. However we have not completed all remediation efforts we believe necessary to address the material weaknesses. As management continues to evaluate and improve the Company’s internal control over financial reporting, additional improvements may be implemented. The Company will not conclude that any deficient controls operate effectively until the applicable controls operate for a sufficient period of time and are subject to testing to conclude that remediation has been achieved.
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weaknesses as discussed above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended July 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.
Index to Exhibits

Exhibit No.	Description
*10.1	Amendment No. 1 to Camelot Ultimate, LP 2022 Equity Incentive Plan
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE BUILDING BRANDS, INC.

Date: August 18, 2026	By:	/s/ Christian Storch
Christian Storch
Interim Chief Financial Officer (Principal Financial Officer)

Date: August 18, 2026	By:	/s/ Richard Dirkson
Richard Dirkson
Senior Vice President and Corporate Controller (Principal Accounting Officer)